Form 10-Q
period 1995-04-30
GLOBAL ENVIRONMENTAL CORP
filed 1995-06-13
CIK 825521

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-Q

                                -----------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-17430

                           GLOBAL ENVIRONMENTAL CORP.
             (Exact name of registrant as specified in its charter)

               New York                             13-3431486
    (State of other jurisdiction of              (I.R.S. Employer
     incorporation or organization)            Identification No.)

     P.O. Box 1300, Unit 1 Apple Tree Lane             18949
                   Plumsteadville, PA                (Zip Code)
   (Address of principal executive offices)

                                (215) 766-2730
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES _X__                 NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 Outstanding at
               Common Stock                      April 30, 1995
          ---------------------                -----------------

            $.0001 par value                    2,369,565 shares

         GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                    INDEX


PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets  . . . . . . . . . . . . . . . . .       3
     Consolidated Statements of Operations  . . . . . . . . . . . .       5
     Consolidated Statements of Cash Flows  . . . . . . . . . . . .       6
     Notes to Consolidated Financial Statements . . . . . . . . . .       8
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations  . . . . . . . . . . . .      11

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .      15

                  GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


ASSETS

                                                      APRIL 30,       OCTOBER 31,
                                                        1995            1994
                                                    -----------      -----------
CURRENT ASSETS
Cash and cash equivalents                           $   329,920      $   353,465
Restricted cash                                         167,894                0
Accounts receivable, less allowance
 for doubtful accounts of $71,883 and
 and $55,691, respectively                            2,039,835        1,588,951
Inventories                                           1,263,188        1,168,630
Costs and estimated earnings in excess
 of billings on uncompleted contracts                   234,726           50,972
Prepaid expenses and other                              114,701           87,212
                                                    -----------      -----------
 Total current assets                                 4,150,264        3,249,230
                                                    -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                                    150,797          150,797
Building and improvements                             1,823,825        1,823,825
Equipment                                             2,658,423        2,593,301
                                                    -----------      -----------
                                                      4,633,045        4,567,923
Less:  Accumulated depreciation
         and amortization                            (2,241,075)      (2,148,633)
                                                    -----------      -----------
 Total property, plant and equipment, net             2,391,970        2,419,290
                                                    -----------      -----------

OTHER ASSETS
Investment in joint venture                              11,634            8,630
Restricted cash                                               0          167,894
Goodwill, net of amortization of $29,472 and
 $26,917 respectively                                    72,724           75,279
Other, net                                               42,030          166,738
                                                    -----------      -----------
 Total other assets                                     126,388          418,541
                                                    -----------      -----------
TOTAL ASSETS                                        $ 6,668,622      $ 6,087,061
                                                    ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      APRIL 30,       OCTOBER 31,
                                                        1995             1994
                                                    -----------      -----------
CURRENT LIABILITIES
Revolving loan                                      $   967,019      $   933,530
Current portion of long-term debt                       679,397          692,209
Accounts payable                                      2,013,241        1,464,319
Billings in excess of costs and estimated
 earnings on uncompleted contracts                       39,858           52,615
Accrued salaries and wages                              230,932          203,387
Accrued commissions                                      57,576           37,996
Accrued expenses, other                                 836,197          406,285
                                                    -----------      -----------
 Total current liabilities                            4,824,220        3,790,341
                                                    -----------      -----------

LONG-TERM LIABILITIES
Long-term debt, less current portion                    935,556        2,649,783
                                                    -----------      -----------

Total liabilities                                     5,759,776        6,440,124
                                                    -----------      -----------
Commitments and contingencies                                 0                0
                                                    -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.001 par value; 5,000,000
  shares authorized; Class of 10% cumulative
  convertible senior preferred stock,
  7,550 shares issued and outstanding;
  Class of Series B cumulative convertible
  senior preferred stock, 16,000 shares
  authorized,  issued and outstanding                 2,262,150          662,150
Common stock, par value $.0001 per share
 20,000,000 shares authorized, 2,465,144
  shares issued                                             247              247
Additional paid in capital                            1,877,784        1,877,784
Deficit                                              (3,231,335)      (2,893,244)
 Less:  Treasury stock, 95,579 shares at cost                 0                0
                                                    -----------      -----------
 Total stockholders' equity (deficit)                   908,846         (353,063)
                                                    -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                  $ 6,668,622      $ 6,087,061
                                                    ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                    APRIL 30,                   APRIL 30,
                              ------------------------    -----------------------
                                 1995          1994          1995         1994
                              ----------    ----------    ----------   ----------
Net Sales                     $3,322,744    $3,414,105    $6,024,501   $5,735,714

Cost of Goods Sold             2,667,049     2,912,447     5,108,265    5,027,621
                              ----------    ----------    ----------   ----------

  GROSS PROFIT                   655,695       501,658       916,236      708,093

Selling, General and
  Administrative Expenses        499,746       422,729       943,290      839,480
                              ----------    ----------    ----------   ----------

INCOME (LOSS) FROM
  OPERATIONS                     155,949        78,929       (27,054)    (131,387)

Other Income                      20,249       (16,438)       34,389       47,648
Other expense - write-off of
  deferred finance charges             0                     (86,569)
Interest Expense, Net            (67,404)     (127,188)     (167,772)    (222,519)
                              ----------    ----------    ----------   ----------

NET INCOME (LOSS) BEFORE
  PREFERRED DIVIDENDS PAID       108,794       (64,697)     (247,006)    (306,258)

Preferred dividends earned       (66,759)            0       (91,085)           0
                              ----------    ----------    ----------   ----------
Net income (loss) attributable
  to Common Shareholders      $   42,035    $  (64,697)   $ (338,091)  $ (306,258)
                              ==========    ==========    ==========   ==========

Earnings (loss) per common
  share                       $     0.02    $    (0.03)   $    (0.14)  $    (0.13)
                              ==========    ==========    ==========   ==========

Fully diluted                 $     0.02    $    (0.03)   $    (0.14)  $    (0.13)
                              ==========    ==========    ==========   ==========
WEIGHTED AVERAGE NUMBER
  OF SHARES                    2,369,565     2,331,295     2,369,565    2,331,295
                              ==========    ==========    ==========   ==========

FULLY DILUTED                  7,079,565     2,331,295     2,369,565    2,331,295
                              ==========    ==========    ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                        SIX MONTHS ENDED
                                                           APRIL 30,
                                                    ----------------------------
                                                        1995             1994
                                                    -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)                                          $  (247,006)     $  (306,258)
Adjustments to reconcile net (loss) to
 net cash provided by operating activities:
 Depreciation and amortization                           92,442          134,470
 Write-off deferred acquisition costs                    86,569                0
Net (increase) decrease in noncash current assets
 Accounts receivable                                   (450,884)        (866,990)
 Inventories                                            (94,558)           2,577
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                 (183,754)         532,425
 Prepaid expenses and other                             (27,489)         (20,190)

NET INCREASE (DECREASE) IN NONDEBT
 CURRENT LIABILITIES
 Accounts payable                                       548,922          714,717
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                     (12,757)         357,680
 Accrued salaries, wages and commissions                 47,125           39,786
 Accrued expenses, other                                429,463           20,923
Increase (decrease) in other assets                      38,139                0
                                                    -----------      -----------
Net cash provided (used in) operating activities        226,212          609,140

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of property and equipment                     (65,122)         (13,615)
                                                    -----------      -----------
 Net cash used in investing activities                  (65,122)         (13,615)
                                                    -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
 Net advances (repayments) under revolving
  loan agreement                                         33,489           (7,381)
 Payment of long-term debt                             (127,039)         (16,768)
 Preferred dividends paid                               (91,085)               0
 Proceeds from issuance of capital stock                      0           12,500
 Increase in restricted cash                                  0         (167,894)
                                                    -----------      -----------
 Net cash provided (used) in financing activities      (184,635)        (179,543)
                                                    -----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 (23,545)         415,982

CASH AND CASH EQUIVALENTS, beginning of period          353,465          186,722
                                                    -----------      -----------
CASH AND CASH EQUIVALENTS, end of period            $   329,920      $   602,704
                                                    ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED
                                                          APRIL 30,
                                                  ---------------------------
                                                     1995             1994
                                                  -----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH FINANCING ACTIVITIES
Conversion of Renaissance debt
 to preferred stock                               $ 1,600,000      $         0
                                                  ===========      ===========




























The accompanying notes are an integral part of these consolidated financial statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE SIX MONTHS ENDED APRIL 30, 1995 AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended October 31, 1994. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the six months ended April 30, 1995 are not necessarily indicative of results to be expected for the full year.

The corporate structure consists of four companies including Global Environmental Corp. (Global), the parent corporation. The subsidiaries include Global Environmental Holdings, Inc. (Global Holdings), Danzer Metal Works Company, Inc. (Danzer) and Rage Inc. (Rage). Danzer and Rage are wholly owned subsidiaries of Global Holdings.

REVENUE RECOGNITION

Danzer is principally engaged in the design, manufacture and installation of sheet metal products and fabrications. Products are normally produced based upon specifications received from customers. Revenues are recognized when products are shipped to the customer. Rage is an engineering firm engaged primarily in the design and assembly of conveying systems for the handling of bulk materials for industry. Revenues are recognized utilizing the percentage of completion "cost-to-cost" method of accounting for its contracts.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Included in inventory is work-in-process of $661,557 at April 30, 1995 and $616,665 at October 31, 1994.

 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is depreciated on the straight-line method over the following estimated useful lives:

          Building and improvements               10 to 30 years
          Equipment                                5 to 20 years

2.  LONG-TERM DEBT

On May 28, 1993, Danzer entered into a Loan and Security Agreement with Fremont Financial Corporation (the "Loan Agreement") creating a security position in Danzer's Accounts Receivable, Inventory, and Real Estate. The agreement permits Danzer (subject to Fremont's approval) to borrow funds against Accounts Receivable and Inventory on a Revolving Credit basis up to a maximum advance of $1,150,000. In addition, Danzer executed a secured Promissory Note (term loan) with Fremont collateralized by Danzer's machinery and equipment in the amount of $350,000. As a result, the maximum availability under the Loan and Security Agreement is $1,500,000. Principal on the term loan is payable in 60 equal consecutive monthly installments of $5,830.00 commencing July 1, 1993. Interest under the Loan and Security Agreement (including the term loan) accrues at a rate of 4.5% above the reference rate announced by Bank of America, NT & SA, San Francisco, California. It is anticipated that this reference rate will approximate prime rate. The reference rate as of the date of execution of the Agreement was 6% per annum. The Company has recently negotiated with Fremont Financial and received an oral commitment to extend the existing Loan Agreement until January 28, 1997. The Company expects to execute a loan extension agreement before July 1, 1995.

In addition, although the mortgage debt of $369,269 on the Company's premises became due in full on April 1, 1995, the lender had granted the Company a two-month extension during which discussions were scheduled pertaining to the possible refinancing of the mortgage with the current lender. The Company was "current" on April 30, 1995 with respect to this debt. The Company expects to finalize the mortgage refinancing with the current lender before July 15, 1995.

On December 31, 1994, Renaissance exchanged its 12.5% Convertible Debentures in the principal amount of $1.6 million (The "Debentures") for 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock (the "Series B Preferred Stock"). The Company also issued Renaissance a 10% Term Note due December 31, 1997 in the principal amount of approximately $211,635 for unpaid accrued interest on the Debentures and paid Renaissance $50,000 (representing interest on the Debentures from October 1, 1994 through December 31, 1994). Renaissance currently may convert the Series B Preferred Stock into 3,200,000 shares of the Company's common stock at the rate of $.50 per share, subject to adjustment.

Renaissance may vote the Series B Preferred Stock together with the holders of the common stock and the 10% Preferred Stock as a single class on all matters submitted to the vote of the common stockholders, and is entitled to cast the number of votes equal to the number of shares into which the Series B Preferred Stock is then convertible. In addition, Renaissance, as the sole holder of the Series B Preferred Stock, has the right to vote separately as a class to elect one member of the Board of Directors.

During the fiscal year ended October 31, 1994, Danzer was in default of certain loan covenants with Fremont. These defaults primarily concerned delivery of financial statements within 90 days of year-end, limitation on increase in officers' compensation and the acquisition of certain manufacturing equipment. The Company has not received a waiver of default concerning these defaults, and is having discussions with Fremont regarding the defaults and an extension of the Loan Agreement.

3.  COMMITMENTS AND CONTINGENCIES:

Subsidiaries of Global have entered into leases for various equipment and facilities. Future minimum lease payments under these agreements are as follows for the years ended October 31:

                            1995 . . . . $ 4,083
                            1996 . . . .   3,062
                            1997 . . . .       0
                            1998 . . . .       0
                            1999 . . . .       0
                                         -------
                                         $ 7,145
                                         =======
4.  COMMON STOCK:

Under the Company's stock option plan, 800,000 shares of the Company's common stock have been reserved for issuance pursuant to the plan. As of April 30, 1995, five employees and directors and one former employee have received options issued under the plan representing a total of 400,000 shares.

5.  EARNINGS (LOSS) PER SHARE:

Net income (loss) per share and fully diluted net income (loss) per share attributable to common shareholders is based on the weighted average number of shares of common stock and common stock equivalent outstanding during the period (including the assumed conversion of convertible stock, options and warrants unless such assumed conversion is anti-dilutive).

6.   OPERATIONS AND MANAGEMENT PLANS:

The Company is maximizing its efforts to improve sales revenue and profitability for fiscal 1995. During the second quarter of 1995, Global received a contract for a bulk solids conveying system, including environmental control equipment, having a value exceeding $700,000. The Company continues to aggressively market the Morrison Truck Body line of equipment to maximize its market share in the industry. The above should have a positive effect on revenues and profitability. However, due to the unpredictable direction of the U.S. economy and the lack of environmental regulation enforcement, the realization of revenue growth cannot be assured.

 If efforts to increase the level of business or obtain additional capital are unsuccessful, the Company may need to consider additional steps to generate working capital and improve operating efficiencies to sustain its operations. Such steps may involve the sale of certain assets, the consolidation of operating activities, the sale or discontinuance of a line of business, reductions in staff or other measures, the effect of which is the reduction of expenses, conservation of cash , and/or generation of working capital. The Company is continuing to limit cash outlays, aggressively collect accounts receivable and channel all available resources into its sales function in order to continue all operations on the basis that it can further increase its backlog and sales revenue. Based on sales activity in the first two quarters of fiscal 1995, it appears that Global's business is improving, a trend which, if sustained, should have a favorable impact on fiscal 1995 results. The Company believes that the long term prospects for the industry in which the Company operates are positive and therefore offer Global opportunity for revenue growth. However, revenue growth cannot be assured. In order to sustain operations through fiscal 1995, the Company will need increased revenues and possibly an infusion of capital.

                     GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Global's sales revenues for the second quarter of fiscal 1995 were $3,322,744 compared to $3,414,105 for the same quarter last year, a decrease of 2.7%. Sales revenues for the six months ended April 30, 1995 were $6,024,501 compared to sales revenues of $5,735,714 at the end of April 1994, which represented an increase of $288,787 or 5.03%. The gross margin for the second quarter of fiscal 1995 was 19.7% vs. 14.7% for the same quarter last year vs. 8.2% for the fiscal year ended October 31, 1994. The gross margin for the six months ended April 30, 1995 was 15.2% vs. 12.4% for the six month period in 1994. The increase is a direct effect of improvement in overall production efficiency in the second quarter of fiscal 1995 relative to fiscal 1994.

Consolidated bookings for the second quarter of fiscal 1995 were approximately $2,500,000. Based on the current proposal levels, it is anticipated that bookings will continue to increase for the balance of fiscal 1995. However, there is no assurance this trend will continue.

Selling, general and administrative costs increased $77,017 over the same quarter last year and $103,810 over the same six month period ended April 30, 1994. The Company's ratio of selling, general and administrative costs expressed as a percentage of net sales was 15.0% for the second quarter vs. 12.4% for the same period last year vs. 14.5% for the year ended October 31, 1994. The ratio for the six months ended April 30, 1995 was 15.7% vs. 14.6% for the same six month period in 1994. The increase was due to an unusually high sales commission paid to sales representatives. The Company continues to monitor its costs in an effort to improve these ratios.

Interest expense during the second quarter of fiscal 1995 decreased by $59,784 compared to the same period last year and $54,747 for the six month period ended April 30, 1995 as compared to the six months for 1994. This was due to conversion of long term debt to Preferred Stock.

The Company's net income (loss) before preferred dividends for the second quarter and the first six months ending April 30, 1995 was as follows:

                                  APRIL 30, 1995         APRIL 30, 1994
                                  --------------         --------------
     Second Quarter                  $108,794             ($ 64,697)
     Six Months                      (247,006)            ( 306,258)


At the present time, the Company's overall business prospects appear to be trending upward. The Company's bookings of new business during the second quarter of fiscal 1995 was approximately $2,500,000 which included a turnkey bulk solids conveying - air pollution control project totaling $700,000. Global also received several other smaller contracts which also contributed to the booking level for the quarter.

The Company also has approximately $10,000,000 of active proposals currently outstanding, including several which are in excess of $1,000,000 in value. Global's backlog could increase substantially if it is successful in obtaining these significant contracts. Due to the unpredictable nature and timing of these projects, it is extremely difficult to predict future bookings and sales volume levels. Although quotation volume has remained active, there can be no assurance that this will lead to increased bookings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by approximately $23,545 from October 31, 1994 to April 30, 1995. Accounts receivable and other current assets at April 30, 1995 increased $478,373 from October 31, 1994 due to increased business levels. Inventories increased by $94,558 primarily as a result of several major jobs currently in process. Every effort is being made to receive favorable terms of payment from customers and to work closely with our vendors.

Other assets decreased by approximately $292,153 primarily due to the write-off from long term debt to current. The restricted cash will become unencumbered on March 1, 1996 when the current collateralized letter of credit expires.

The revolving loan balance increased by $33,489 due to the increased business activity the Company is currently experiencing.

Accrued expenses increased by $429,912 due to costs incurred on projects in process.

Working capital decreased from October 31, 1994 primarily due to the use of cash to fund the Company's operating loss. The working capital ratio remained relatively unchanged from .86:1.00 at October 31, 1994 to April 30, 1995. The Company's current cash position has led to tighter credit terms with some of its vendors. Every effort is being made to receiving favorable payment terms from customers to keep current in payments to vendors.

The Company had a working capital deficiency of approximately $673,956 at April 30, 1995, an increase from a deficiency of approximately $541,111 at October 31, 1994. The increase in the deficiency was primarily due to the reclassification of the Bedminster facility mortgage due April 1, 1995 ($369,269) and the Fremont Equipment Loan due May 28, 1995 ($169,167) from long-term to current debt. On December 31, 1994, Renaissance Capital Partners, Ltd. exchanged the $1,600,000 principal amount of the Company's 12.5% Convertible Debentures for 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock.

During the fiscal year ended October 31, 1994, Danzer was in default of certain loan covenants with Fremont Financial Corporation. These defaults primarily concerned delivery of financial statements within 90 days of year-end, limitation on increase in officers' compensation and the acquisition of certain manufacturing equipment. The Company did not receive a waiver of default concerning these defaults.

The Company has recently negotiated with Fremont Financial and received an oral commitment to extend the existing Loan Agreement until January 28, 1997. The Company expects to execute a loan extension agreement before July 1, 1995.

The Company intends to refinance the mortgage on the Company's Bedminster facility. The mortgage became due on April 1, 1995, but the lender had granted the Company a two-month extension during which discussions were scheduled pertaining to the possible refinancing of the mortgage with the current lender. The Company also intends to explore the possibility of obtaining a mortgage on the Danzer facility to provide longer term financing for the Company. Under the Fremont Loan and Security Agreement, the Danzer facility represents additional back-up collateral for the revolving credit facility and term loan. If the Company does obtain a mortgage on the Danzer facility, it is anticipated that an adjustment in the collateral held by Fremont will be required.

In light of the Company's backlog at April 30, 1995, projected cash flow from operations, the market for the Company's products and the amount of short-term debt due in fiscal 1995, it is anticipated that the Company may need increased sales, profit margins and/or an infusion of capital in order to sustain its operations. The Company recognizes that the proceeds received from its recent equity offering may not be sufficient to fund its current backlog and provide sufficient working capital for the remainder of fiscal 1995. The Company's ability to meet certain interest and principal payments, as well as working capital needs to execute backlog and generate sales volume during the remainder of fiscal 1995, will be dependent on the success of the Company's efforts to increase sales volume, as well as the profitability of new business. If it becomes likely that the Company is unable to meet its scheduled interest and principal payments on its debt securities, the Company may need to examine the restructuring of these instruments or the sale of certain assets to satisfy all or a portion of these outstanding liabilities.

If efforts to increase the level of business, increase profitability or obtain additional capital are unsuccessful, the Company may need to consider additional steps to reduce costs, generate working capital and improve operating efficiencies to sustain its operations. Such steps may involve the sale of certain assets, the consolidation of operating activities, the sale or discontinuance of a line of business, reductions in staff or other measures, the effect of which is the reduction of expenses, conservation of cash, and/or generation of working capital. The Company is also currently attempting to limit outlays, aggressively collect accounts receivable and channel all available resources into its sales function in order to continue all operations on the basis that it can further increase its backlog and sales revenue. Based on sales activity in the first two quarters of fiscal 1995, it appears that Global's business is improving, a trend which, if sustained, should have a favorable impact of fiscal 1995 results. The Company believes that the long term prospects for the industry in which the Company operations are positive and therefore offer Global opportunity for revenue growth. However, revenue growth cannot be assured. In order to sustain operations through fiscal 1995, the Company will need increased revenues and profitability.

                     GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                            PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings.

In November 1994, Jonathan Daniels & Co. and Ray Vahab d/b/a Small Cap Research, plaintiffs, filed a complaint against Global Environmental Corp. and William V. Rice, its President, in the Supreme Court of the State of New York, County of New York, Index No. 129426 (1994). The complaint claimed fees and commissions in the amount of $500,000 in connection with plaintiff's alleged representation as placement agent for a private placement that was never consummated. On April 13, 1995, the Company and the plaintiffs agreed to a settlement of $12,880 of which 50% ($6,440) was paid on May 1, 1995 and $6,440 is payable on or before June 15, 1995.

ITEM 6 Exhibits and Reports on Form 8-K.

         (a)  Exhibits - None

         (b)  Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               Global Environmental Corp.


                                                  /s/  William V. Rice
Dated:  June 13, 1995                        By: -------------------------
                                                  President and
                                                  Chief Financial Officer