Form 10-Q
period 1995-07-31
GLOBAL ENVIRONMENTAL CORP
filed 1995-09-14
CIK 825521

                         SECURITIES AND EXCHANGE COMMISSION


                               WASHINGTON, D.C.  20549


                                      Form 10-Q


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended July 31, 1995

                                         OR


              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _______ to _______

                            Commission file number 0-17430


                              GLOBAL ENVIRONMENTAL CORP.

                  (Exact name of registrant as specified in its charter)

                  New York                                 13-3431486
            (State of other jurisdiction of                 (IRS Employer
             incorporation or organization)                 Identification No.)

            P.O. Box 1300, Unit 1 Apple Tree Lane          18949
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

                  YES  X                  NO
                      ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
             Common Stock                       July 31, 1995
             ------------                      --------------
            $.0001 par value                    2,369,565 shares

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                       INDEX




PART I - FINANCIAL INFORMATION

      Consolidated Balance Sheets                           3
      Consolidated Statements of Operations                 5
      Consolidated Statements of Cash Flows                 6
      Notes to Consolidated Financial Statements            8
      Management's Discussion and Analysis of Financial
            Condition and Results of Operations            11



PART II - OTHER INFORMATION                                14

                         GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS

ASSETS
                                                JULY 31,          OCTOBER 31,
                                                   1995               1994
                                                --------          -----------
CURRENT ASSETS
Cash and cash equivalents                     $  220,362          $  353,465
Accounts receivable, less allowance for
    doubtful accounts of $82,383 and
    $55,961 respectively                       1,771,107           1,588,951
Inventories                                    1,138,723           1,168,630
Cost and estimated earnings in excess of
     billings on uncompleted contracts           101,459              50,972
Restricted cash                                  167,894
Prepaid expenses and other                       156,350              87,212
                                              ----------          ----------
      Total current assets                     3,555,895           3,249,230
                                              ----------          ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land                                             150,797             150,797
Building and improvements                      1,823,825           1,823,825
Equipment                                      2,664,790           2,593,301
                                              ----------          ----------
                                               4,639,412           4,567,923
Less: Accumulated depreciation and
     amortization                             (2,287,852)         (2,148,633)
                                              ----------          ----------
      Total property, plant and
           equipment, net                      2,351,560           2,419,290
                                              ----------          ----------
OTHER ASSETS
Investment in joint venture                       11,634               8,630
Restricted cash                                        0             167,894
Goodwill, net of amortization of $30,760
     and $26,917 respectively                     71,436              75,279
Other, net                                        28,896             166,738
                                              ----------          ----------
      Total other assets                         111,966             418,541
                                              ----------          ----------

TOTAL ASSETS                                 $ 6,019,421         $ 6,087,061
                                              ----------          ----------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

                                                JULY 31,          OCTOBER 31,
                                                   1995               1994
                                                --------          -----------
CURRENT LIABILITIES
Revolving loan                                $  894,665          $  933,530
Current portion of long-term debt                866,060             692,209
Accounts payable                               1,738,996           1,464,319
Billings in excess of costs and estimated
     earnings on uncompleted contracts           101,392              52,615
Accrued salaries and wages                       143,799             203,387
Accrued commissions                               72,206              37,996
Accrued expenses, other                          554,454             406,285
                                              ----------          ----------
      Total current liabilities                4,371,572           3,790,341
                                              ----------          ----------

LONG-TERM LIABILITIES
long-term debt, less current portion             698,675           2,649,783
                                              ----------          ----------
Total liabilities                              5,070,247           6,440,124
                                              ----------          ----------


Commitments and contingencies                          0                   0
                                              ----------          ----------


STOCKHOLDER'S EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share;
     20,000,000 shares authorized;
     2,465,144 shares issued.                        247                 247
Preferred stock, .001 par value; 5,000 shares
     authorized; Class of 10% cumulative
     convertible senior  preferred stock,
     10,500 shares authorized, 7,500 shares
     issued and outstanding; Class of Series B
     cumulative convertible senior preferred
     stock, 16,000 shares authorized issued
     and outstanding 1995; No shares issued,
     1994.                                     2,262,150             662,150
Additional paid in capital                     1,877,784           1,877,784
Deficiency                                    (3,191,007)         (2,893,244)
     Less: Treasury stock, 95,579 shares
        at cost                                        0                   0
                                              ----------          ----------

Total stockholder's equity (deficiency)          949,174            (353,063)


LIABILITIES AND STOCKHOLDER'S EQUITY
     (DEFICIENCY)                             $6,019,421          $6,087,061
                                              ----------          ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS
                                       4

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three months ended               Nine months ended
                                 ------------------               -----------------
                                     July 31,                          July 31,
                                 ------------------               -----------------
                                 1995           1994              1995         1994
                              ----------     ---------         ----------   ----------
Net sales                     $3,303,288     $3,289,381        $9,327,789   $9,025,095

Cost of goods sold             2,671,522      3,066,890         7,779,787    8,094,511
                              ----------     ---------         ----------   ----------

     Gross profit                631,766        222,491         1,548,002      930,584
                              ----------     ---------         ----------   ----------

Selling, general and
   administrative expenses       474,550        378,355         1,417,840     1,217835
                              ----------     ---------         ----------   ----------

Income (loss) from operations    157,216       (155,864)          130,162     (287,251)
                              ----------     ---------         ----------   ----------

Other income                       5,034         10,311            39,423       57,959
Other expense - write-off of
   deferred finance charges            0              0           (86,569)           0
Interest expense, net            (63,048)       (93,537)         (230,820)    (316,056)
                              ----------     ---------         ----------   ----------

Net income (loss before
     preferred dividends
     earned                       99,202       (239,090)         (147,804)    (545,348)

Preferred dividends earned       (58,874)             0          (149,959)           0
                              ----------     ---------         ----------   ----------

Net income (loss) attributable
     to Common Shareholders   $   40,328     $ (239,090)       $ (297,763)  $ (545,348)
                              ----------     ---------         ----------   ----------
                              ----------     ---------         ----------   ----------

Earnings (loss) per common share:

Primary                       $     0.02     $    (0.10)       $    (0.13)  $    (0.23)
                              ----------     ---------         ----------   ----------
                              ----------     ---------         ----------   ----------

Fully diluted                 $     0.02     $    (0.10)       $    (0.13)  $    (0.23)
                              ----------     ---------         ----------   ----------
                              ----------     ---------         ----------   ----------

Weighted average
     shares outstanding        2,369,565      2,369,565         2,369,565    2,359,411
                              ----------     ---------         ----------   ----------


Fully diluted                  2,369,565      2,369,565         2,369,565    2,359,411
                              ----------     ---------         ----------   ----------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                JULY 31,          OCTOBER 31,
                                                  1995               1994
                                                --------          -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                        $147,804            $545,348
Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
      Depreciation and amortization              139,219             203,761
      Write-off of deferred acquisition costs     86,569                   0

NET (INCREASE) DECREASE IN NONCASH CURRENT
     ASSETS:
      Accounts receivable                       (182,156)           (141,209)
      Inventories                                 29,907             113,552
      Costs and estimated earning in excess of
           billings on uncompleted contracts     (50,487)            606,053
      Prepaid expenses and other                 (69,138)            (19,348)

NET INCREASE (DECREASE) IN NONDEBT CURRENT
     LIABILITIES:
      Accounts payable                           274,677            (520,664)
      Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                              48,777             16,172
      Accrued salaries, wages and commissions    (25,378)              (694)
      Accrued expenses, other                    149,008            543,844
      Increase (decrease) in other assets         51,273                  0
                                                --------           --------

Net cash provided by operating activities        304,467            256,119
                                                --------           --------

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of property                       (71,489)           (85,712)
                                                --------           --------

Net cash used in investing activities            (71,489)           (85,712)
                                                --------           --------

CASH FLOW FROM FINANCING ACTIVITIES
      Net (repayments) advances under revolving
           loan agreement                        (38,865)          (106,894)
      Proceeds from the issuance of long-term
           debt                                        0                  0

Payment of long-term debt                       (177,257)           (44,731)
Preferred dividends paid                        (149,959)                 0
Proceeds from issuance of capital stock                              12,500
Increase in restricted cash                            0           (167,894)
                                                --------           --------

Net cash (used) in financing activities         (366,081)          (307,019)
                                                --------           --------

NET CHANGE IN CASH AND CASH EQUIVALENTS         (133,103)          (136,612)

CASH AND CASH EQUIVALENTS, beginning of period   353,465            186,722
                                                --------           --------

CASH AND CASH EQUIVALENTS, end of period        $220,362           $ 50,110
                                                --------           --------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                JULY 31,          OCTOBER 31,
                                                  1995               1994
                                                --------          -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


NONCASH FINANCIAL ACTIVITIES

Renaissance conversion of debt
      to preferred stock                      $1,600,000            $     0
                                              ----------            -------









THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                FOR THE NINE MONTHS ENDED JULY 31, 1995 AND 1994


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

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended October 31, 1994. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the nine months ended July 31, 1995 are not necessarily indicative of results to be expected for the full year.

The corporate structure consists of four companies including Global Environmental Corp. (Global), the parent corporation. The subsidiaries include Global Environmental Holdings, Inc. (Global Holdings), Danzer Metal Works Company, Inc. (Danzer) and Rage Inc. (Rage). Danzer and Rage are wholly owned subsidiaries of Global Holdings.

REVENUE RECOGNITION

Danzer is principally engaged in the design, manufacture and installation of sheet metal products and fabrications. Products are normally produced based upon specifications received from customers. Revenues are recognized when products are shipped to the customer. Rage is an engineering firm engaged primarily in the design and assembly of conveying systems for the handling of bulk materials and air pollution control for industry. Revenues are recognized utilizing the percentage of completion "cost-to-cost" method of accounting for its contracts.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Included inventory is work-in-process of $661,557 at July 31, 1995 and $616,665 at October 31, 1994.


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is depreciated on the straight-line method over the following estimated useful lives:

            Building and improvements           10 to 30 years
            Equipment                            5 to 20 years

2.  LONG-TERM DEBT
On May 28, 1993, Danzer entered into a Loan and Security Agreement with Fremont Financial Corporation (the "Loan Agreement") creating a security position in Danzer's Accounts Receivable, Inventory, and Real Estate. The agreement permits Danzer (subject to Fremont's approval) to borrow funds against Accounts Receivable and Inventory on a Revolving Credit basis up to a maximum advance of $1,150,000. In addition, Danzer executed a secured Promissory Note (term loan) with Fremont collateralized by Danzer's machinery and equipment in the amount of $350,000. As a result, the maximum availability under the Loan and Security Agreement is $1,500,000. Principal on the term loan is payable in 60 equal consecutive monthly installments of $5,830.00 commencing July 1, 1993. Interest under the Loan and Security Agreement (including the term loan) accrues at a rate of 4.5% above the reference rate announced by Bank of America, NT & SA, San Francisco, California. It is anticipated that this reference rate will approximate prime rate. The reference rate as of the date of execution of the Agreement was 6% per annum. The Company has recently negotiated with Fremont Financial and executed a written commitment to extend the existing Loan Agreement until January 28, 1997.


In addition, although the mortgage debt of $369,269 on the Company's premises became due in full on April 1, 1995, the lender has granted the Company an extension to October 31, 1995. Discussions are continuing regarding the refinancing of the mortgage with the current lender. The Company continues to abide by the terms of the extended mortgage and was current as July 31, 1995 and as of the date this report. The Company expects to finalize the mortgage refinancing with the current lender in the near future. As of this date the mortgage refinancing has not been finalized.

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

During the fiscal year ended October 31, 1994, Danzer was in default of certain loan covenants with Fremont. These defaults primarily
concerned  delivery  of  financial statements   within  90  days  of
year-end,  limitation  on  increase  in   officers' compensation and
the acquisition of certain manufacturing equipment. The Company received an oral waiver of these defaults and a written waiver is expected by September 30, 1995.

3.  COMMITMENTS AND CONTINGENCIES:

Subsidiaries of Global have entered into leases for various equipment and facilities. Future minimum lease payments under these agreements are as follows for the years ended October 31:
                  1995        $  4,083
                  1996           3,062
                  1997               0
                  1998               0
                  1999               0
                              --------
                              $  7,145
                              --------

4.  COMMON STOCK:

Under the Company's stock option plan, 800,000 shares of the Company's common stock have been reserved for issuance pursuant to the plan. As of July 31, 1995, five employees and directors and one former employee have received options issued under the plan representing a total of 400,000 shares.

5.  EARNINGS (LOSS) PER SHARE:

Net income (loss) per share and fully diluted net income (loss) per share attributable to common shareholders is based on the weighted average number of shares of common stock and common stock equivalent outstanding during the period (including the assumed conversion of convertible stock, options and warrants unless such assumed conversion is anti-dilutive).

6.   OPERATIONS AND MANAGEMENT PLANS:

The Company is maximizing its efforts to improve sales revenue and profitability for fiscal 1995. During the third quarter of 1995, Global received contracts for a bulk solids conveying system, including environmental control equipment, having an aggregate value exceeding $500,000. The Company continues to aggressively market the Morrison Truck Body line of equipment to maximize its market share in the industry. The above should have a positive effect on revenues and profitability. However, due to the unpredictable direction of the U.S. economy and the lack of environmental regulation enforcement, the realization of revenue growth cannot be assured.

If efforts to increase the level of business or obtain additional capital are unsuccessful, the Company may need to consider additional steps to generate working capital and improve operating efficiencies to sustain its operations. Such steps may involve the sale of certain assets, the consolidation of operating activities, the sale or discontinuance of a line of business, reductions in staff or other measures, the effect of which is the reduction of expenses, conservation of cash , and/or generation of working capital. The Company is continuing to limit cash outlays, aggressively collect accounts receivable and channel all available resources into its sales function in order to continue all operations on the basis that it can further increase its backlog and sales revenue. Based on sales activity in the first three quarters of fiscal 1995, it appears that Global's business is improving, a trend which, if sustained, should have a favorable impact on fiscal 1995 results. The Company believes that the long term prospects for the industry in which the Company operates are positive and therefore offer Global opportunity for revenue growth. However, revenue growth cannot be assured. In order to sustain operations through fiscal 1995, the Company will need increased revenues and possibly an infusion of capital.

                     GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Global's sales revenues for the third quarter of fiscal 1995 were $3,303,288 compared to $3,289,381 for the same quarter last year, a increase of .4%. Sales revenues for the nine months ended July 31, 1995 were $9,327,789 compared to sales revenues of $9,025,095 at the end of July 1994, which represented an increase of $302,694 or a 3.4%. The gross margin for the third quarter of fiscal 1995 was 19.1% vs. 6.8% for the same quarter last year vs. 8.2% for the fiscal year ended October 31, 1994. The gross margin for the nine months ended July 31, 1995 was 16.6% vs. 10.3% for the nine month period in 1994. The increase is a direct effect of improvement in overall production efficiency in the third quarter of fiscal 1995 relative to fiscal 1994.

Consolidated bookings for the third quarter of fiscal 1995 were approximately $3,000,000. Based on the current proposal levels, it is anticipated that bookings will continue to increase for the balance of fiscal 1995. However, there is no assurance this trend will continue.

Selling, general and administrative costs increased $96,195 over the same quarter last year and $200,005 over the same nine month period ended July 31, 1994. The Company's ratio of selling, general and administrative costs expressed as a percentage of net sales was 14.4% for the third quarter vs. 11.5% for the same period last year vs. 14.5% for the year ended October 31, 1994. The ratio for the nine months ended July 31, 1995 was 15.2% vs. 13.5% for the nine month period in 1994. The increase was due to sales commission and staffing to support and increase current revenue. The Company continues to monitor its costs in an effort to improve these ratios.

Interest expense during the third quarter of fiscal 1995 decreased by $30,489 compared to the same period last year and $85,236 for the nine month period ended July 31, 1995 as compared to the nine months for 1994. This was due to conversion of long term debt to Preferred Stock.

The Company's net income (loss) before preferred dividends for the third quarter and the nine months ending July 31, 1995 was as follows:

                                    July 31,1995      July 31, 1994
                                    ------------      -------------
                  Third Quarter       $ 99,202          ($239,090)
                  Nine Months         (147,804)         ( 545,348)


At the present time, the Company's overall business prospects appear to be stable. The Company's bookings of new business during the third quarter of fiscal 1995 was approximately $3,000,000 which included a turnkey bulk solids conveying air pollution control project totaling $500,000. Global also received several other smaller contracts which also contributed to the booking level for the quarter.

The Company also has approximately $12,000,000 of active proposals currently outstanding, including several which are in excess of
$1,000,000 in value.   Global's backlog could increase substantially if
it is successful in obtaining these significant contracts. Due to the unpredictable nature and timing of these projects, it is extremely difficult to predict future bookings and sales volume levels. Although quotation volume has remained active, there can be no assurance that this will lead to increased bookings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by approximately $133,103 from October 31, 1994 to July 31,1995. Accounts receivable and other current assets at July 31, 1995 increased $251,294 from October 31, 1994 due to increased business levels. Inventories decreased by $29,907 primarily as a result of completing several major jobs and working closely with our vendors.

Other assets decreased by approximately $306,575 primarily due to the write-off from long term debt to current. The restricted cash will become unencumbered on March 1, 1996 when the current collateralized letter of credit expires.

The revolving loan balance decreased by $38,865 due to the normal business activity the Company is currently experiencing.

Accrued expenses increased by $148,169 from October 31, 1994 due to costs incurred on projects in process.

Working capital decreased from October 31, 1994 primarily due to the use of cash to fund the Company's operating loss. The Company's current cash position has led to tighter credit terms with some of its vendors. Every effort is being made to receiving favorable payment terms from customers to keep current in payments to vendors.

The Company had a working capital deficiency of $815,677 at July 31, 1995, an increase from a deficiency of approximately $541,111 at October 31, 1994. The increase in the deficiency was primarily due to the reclassification of the Bedminster facility mortgage due April 1, 1995 ($369,269) and the Fremont Equipment Loan due May 28, 1995 ($169,167) from long-term to current debt. On December 31, 1994, Renaissance Capital Partners, Ltd. exchanged the $1,600,000 principal amount of the Company's 12.5% Convertible Debentures for 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock.

During the fiscal year ended October 31, 1994, Danzer was in default of certain loan covenants with Fremont Financial Corporation. These defaults primarily concerned delivery of financial statements within 90 days of year-end, limitation on increase in officers' compensation and the acquisition of certain manufacturing equipment. The Company received an oral waiver of default concerning these defaults and a written waiver is expected from Fremont by September 30, 1995.

The Company has recently negotiated with Fremont Financial and executed a commitment to extend the existing Loan Agreement until January 28, 1997.

The Company intends to refinance the mortgage on the Company's Bedminster facility. The mortgage became due on April 1, 1995, but the lender has granted the Company an extension to October 31, 1995. Discussions are continuing regarding the refinancing of the mortgage with the current lender. As of the date of this report, the mortgage refinancing has not been finalized although the Company is current in its payments under the extended terms. The Company also intends to explore the possibility of obtaining a mortgage on the Danzer facility to provide longer term financing for the Company. Under the Fremont Loan and Security Agreement, the Danzer facility represents additional back-up collateral for the revolving credit facility and term loan. If the Company does obtain a mortgage on the Danzer facility, it is anticipated that an adjustment in the collateral held by Fremont will be required.

In light of the Company's backlog at July 31, 1995, projected cash flow from operations, the market for the Company's products and the amount of short-term debt due in fiscal 1995, it is anticipated that the Company may need increased sales, profit margins and/or an infusion of capital in order to sustain its operations. The Company recognizes that the proceeds received from its recent equity offering may not be sufficient to fund its current backlog and provide sufficient working capital for the remainder of fiscal 1995. The Company's ability to meet certain interest and principal payments, as well as working capital needs to execute backlog and generate sales volume during the remainder of fiscal 1995, will be dependent on the success of the Company's efforts to increase sales volume, as well as the profitability of new business. If it becomes likely that the Company is unable to meet its scheduled interest and principal payments on its debt securities, the Company may need to examine the restructuring of these instruments or the sale of certain assets to satisfy all or a portion of these outstanding liabilities.

If efforts to increase the level of business, increase profitability or obtain additional capital are unsuccessful, the Company may need to consider additional steps to reduce costs, generate working capital and improve operating efficiencies to sustain its operations. Such steps may involve the sale of certain assets, the consolidation of operating activities, the sale or discontinuance of a line of business, reductions in staff or other measures, the effect of which is the reduction of expenses, conservation of cash, and/or generation of working capital. The Company is also currently attempting to limit outlays, aggressively collect accounts receivable and channel all available resources into its sales function in order to continue all operations on the basis that it can further increase its backlog and sales revenue. Based on sales activity in the three quarters of fiscal 1995, it appears that Global's business is improving, a trend which, if sustained, should have a favorable impact of fiscal 1995 results. The Company believes that the long term prospects for the industry in which the Company operations are positive and therefore offer Global opportunity for revenue growth. However, revenue growth cannot be assured. In order to sustain operations through fiscal 1995, the Company will need increased revenues and profitability.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY



PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

In November 1994, Jonathan Daniels & Co. and Ray Vahab d/b/a Small Cap Research, plaintiffs, filed a complaint against Global Environmental Corp. and William V. Rice, its President, in the Supreme Court of the State of New York, County of New York, Index No. 129426 (1994). The complaint claimed fees and commissions in the amount of $500,000 in connection with plaintiff's alleged representation as placement agent for a private placement that was never consummated. On April 13, 1995, the Company and the plaintiffs agreed to a settlement of $12,880 of which 50% ($6,440) was paid on May 1, 1995 and $6,440 was paid on June 15, 1995.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on May 22, 1995. William V. Rice, Russell Cleveland and William L. Pryor III were elected directors for a term of one year. Shareholders also approved the appointment of Rudolph, Palitz LLP to act as the Company's independent public accountants for the fiscal year ending October 31, 1995. No other matters were acted on at the Annual Meeting.

The Shareholders voted to approve the matters referenced above as follows:

ELECTION OF DIRECTORS:

Name                                No. For     No. Against    No. Withheld
--------------------              -----------   -----------    ------------
William V. Rice                   5,752,655.5        0           7,390.0
Russell G. Cleveland              5,752,610.5        0           7,435.0
William L Pryor III               5,752,610.5        0           7,435.0

APPOINTMENT OF PUBLIC ACCOUNTANT:

Rudolph, Palitz LLP               5,754,080.5     3,257.0        2,708.0

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.
      (a)  Exhibits
                                                       Incorporated by reference
      Exhibit No.      Description                    or Filed herewith
      -----------      -----------                    -------------------------
         10.1          Extension to Loan Agreement           Filed herewith
                       between Fremont Financial
                       Corporation and the Company
                       dated June 23, 1995

      (b)  Reports on Form 8-K - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Global Environmental Corp.



Dated:  September __, 1995                      By:
                                                   ---------------------------
                                                President and
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Global Environmental Corp.



                                                By:  /s/  William V. Rice
Dated:  September __, 1995                         --------------------------
                                                President and
                                                Chief Financial Officer

                     GLOBAL ENVIRONMENTAL CORP AND SUBSIDIARY





                                                       Sequentially numbered
      Exhibit No.       Description                    Page
      -----------       ---------------------------    ---------------------
          10.1          Extension to Loan Agreement              17
                        between Fremont Financial
                        Corporation and the Company
                        dated June 23, 1995

          27.           Financial Data Schedule