Form 10-K405
period 1995-12-31
GLOBAL ENVIRONMENTAL CORP
filed 1996-04-01
CIK 825521

                          SECURITIES AND EXCHANGE COMMISSION


                               WASHINGTON, D.C.  20549


                                      Form 10-K


                  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended October 31, 1995

                                          OR


                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from _____ to _____

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

Securities registered pursuant to Section 12(b) of the Act:          None
                                                                     ----

Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock ($0.01 par value)
                            -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              YES  X              NO ____
                  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 1995, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average bid and ask price, was approximately $740,000.

As of December 31, 1995, the registrant had 2,369,565 shares of common stock outstanding.

                                       PART I
ITEM 1.  BUSINESS.

HISTORY AND DEVELOPMENT OF BUSINESS:

Global Environmental Corp. ("Global"), formerly named Affiliated National, Inc., was incorporated in New York in 1987. As used herein, the term the "Company" refers to Global Environmental Corp., its wholly owned subsidiary, Global Environmental Holdings, Inc. ("Global Holdings") and Global Holdings' wholly owned subsidiaries, The Danzer Metal Works Company ("Danzer") and Rage Inc. ("Rage").

In January, 1988, Global completed an initial underwritten public offering of 400,000 units for an offering price of $1.00 per unit. Each unit consisted of one share of common stock, three Class A Warrants and three Class B Warrants.

In August, 1988, Global acquired all of the outstanding capital stock of Global Holdings. In June, 1988, Global Holdings purchased all of Danzer's outstanding capital stock from Danzer's sole shareholder. Danzer is located in Hagerstown, MD and produces and installs a wide range of custom designed and engineered fabricated metal products including those used in pollution control applications.

In November, 1988, Global Holdings' newly incorporated subsidiary, Texcon, purchased certain assets from a manufacturing concern (Texcon Inc., a South Carolina corporation), located in Greenville, SC. The assets acquired consisted of contracts to produce engineering and design services for pollution control systems as well as assets used in air monitoring and testing.

In December, 1988, Global Holdings' newly incorporated subsidiary, Rage, acquired substantially all of the assets of Rage Engineering, Inc., located in Plumsteadville, PA. Rage designs and assembles pneumatic handling systems used in the processing of bulk materials in manufacturing and pollution control processes.

In August, 1993, the Company acquired the assets of Morrison Industries L.P., a manufacturer of specialized utility truck bodies. The Company began production of the bodies in December 1993.

In October, 1994, the Company's Texcon subsidiary was closed. All Texcon products and systems are marketed under Rage and/or Global Environmental Corp.

SUBSTANTIAL BUSINESS DEVELOPMENTS:

* The Company suffered a substantial loss during fiscal 1994 due, in part, to the continued recession in the Company's lines of business, production inefficiencies associated with the start-up of the new Morrison product line for manufacturing utility truck bodies and increased competitive pressure on gross profit margins.

* As a result of the expiration of the lease for the Plumsteadville location on December 31, 1993, the Company relocated to its Bedminster facility during December 1993. The expiration of this lease coincides with the expiration of the employment contract with the former shareholder of Rage Inc. and the expiration of amortization of the favorable lease asset and covenant not to compete.

* During the fourth quarter of fiscal 1993 and first quarter of fiscal 1994, the Company acquired certain equipment intended to improve manufacturing efficiencies. This equipment consisted of a CNC press brake and a CNC punch plasma unit. The total cost of the equipment was approximately $613,000.

* During the first quarter of fiscal 1994, the Company entered into a joint venture agreement with Cadema Corporation. During the term of the joint venture terminating December 31, 1998 (unless otherwise extended), the joint venture has the right to contract for the design and installation of air pollution control equipment in the Company's name in all areas of the world outside the United States and its territories.

* September, 1994, Global completed a private offering of 7,550 shares of 10% Cumulative Convertible Senior Preferred Stock at $100 per share. Each 10% preferred share is currently convertible into 200 shares of common stock.

* On December 31, 1994, Renaissance Capital Partners, Ltd. exchanged $1,600,000 principal amount of the Company's 12.5% Convertible Debentures for 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock at $100 per share. The Company also issued Renaissance a 10% Term Note in the principal amount of $211,635 due December 31, 1997 representing interest accrued on the Convertible Debentures through September 30, 1994. Each Series B preferred share is currently convertible into 200 shares of common stock.

These events are more fully discussed in Management's Discussion and Analysis.

Global's business plan is to develop the businesses acquired, integrate the services and capabilities of each business and acquire other complementary businesses within the environmental control field and truck body industry.

DESCRIPTION OF THE BUSINESS:

Global is a holding company and through its operating subsidiaries, has been engaged in three main areas of business (each of which generates in excess of 15% of consolidated net sales): the manufacturing of fabricated metal products, including those used in pollution control processes, the design and assembly of pneumatic conveying systems for bulk materials, and the design and assembly of pollution control systems.

MANUFACTURING CAPABILITIES

The Company's manufacturing activities located at Danzer's facility in Hagerstown, MD, produce truck bodies and a wide range of custom engineered fabricated metal products including, but not limited to environmental equipment, ductwork, louvers, penthouses and general sheet metal fabrication of materials up to 5/8 of an inch thick. The Company's equipment enables the Company to produce certain metal products up to 1-1/2 inches thick. Materials used include aluminum, stainless steel, and mild steel in both sheet and plate. Danzer offers heliarc and MIG welding, brazing, forming, assembly, and dip-coat cleaning and painting services to its customers.

Environmental products manufactured by Danzer include drying chambers, spray dryers and flash dryers for foundries, glass plants and other industrial processes as well as scrubbers, bag houses, hoppers, cyclones, ducts, plenums and hoods. Danzer also maintains in-house design, engineering and installation capabilities thus allowing it to provide turnkey systems to its customers.

Danzer's Airline Products division manufactures louvers, air control dampers and penthouses constructed from galvanized steel, aluminum, copper, brass, bronze, and stainless steel. These products provide equipment ventilation, air control and prevent water penetration in architectural applications, such as high rise office buildings and commercial buildings.

MATERIALS HANDLING

The Company's material handling capabilities are carried out by Rage. Rage designs and assembles turnkey pneumatic handling systems for the conveying, storage and processing of bulk materials. Pneumatic handling employs forced air to convey materials. This process is utilized to transport materials in and out of a plant, from one point in a manufacturing process to another or from a storage facility to a transporter. Pneumatic materials handling can also be employed in a pollution control system to convey pollutants (such as fly-ash) from a site or to transport a neutralizing substance such as lime to a pollution source such as sulfur dioxide.

Rage's systems can be used by all industries that wish to handle their materials in bulk. These systems can be used in conjunction with the customer's classification, size reduction, drying, heating/cooling, blending, weighing and batching process requirements. The systems normally handle dry materials. Rage can integrate, through the use of automated controls, several functions, including storage, loading and unloading, inventory control, mixing, weighing and classifying. Rage custom designs its systems using technology available in the marketplace to fit the specific requirements of each customer's process. Although different systems utilize similar equipment, such as pipe, blowers, motors, etc., such equipment is applied differently based upon the process involved.

Systems can be designed to handle diverse materials including, but not limited to, acrylics, cement, ceramics, pharmaceuticals, fly ash, resin, foods, zinc and lime. Rage selects the method of conveying (dense phase, dilute phase or vacuum) dependent on the process involved. Rage utilizes equipment of its own design and purchases equipment from outside vendors. Due to the specialized nature of the equipment supplied, however (e.g. scales, blenders, pipe, silos, pressure vessels, etc.), most equipment must be purchased from outside vendors. Fabricated metal products such as bins, hoppers, bag dump stations, etc. can be supplied by Danzer. Equipment of Rage's own design include vacuum filter receivers, bin vent filters, bag dump stations and powderslides (an air gravity conveying system) and pressure transport vessels.

POLLUTION CONTROL SERVICES

The Company utilizes the design, engineering, manufacturing, project management, and start-up capabilities of its various operating subsidiaries to provide customized environmental control systems. Management has integrated the engineering and design services formerly provided by Texcon with the conveying and project management expertise of Rage and the manufacturing and installation capabilities of Danzer. Through this integration, the Company provides single source system responsibility utilizing its in-house capability. The primary application emphasis of Global's environmental control systems is for air pollution control. However, the Company can also provide ancillary systems involving water, waste and sludge treatment.

Environmental control systems are utilized by various industries such as pulp and paper, textiles, fertilizer, coal fired boilers, incineration, mining, ferrous and non-ferrous metals, chemicals, petrochemical and many other process industries. Each system is designed to fit the particular needs of the customer utilizing various technologies available in the marketplace.

The Company's environmental systems include dust collection systems, emission control systems, and odor control systems. Dust control systems utilize fabric filters, cartridge type dust collectors, cyclones, wet scrubbers, rotary drum filters and other products. These systems are applied to processes such as machining, powder handling/mixing/conveying, bulk material loading and unloading, manufacturing, finishing, textile processes, mineral and stone products mining and processing. Occasionally, the customer's process requires a combination of the systems mentioned above. For example, a scrubber could be used to collect offgases, in conjunction with incineration and a mist eliminator for product recovery, the end result being the conversion of a toxic material into a non-toxic or usable material.

Emission control systems utilize wet or dry scrubbers, bag houses, fume incinerators and other technologies to collect and process gases and airborne compounds. Emission control systems are applied to plating, etching, and surface preparation processes, industrial boilers, driers, thermal manufacturing processes, spray driers, extruding processes, painting operations, heat treating operations and other manufacturing processes.

Odor control systems are utilized for baking operations, fermentation processes, composting, sewage sludge treatment, tanneries, pharmaceuticals manufacturing, and other organic processes. Gasses emitted from these operations are processed by biofilter systems utilizing organic biomass, wet scrubber systems, carbon absorption systems, and/or fume incineration systems.

The Company will use equipment or fabrications of its own design where appropriate. However, if specialized equipment (precipitators, filter media, fans, blowers, etc.) is required, this equipment is purchased from outside vendors. The Company also procures various services from outside sources, as needed, such as automated controls, and mechanical and electrical installation services. The use of local suppliers and contractors sometimes enhances the Company's competitiveness or profitability by reducing such costs as travel, freight, etc.

GOVERNMENT REGULATION:

The Company is subject to regulation by federal, state, and local agencies, such as environmental, fire hazard control, and working condition, and other similar regulators that have jurisdiction to take actions which could have a material adverse affect upon the Company's ability to do business. The businesses of the Company do not subject it to any special regulatory authority.

Further environmental regulation, however, may increase the demand for the Company's environmental controls systems. Federal, State and Local environmental protection regulation is continually evolving and expanding. The industries which the Company serves are subject to the effects of this proliferating regulation. Therefore, while the Company is subject to these laws, it is indirectly dependent upon them for future business, since many of its services offered are directed at facilitating compliance with such laws and regulations.

COMPETITION:

There are a significant number of companies engaged in metal fabrication in the United States. While many of these companies are relatively small and do not possess the Company's technical capacity, a number of its competitors are larger and possess equal or greater technical and financial resources. The Company competes with others in its industry through price and service, with price being the most important factor.

The engineering industry is fragmented and the Company competes with numerous other pollution control and materials handling businesses throughout the United States, many of which have more well-developed sales and marketing capabilities. The Company competes with others in its industry on the basis of price, technology and service, with price being the major factor in most instances.

MARKETING:

Due to the diversity of the Company's products and services, the Company's customer base is highly diversified, ranging from small contractors to large corporations. The Company's sales volume is principally comprised of sales to large companies located throughout the country. Although the Company's manufacturing operation, at its Danzer subsidiary, generally markets to customers within the Eastern United States, bulk material handling projects and pollution control projects have been obtained throughout the United States and internationally. Although the level of the Company's export sales to date has been nominal, the dollar value of the proposals outstanding with foreign concerns increased significantly during fiscal 1995 and 1994. Management believes that recent changes in the value of the U.S. dollar have increased the competitive position of U.S. firms. Global is attempting to capitalize on this opportunity by increasing the number of its independent representatives in foreign countries.

Because most projects are secured through competitive bidding, there is generally little or no repeat business. Once projects are completed, customer relationships terminate, unless the customer engages the Company for another project. Turnkey project lives range from a minimum of three months to as long as one year. As a result, the Company bears all risks of increases in the costs of labor and materials except where its subcontractors assume part of the risk. Accurate estimating and efficient project management is critically important to the financial success of each project. The Company bears all the risk of faulty design. The Company's position in the industry depends upon its pricing, engineering, production, project management and marketing skills. The Company believes its turnkey single-source responsibility approach to providing systems affords it a competitive advantage against regional or local competitors. The Company nationally advertises its products and services in certain industrial buying guides.

The Company utilizes an internal sales force in conjunction with independent representatives located throughout the country and internationally. These representatives generally have exclusive territories and are paid commissions on all sales from a specific territory based upon payments made by the customer. Commission is calculated based upon sales effort and project location. The Company's fabricated steel products, manufactured by Danzer, are marketed only through an internal sales force. Danzer's Airline Products division markets its products principally through independent sales representatives who are assigned non-exclusive sales areas.

PRINCIPAL CUSTOMERS:

Since projects are largely obtained as a result of competitive bidding and there is generally little or no repeat business, principal customers often change from year to year. During the fiscal year ended October 31, 1995, the Company had two customers which each represented 10% or more of total net sales: Burton Rubber Processing, Inc., a rubber products manufacturer for which the Company supplied a materials handling system (16%), and Mobile Tool International, a truck body supplier, for which the Company supplied truck bodies (20%).

MANUFACTURING AND FACILITIES:

The Company purchases its raw materials from numerous suppliers and has not had any difficulty in obtaining components or raw materials. Danzer purchases domestically produced and imported sheetmetal from a number of distributors and is not dependent upon any particular source of supply. The Company bears the risks of its products and systems not conforming to customer specifications, but in most cases, defects and deficiencies are correctable. Management believes that the Company's existing manufacturing and office facilities are adequate to meet its present needs and anticipated growth. Consequently, the Company does not plan any significant capital expansion of its property, plant and equipment during fiscal 1996 except for usual upgrades and maintenance.

EMPLOYEES:

As of October 31, 1995, Danzer has approximately 94 employees. Of these employees, 22 are involved in sales, administration and engineering, and 72 are in manufacturing, installation and servicing of Danzer's products. The 72 employees are represented by a labor union. Danzer believes its employee relations are satisfactory. Rage has 9 employees in sales, administration, design, testing and engineering. The employees are not represented by a labor union and Rage believes its employee relations are satisfactory. Global's sole employee is the President and Chief Executive Officer.

PATENTS AND PROPRIETARY TECHNOLOGY:



The Company does not rely on any patents, registered trademarks, or special licenses to give it a competitive advantage. The Company's position in its industry depends mainly on its ability to offer competitive pricing. The Company did not incur, during any of its last three fiscal years, and does not contemplate incurring, any material research and development expenses.

INSURANCE:

The Company carries a broad range of insurance coverage which management considers sufficient to provide acceptable levels of financial resources to protect the employees, assets, and operations of the Company that may be negatively affected in the event of a loss. The Company also obtains additional insurance, as required, on a project by project basis. The Company does not currently maintain, and in the future may not choose to or may not be able to obtain, coverage for liabilities arising from environmental damage or professional design deficiencies or other circumstances which could arise as a result of the type of business in which the Company engages. To date, the Company has not had difficulty in obtaining insurance. However, if the Company should be unable to obtain adequate insurance or should decide to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse affect upon the Company's business or its financial condition. Difficulty in obtaining insurance could also impair the Company's ability to secure future contracts which may be in many cases conditioned upon the availability of adequate insurance coverage.

SEASONALITY:

The Company's business has not generally been seasonal in the past. However, the Company has historically experienced a reduced flow of orders during July and August, as well as in late November and December. No seasonal modification of the Company's production schedule or staffing is required under normal business circumstances.

WARRANTIES:

In connection with most contracts for manufacture and sale of equipment and systems, the Company warrants the equipment to be free from defects in material and workmanship and performance under normal use and service for a period of twelve months after shipment, installation, or start-up, whichever is applicable. The obligation of the Company is generally limited to the repair or replacement of the defective parts. Equipment not manufactured by the Company carries the warranty given by the manufacturer. In addition, the Company sometimes provides performance guarantees for equipment and systems which it furnishes. Proposed applications are evaluated for their potential risks prior to such guarantees being offered to the customer. Warranty and performance guarantee related expenses are recognized as incurred.

BACKLOG:

At October 31, 1995, the Company's backlog was approximately $2,400,000, which
is all expected to be filled within the current 1996 fiscal year.   Danzer
accounted for approximately $1,500,000 of the backlog and Rage for approximately $900,000.

EXPORT SALES:

Sales of goods exported to foreign countries during the fiscal years ended October 31, 1994 and 1995 were approximately $125,000 and $25,000, respectively.

ITEM 2.  PROPERTIES.

Effective December 1, 1993, Global and Rage occupied office/warehouse condominium space owned by the Company consisting of approximately 8,000 sq. ft. located in Bedminster, Pennsylvania. Due to the proximity of the Bedminster office facility to the former facility located in Plumsteadville, no change in Post Office or Telephone Numbers was necessary. The balance of the mortgage on the property as of October 31,1995 was approximately $355,000, which was due April 1, 1995, which was extended and is now due April 1997.

Danzer owns its principal manufacturing facilities which are located in an 80,000 square foot plant on an eleven acre site in Hagerstown, Maryland, near the intersection of two major interstate highways. Approximately 75,000 square feet are used in manufacturing and 5,000 square feet are used as office space. Fremont Financial Corporation has a priority security interest on such property.

The Company believes that all of its properties, plants and equipment are well maintained and adequate for its requirements. The Company also believes that all of its properties are adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS.

In October, 1994, Jeffrey Richardson, an individual plaintiff, filed a complaint against 15 defendants, including Rage Inc., a Global subsidiary, in the superior court of the State of New Jersey, County of Burlington, Docket No. BUR-L-03543-
93. The complaint alleges that the Company supplied a product which caused harm to plaintiff and claimed damages in an unspecified amount arising from alleged product liability. Although damages claimed by the plaintiff significantly exceed the Company's insurance coverage, the Company and outside counsel believe that the case will be settled within the Company's insurance policy limits.

In November, 1994, Jonathan Daniels & Co. and Ray Vahab d/b/a Small Cap Research, plaintiffs, filed a complaint against Global Environmental Corp. and William V. Rice, its President, in the Supreme Court of the State of New York, County of New York, Index No. 129426 (1994). The complaint claimed fees and commissions in the amount of $500,000 in connection with plaintiff's alleged representation as placement agent for a private placement that was never consummated. On April 13, 1995 the Company and the plaintiffs agreed to a settlement of $12,880 which was paid during fiscal 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.


                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Global's common stock was listed on the National Association of Security Dealers Automated Quotations System (NASDAQ) under the symbol "GLEN" until September 29, 1993 at which time the Company was "delisted". Global's common stock is currently traded on the Over-the-Counter Electronic Bulletin Board. The following table sets forth the high and low bid quotations for the common stock for the fiscal quarters indicated.



FISCAL 1994
- - ----------                  HIGH            LOW
                        -----------------------

First Quarter           $1 29/32       $    1/4
Second Quarter          $1 14/16       $    3/8
Third Quarter           $  31/32       $  13/32
Fourth Quarter          $1 29/32       $   9/16

FISCAL 1995
- - -----------

First Quarter           $   3/4        $    1/4
Second Quarter          $  9/16        $    1/4
Third Quarter           $  9/16        $   5/16
Fourth Quarter          $  9/16        $   9/32



The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

At December 31, 1995, there were approximately 814 holders of record of Global's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners.

To date Global has not paid a cash dividend on its common stock. The payment and amount of any future dividends is currently restricted by the terms of the Company's 10% Cumulative Convertible Senior Preferred Stock and the Series B Cumulative Convertible Senior Preferred Stock, which require payment of a 10% dividend on such preferred stock and which restrict the Company's ability to pay any dividends on the Company's Common Stock until payment of all accrued dividends on the preferred stock. In addition, payment of after dividends is restricted by the company's lenders and will unnecessarily depend upon conditions then existing, including the Company's earnings, financial condition, working capital requirements, and other factors.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial information concerning the Company. This information is not covered by the independent auditor's report. For further information, see the accompanying Consolidated Financial Statements of Global Environmental Corp. and subsidiary for the years ended October 31, 1995, 1994, and 1993, and the information set forth in item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Item 8, "Financial Statements and Supplementary data" below.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following information is a summary of the consolidated financial statements of the Company included elsewhere and should be read in connection with such consolidated financial statements.


                                                        (Amounts in thousands, except per share data)

OPERATING DATA:                                                 YEAR ENDED OCTOBER 31,
- - ---------------                                                ----------------------

                                              1995             1994             1993             1992             1991
                                              ----             ----             ----             ----             ----

Net sales                                     $12,419          $11,712          $9,016           $ 9,218          $14,058

Income (loss) from
  operations                                      (86)            (739)           (989)             (648)             305

Net loss                                         (389)            (979)         (1,309)             (776)             (45)

Net loss per share
  and fully-diluted
  net loss per share
  attributable to common
  shareholders (1)                               (.25)            (.42)           (.56)             (.32)            (.02)

Weighted average
  number of shares
  outstanding (1)                               2,370            2,361           2,333             2,455            2,343

BALANCE SHEET DATA:                                                       AS OF OCTOBER 31,
                                              ---------------------------------------------------------------------------

                                              1995             1994             1993             1992             1991
                                              ----             ----             ----             ----             ----

Working capital
  (deficiency)                                $    86          $  (541)         $  (137)         $   439          $ 1,871

Total assets                                  $ 5,702          $ 6,087          $ 5,842          $ 6,197          $ 6,750

Long-term debt
  Stockholders'                               $ 1,946          $ 2,650          $ 2,288          $ 1,657          $ 2,536




  equity (deficiency)                         $   560          $ (353)          $  (37)          $ 1,270          $ 2,028




(1) The 10% Cumulative Convertible Senior Preferred Stock and assumed conversion of stock options and warrants have not been considered in the calculation of earnings per share, the effect of which would be anti-dilutive.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

RESULTS OF OPERATIONS

Fiscal 1995 Compared to Fiscal 1994


Sales volume increased by $707,106 from its fiscal 1994 level due to increased sales in pneumatic conveying systems and truck bodies. The Company believes that the U.S. capital goods market in selected industries is continuing to showing signs of improvement and corporate America is increasing the allocation of funds for plant expansions.

The Company's gross profit margin increased from 8.2% to 14.7% during fiscal 1995. The was due to the decrease in inefficiencies of the Morrison product line and an increase in manufacturing operations which decreased the effect of fixed manufacturing costs on gross profit.


Consolidated backlog at October 31, 1995 was approximately $2,400,000 versus approximately $2,440,000 at October 31, 1994. The Company continues to bid on projects of all sizes, and quotation volume remains active. Opportunities exist to obtain large projects and therefore backlog levels could substantially increase. It is extremely difficult, however, to predict the nature and timing of large projects upon which the Company has bid and the outcome of the biding process. Therefore it is extremely difficult to predict future bookings or sales volume.

The selling, general and administrative costs increased from the fiscal 1994 level by approximately $206,076 as a result of higher sales and marketing costs. Selling, general and administrative costs also increased as a percentage of net sales from 14.5% to 15.3%.

Interest expense decreased during fiscal 1995 primarily due to the conversion of convertible debentures to convertible preferred shares.

The Company's net loss before preferred dividends during fiscal 1995 was $338,934, a decrease of $589,726 over the fiscal 1994 loss. The decrease in loss was primarily due to production efficiencies associated with manufacturing operations.

Fiscal 1994 Compared to Fiscal 1993

Sales volume increased by $2,696,285 from its fiscal 1993 level due in part to approximately $1.2 million in revenues from the Morrison product line in fiscal 1994.

There were several major factors that caused a decline in the Company's gross profit margins from 12.2% during fiscal 1993 to 8.2% during fiscal 1994. In addition to the continued increased competition from other providers of similar products and services and the continued recession in the Company's lines of business, the Company experienced production inefficiencies attributable to the learning process associated with the start-up of the Company's new Morrison product line, which manufactures utility truck bodies.

Consolidated backlog at October 31, 1994 was approximately $2,440,000 versus approximately $3,409,000 at October 31, 1993.

As a result of various cost reductions in fiscal 1994, selling, general and administrative costs decreased from the fiscal 1993 level by approximately $385,878. Selling, general and administrative costs also declined as a percentage of net sales from 23.1% to 14.5%.

Interest expense increased during fiscal 1994 primarily due to the financing of Danzer's new equipment.

The Company's net loss before preferred dividends during fiscal 1994 was $978,660, a decrease of $330,692 over the fiscal 1993 loss. The loss was primarily due to certain production inefficiencies associated with the start-up of the Morrison product line.

Quarterly losses during fiscal 1994 were relatively static until the fourth quarter when the Company incurred a loss of approximately $433,000. The loss for the fourth quarter of fiscal 1993 was approximately $588,000. During the fourth quarter of fiscal 1994, sales revenues declined to approximately $2,687,000 (a decline of approximately $602,000 from the level in the third quarter of fiscal 1994). The decline in sales volume during the fourth quarter was primarily due to reduced sales volume at Danzer resulting from reduced sales revenues from the new Morrison product line and the placement of orders on hold by certain customers. At October 31, 1994, the Company also recorded certain adjustments, which increased its net loss by approximately $330,000. Such adjustments related to revenues earned on contracts in process, accrual of manufacturing costs and accruals of other selling, general and administrative expenses.

In August, 1993 the Company purchased the assets of Morrison Industries, L.P., a manufacturer of specialized utility truck bodies. The purchase price is calculated based on a percentage of revenue generated. The contract carries certain minimum annual sales level requirements for continuation of the contract. The contract requires a minimum sales level for the first annual period of $1,000,000, an additional $1,500,000 by the second anniversary and $2,000,000 in each year thereafter until the tenth anniversary. In fiscal 1994 Morrison products had sales of approximately $1,200,000.

During the first quarter of fiscal 1994, the Company entered into a joint venture agreement with Cadema Corporation. The joint venture has been capitalized by Cadema with $350,000 in cash and by Global with $1,000. During the term of the joint venture terminating December 31, 1998, the joint venture has the exclusive right (unless otherwise extended) to contract for the design and installation of air pollution control equipment in the Company's name in all areas of the world outside the United States and its territories. The business of the joint venture is managed by the Company and income or loss from the joint venture will be allocated 51% to Cadema and 49% to Global. As a result, income or loss reported by the joint venture is recorded on Global's books as equity income from a joint venture; net sales revenue for the joint
venture is not consolidated on Global's books.   The agreement allows Global to
acquire Cadema's interest in the joint venture for 875,000 shares of Global common stock or $350,000 in cash or an amount equal to Cadema's capital account, whichever is greater, subject to certain antidilution provisions. The agreement also allows for quarterly distributions of income and capital to the partners.

LIQUIDITY AND CAPITAL RESOURCES

Cash at October 31, 1995 decreased by $24,252 from the level at October 31, 1994. The Company's policy of increased conservation of cash, lengthening of trade payable, accrued expenses and the utilization of cash from favorable terms with customers minimized the cash outflow.

The Company received $167,894 in a certificate of deposit (restricted cash) on March 1, 1996.

Accounts receivable increased approximately $171,007 from their level at October 31, 1994 due to increased sales volume.

Inventories decreased over their October 31, 1994 level by approximately $236,219 due to the reduction of the production cycle at Danzer which decreased work in process.

The Company had working capital of approximately $86,000 at October 31, 1995, an increase of $627,000 from a deficiency of approximately $541,000 at October 31, 1994. Both the Fremont revolving credit facility and mortgage on the Company's Bedminster property were renegotiated increasing long term debt and reducing current liabilities.

It is anticipated that additional working capital may be required in order to efficiently execute the Company's work in progress and backlog. The Company's weakened financial condition has, in turn, led to tighter credit terms with certain vendors and has therefore further strained the Company's working capital.

The Company's Danzer subsidiary currently has a credit facility with Fremont Financial Corporation comprised of a revolving credit facility and an equipment term loan. The term loan is for up to $350,000 and the revolving credit facility is for up to $1,150,000 at an interest rate of prime plus 4.5% maturing on January 31, 1997 with an extension of three years at the option of the lender. The loans are collateralized by real estate, Danzer's accounts receivable, inventory and equipment. The revolving loan balance under the Fremont facility at October 31, 1995 ($645,045) was incurred in connection with the refinancing of the Danzer mortgage and is based upon eligible accounts receivable and inventory of Danzer as defined. The equipment term loan had a balance of $116,667 at October 31, 1995. In addition, the Company's Danzer subsidiary is limited to making distributions of no more than 75% of its net cash flow (as defined) to the Company's parent, providing that Danzer maintains a minimum net worth, which net worth was not maintained at October 31, 1995.

The gross value of equipment at October 31, 1994 was approximately $240,000 higher than at October 31, 1993 primarily due to the purchase of new equipment at Danzer.

From October 31, 1995 to October 31, 1994, billings in excess of costs and estimated earnings on uncompleted contracts increased by approximately $279,000.

From October 31, 1994 to October 31, 1995, long-term debt (net of current portion) decreased by $703,000 due to the conversion of the 12.5% convertible debenture payable ($1,600,000) to equity. The decrease in long-term debt at October 31, 1995 was offset by the reclassification to long-term debt of (i) the mortgage on the Company's Bedminster property (approximately $355,000) (ii) the equipment term loan to Fremont Financial Corporation(approximately $116,667), and (iii) reclassification of the revolving loan payable to Fremont Financial ($645,045) to long term.

The Company was in default on the January 1, April 1, July 1, and October 1, 1994 interest payments due Renaissance. The Company received a waiver of default, including a waiver of remedies due to payment default, from Renaissance through November 1, 1995. On December 31, 1994 the Convertible Debentures were exchanged for preferred stock, the $211,635 of accrued interest thereon was converted to a three-year 10% Term Note and the Company paid Renaissance $50,000 representing interest on the Convertible Debentures from October 1, 1994 through December 31, 1994.

The 10% Cumulative Convertible Preferred Stock and the Series B Stock require the Company to comply with certain affirmative and negative covenants including, but not limited to, the timely filing of financial statements. In addition, it limits the Company's ability to issue new indebtedness, issue other classes of preferred stock, pay dividends on the Company's common stock, purchase equity securities, increase executive compensation, enter into liens and acquire new businesses, among other items. The Company is also subject to registration requirements under certain circumstances. As of October 31, 1995, the Company was in violation of certain of the above covenants. If certain of the violations remain uncured for twelve consecutive months, the holders of the Series B Preferred Stock become entitled to vote as a separate class on certain significant matters.

As of October 31, 1995, the Company was in default under the Term Note due to Renaissance . The lender has waived its right to demand payment of the
principal amount of the Term Note of $211,635 until December 31, 1996.   (The
original due date was December 31, 1997.) The lender did not waive any interest payments.

In addition, the terms of the mortgage debt of $354,866 on the Company's premises (which debt was in default as a result of nonpayment by the Company on its original due date of April 1, 1995) were modified in January 1996 and the maturity date extended until April 30, 1997.

In early February 1996, the Company's revolving loan payable to Fremont Financial Corporation was increased by $200,000. The increase enables the Company to borrow $200,000 in excess of their allowed borrowings under the revolving loan agreement and provides additional working capital for overall business activity.

In light of the Company's backlog at October 31, 1995, its projected cash flow from operations, the market for the Company's products, and the amount of short-term debt due in fiscal 1996 it is anticipated that the Company may need increased sales, an increase in its profit margin and/or an infusion of capital in order to sustain its operations. The company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1996, will be dependent upon the success of the company's efforts to increase sales volume, as well as the profitability of new business.

If efforts to increase the level of business, increase profitability or obtain additional capital are unsuccessful, the Company may need to consider additional steps to reduce costs, generate working capital and improve operating efficiencies to sustain its operations. Such steps may involve the sale of certain assets, the consolidation of operating activities, the sale or discontinuance of a line of business, reductions in staff or other measures, the effect of which is the reduction of expenses, conservation of cash, and/or generation of working capital. The Company is also currently attempting to limit cash outlays, aggressively collect accounts receivable and channel all available resources into its sales function in order to continue all operations on the basis that it can further increase its backlog and sales revenue. The Company believes that the long term prospects for the industry in which the Company operates are positive and therefore offer Global opportunity for revenue growth.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See "Index to Consolidated Financial Statements on page F- below.


ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information with respect to all of the incumbent directors of the Company.


                                       Position with                 Director
Name                         Age       Company                       Since
- - ----                         ---       -------------                 --------

William V. Rice              57        President, Chief Executive
                                       Officer, Treasurer and
                                       Director                      1988

Russell Cleveland            57        Director                      1991

William L. Pryor, III        62        Director                      1993



(1) William V. Rice has been a director, the President and Chief Executive Officer of the Company since August 1, 1988. From 1987 to 1988 Mr. Rice was involved in the start up of the Company. From 1986 to 1987 Mr. Rice served as Chairman and Chief Executive Officer of Filcon Technology Inc., 147 East Second Street, Mineola, NY and from 1979 to 1985 Mr. Rice was Vice President of International Operations for U.S. Filter Systems Inc., Melville, NY. Filcon Technology, Inc. and U.S. Filter Systems, Inc., engineer, manufacture and market internationally, environmental pollution control equipment and systems using filtration and conveying processes.

(2)Russell Cleveland, a chartered financial analyst, became director of the Company on April 26, 1991. Mr. Cleveland has for the past five years been a director, officer and shareholder of Renaissance Capital Group, Inc., which is the managing general partner of Renaissance Capital Partner, Ltd., a business development company. Mr. Cleveland is a director of Greiner Engineering, an engineering company, AFN, Inc., an information processing and data base service, Unico, Inc., a direct mail advertising company, International Movie Group, Inc., and independent foreign distributor of American films and Biopharmaceutics, Inc., a manufacturer of over-the-counter generic and prescription drugs, Mr. Cleveland is Renaissance's designee to the Board of Directors. See "Item 13-Certain Relationships and Related Transactions" herein.

(3)William L. Pryor, III is the Chairman of Prism Group, Inc. a diskette duplication manufacturing company at 441 Lexington Avenue, Suite 502, New York, NY. Mr. Pryor was the Managing Director of Warren Management Chief Executive Officer of Manufacturing Solutions, Inc. (formerly Applicon Corporation), a manufacturer of computer workstations and other electronic and computer peripheral devices. Mr. Pryor is presently a member of the Board of trustees of Kent School, a member of the Board of National Defense University, and a Trustee of IIE (Institute of International Education). Mr. Pryor currently serves as a director of World View, a multi-media CD ROM publisher, MacSimmum, a distributor of Apple and MacIntosh add-on peripherals and of Prism.

EXECUTIVE OFFICERS

The Company's executive officers are appointed by the Board of Directors and hold office at the pleasure of the Board until successors are appointed and have qualified.

COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock ("10% Shareholders") to file reports of Ownership and reports of changes in ownership of the Company's Common Stock with the Securities Exchange Commission ("SEC"). Officers, Directors and Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under Section 16 (a). Based solely on its review of the copies of such forms received by it with respect to its fiscal year ended October 31, 1995 and written representations from certain reporting persons that no other reports were required to those persons, the Company believes that all Section 16 (a) filing requirements applicable to its officers, directors and 10% Shareholders were complied.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY AND COMPENSATION TABLE

       The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's fiscal year ended October 31, 1995 by the named officer.


                                       SUMMARY COMPENSATION TABLE

                                                                                   Annual Compensation
                                                      -------------------------------------------------------------------


Name and Principal                                    Salary                 Common      Other Annual        All Other
  Position                             Year             ($)               Stock Options  Compensation        Compensation


(a)                                      (b)            (c)               (d)             (e)                (f)
- - ----------------                       -----          -----               ---            -------             ----

William V. Rice,                       1993           $60,652                  0         $7,547 (1)          $8,114 (2)
President and Chief                    1994           $96,250                  0         $7,547 (1)          $8,543 (3)
Executive Officer                      1995           $140,708            200,000        $7,547 (1)          $8,895 (4)




(1) Represents lease payments and automobile insurance paid by the Company for a car provided for the use of Mr. Rice.

(2) Of the total $8,114 paid to Mr. Rice "in all other compensations," the Company paid $7,181. (amount based on two-thirds of the total cost of the policy) for term life insurance on Mr. Rice in the amount of 1.5 million. The policy provides that the Company will receive one-third of any proceeds from the policy and Mr. Rice's beneficiary will receive two-thirds of any such proceeds. An additional $933. was paid by the Company to the account of Mr. Rice as a matching contribution under the Company's Tax Savings Investment Plan, described below.

(3) Of the total $8,543 paid to Mr. Rice "in all other compensations," the Company paid $7,181. (amount based on two-thirds of the total cost of the policy) for term life insurance on Mr. Rice in the amount of 1.5 million. The policy provides that the Company will receive one-third of any proceeds from the policy and Mr. Rice's beneficiary will receive two-thirds of any such proceeds. An additional $1,362. was paid by the Company to the account of Mr. Rice as a matching contribution under the Company's Tax Savings Investment Plan, described below.

(4) Of the total $8,895 paid to Mr. Rice "in all other compensations," the Company paid $7,181. (amount based on two-thirds of the total cost of the policy) for term life insurance on Mr. Rice in the amount of 1.5 million. The policy provides that the Company will receive one-third of any proceeds from the policy and Mr. Rice's beneficiary will receive two-thirds of any such proceeds. An additional $1,714. was paid by the Company to the account of Mr. Rice as a matching contribution under the Company's Tax Savings Investment Plan, described below.

The Company maintains a Tax Savings Investment Plan (the "Investment Plan") which qualifies as a cash deferred salary arrangement under Section 410(K) of the Internal Revenue Code. Employees are eligible to participate in the Investment Plan if they have been employed for 12 months, and are not members of a collective bargaining unit.

Under the Investment Plan, participants may defer up to 15% of the pre-tax salary. The Company will match 50% of the participant's deferral up to 2% of salary and 25% of the next 4% of salary. The Company's matching will be invested in the money market fund. The participant's pre-tax salary deferrals will be invested, at the participant's direction, in an Index Fund, Bond Fund, Money Market Fund, or in combination of these funds.

Participant's are vested in their salary deferrals and all earnings on those deferrals. However, the Company's matching contribution and earnings thereon become vested only upon the third year of vesting services with the Company, with 33% vesting being given up for each year up to the third year.

Investment Plan benefits will be paid upon retirement, termination of employment, disability, or death. In addition, benefits may be distributed to a participant in the event of financial hardship.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SR VALUES

The following table sets forth information concerning stock options awarded to the named executive officer during the Company's fiscal year ended of October 31, 1995. No stock appreciation rights were granted to the named executive officer in such year.

                          OPTION GRANTS IN LAST FISCAL YEAR

Name                                         William V. Rice, President  & CEO

No. of Shares Underlying Options
Granted (if any)                            200,000

% of Total Options Granted to
Employee in Fiscal Year                     85%

Exercise Price Per Share                    $.30

Expiration Date                             December 31, 2004

Potential Realizable Value at
Assumed Annual Rates of Stock
Price Appreciation for Option Term:
                                  5%        $0.49

                                  10%       $0.66


The following table sets forth certain information concerning the number of stock options held by the named officer as of October 31, 1995. During the year ended October 31, 1995, no stock options were exercised.


                   AGGREGATED OPTION/SAR EXERCISE
                       IN LAST FISCAL YEAR AND
                   FISCAL YEAR-END OPTION/SAR VALUES

    Name           Number of Unexercised              Value of  Unexercised
                       Options/SAR's                  In-the-Money Options/
                   at Fiscal Year-End (#) (2)         ($)
    (a)                      (b)                                (c)
         ----------------------------------------     ------------------------

                   Exercisable    Unexercisable       Exercisable Unexercisable
William V. Rice      200,000        -0-               $22,000.00     -0-



(1)Based upon the difference between the average closing stock price of the Company's common stock on October 31, 1995 of approximately $.41 and the exercise price of $.30 per share for options to purchase 200,000 shares of common stock.

(2)The Company maintains a Stock Option Plan (the "Plan") under which options of purchase 800,000 shares of the Company's Common Stock, par value $.001 per share, have been reserved. Pursuant to the Plan, the Company is permitted to issue incentive stock options ("Incentive Stock Options") and non-qualified stock options ("Non-Qualified Stock Options") to employees or directors of the Company; provided, however, that no incentive Stock Options shall be granted to a non-employee director. Incentive Stock Options under the Plan are intended to qualify for the tax treatment accord under Section 422A of the Internal Code of 1986, as amended (the "Code). Non-Qualified Options under the plan are intended to be options which do not qualify for the tax treatment accorded under Section 422A of the Code.

All directors and key employees of the Company and its subsidiaries are eligible to participate in the Plan. The Plan is administered by the Board of Directors of the Company which, to the extent it determine, may delegate its power with respect to the administration of the Plan to a compensation advisory committee consisting of not less than three members, at least of whom two shall be directors for the Company.

Under the Plan, Incentive Stock Options to purchase shares of the Company's Common Stock may not be granted for less than 100 percent of fair market value of the Common Stock on the date the Incentive Stock Option is granted; provided, however, that in the case of an Incentive Stock Option granted to any person then owning 10 percent of the voting power of all classes of the Company's stock, the Purchase Price per share of all classes of the Company's stock, the Purchase Price per share subject to the Incentive Stock

Option may not be less than 110 percent of the fair market value of the stock on the date of the grant of the option. The option price per share with respect to each Non-Qualified Stock Option granted under the Plan is to be determined by the Board of Directors, but may not be less than 85% of the fair market value of the Common Stock on the date the Non-Qualified Stock Option is granted.

Options under the Plan may not have a term of more than 10 years; provided, however, that an Incentive Stock Option granted to a person then owing more than 10 percent of the voting power of all classes of the Company's stock may not be exercised more than 5 years after the date such option is granted. In addition, the aggregate fair market value, determined at the time the options granted, of the stock with respect to which Incentive Stock Options are exercised for the first time by an employee in any calendar year under the Plan may not exceed $100,00.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company are entitled to a board meeting attendance fee of $750 plus reimbursement of expenses.

EMPLOYMENT AGREEMENTS

Mr. Rice has a five year employment agreement terminating April 15, 1996, which is automatically renewable for successive one year terms, unless otherwise canceled 60 days prior to the end of the initial terms of any successive term. The contract requires a salary of approximately $115,000 per annum with an increase each year of not less than 5% of the prior's years salary. The agreement provided a bonus payment of up to 35% of base compensation, the amount of which will be based upon the realization by the Company of certain levels of pre-tax income. Under the argument, the employee may elect to require the Company to provide life insurance for such employee in the amount of $1,000,000. The agreement may be terminated by the Company for certain events constituting "cause" upon death or upon disability. Upon disability, the employee would receive fifty percent of his salary for the remaining term of the agreement/. Upon death, the employee's beneficiary would receive fifty percent of his base salary for a period of twelve months. If the Company discharges the employee (other than a discharge for "cause" or a discharge as a result of the employee's disability) or if he terminates the agreement because of the company's breach, he is entitled to the salary due him for the remaining term of the agreement and is entitled to continue to receive employee benefits provided under the agreement through the end of the then-current.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of March 19, 1996 information concerning the shares of the Company's Common Stock beneficially owned by (a) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee, and (c) all directors and officers as a group. The outstanding voting securities of the Company as of the record date consisted of 2,369,565 shares of common stock, 7,550 shares of 10% Preferred Stock (which are currently convertible into 1,510,000 shares of common stock), and 16,000 shares of Series B Preferred Stock (which are currently convertible into 3,200,000 shares of common stock), all of which vote together as a single class on all matters submitted to the holders of the Company's common stock except in certain limited instances. Except as otherwise indicated, each person named or included in a group has sole voting and investment power with respect to his or its shares of Common Stock.


Name and Address of Beneficial         Amount and Nature of       Percent
Owner or Identity of Group             Beneficial Ownership      Of Class (1)
- - --------------------------             --------------------      ------------

Renaissance Capital Partners, Ltd.          3,400,000 (2)              58.9%
8080 N. Central Expressway,




Suite 219-L869
Dallas, TX  75206-1857

William V. Rice                        717,000 (3)                27.9%
c/o Global Environment Corp.
Unit 1,  Apple Tree Lane
Plumsteadville, PA  18949


Russell G. Cleveland                    40,000 (4)                 1.7%
c/o Renaissance Capital Group, Inc.
8080 N. Central Expressway,
Suite 210L869
Dallas, TX  75206-1857

William L. Pryor, III                   25,000 (5)                 1.0%
Prism Group, Inc.
441 Lexington Avenue, Suite 502
New York, NY  10017

All officers and directors
as a group (3 person)                  782,000 (6)                30.1%


(1) Common Stock which is not outstanding but which a person has a right to acquire with 60 days of the record date are considered as Common stock outstanding for purposes of computing the percentage of Common Stock owned by such person, but such Common stock is not deemed outstanding for purposes of computing the percentage of Common Stock owned by any other person.

(2) Represents (i) 200,000 shares of common stock currently issuable upon conversion of 1,000 shares of the Company's 10% Preferred Stock and (ii) 3,200,000 shares of common stock currently issuable upon the conversion of 16,000 shares of the Company's Series B Preferred Stock.

(3) Includes 200,000 shares of common stock issuable upon exercise of options granted to Mr. Rice under the Company's Stock Option Plan.

(4) Does not include 3,400,000 shares of the Company's common stock issuable to Renaissance Capital Partners, Ltd. upon the conversion of 1,000 shares of the Company's 10% Preferred Stock and 16,000 shares of the Company's Series B Preferred Stock described in note (2) above. Mr. Cleveland is a director, officer and principal shareholder of Renaissance Capital Group Inc., the managing general partner of Renaissance Capital Partners, Ltd., and may be deemed to share voting and investment control over such shares.

(5) Represents 25,000 shares of common stock issuable upon exercise of options granted to Mr. Pryor under the Company's Stock Option Plan.

(6) Includes 225,000 shares of common stock issuable upon the exercise of options granted under the Company's Sock Option Plan, but does not include 3,400,000 shares of common stock currently issuable upon the conversion of the 10% Preferred Stock and the Series B Preferred Stock held by Renaissance Capital Partner, Ltd. described in note (2) above, over which Mr. Cleveland may by deemed to share voting and investment control. All of the outstanding shares of the Company's Series B Preferred Stock are beneficially owned by Renaissance Capital Partners, Ltd. Renaissance also beneficially owns 1,000 shares (approximately 13%) of the Company's 10% Preferred Stock. Mr. Cleveland, by virtue of his position Renaissance described in note 4 to the table, may be deemed to share voting and investment control over all of the preferred stock owned by Renaissance. No other director or officer of the Company owns any shares of the Company's 10% Preferred Stock and the Company is not aware of any person holding more than 5% of the Company's 10% Preferred Stock.

CHANGES IN CONTROL

Renaissance Capital Partners, Ltd. acquired control of the company on December 31, 1994, pursuant to a Purchase Agreement with the Company (the "Purchase Agreement") under which Renaissance exchanged $1,600,000 principal amount of the Company's 12.5% Convertible Debentures (the "Debentures") for 16,000 shares of the Company's Series B Preferred Stock. The Company also issued Renaissance a 10% Term Note originally due December 31, 1997 in the principal amount of $211,635.40 (representing interest on the Debentures accrued through September 30, 1994) and paid Renaissance $50,000 (representing interest on the Debentures from October 1, 1994 through December 31, 1994). Prior to the exchange transaction, the Debentures were convertible any time at the option of Renaissance, at a price of $.70 per share, into approximately 2,285,714 shares of common stock of the Company. Until the conversion of the Debentures into common stock, however, Renaissance had no power to vote the shares of Common Stock into which the Debentures were convertible.

As the holder of Series B Preferred Stock, Renaissance currently may convert such shares into common stock at the rate of $.50 per share. The terms of the Series B Preferred Stock provide that the holders of such shares shall vote together as a single class with the holders of the common stock and the 10% Preferred Stock on matters submitted to the vote of the common stockholders (except as provided in the next paragraph), and the holders of the Series B Preferred Stock are entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Series B Preferred Stock are then convertible. Therefore, at current conversion rates, 16,000 shares of Series B Preferred Stock and the 1,000 shares of 10% Preferred Stock currently owned by Renaissance represent approximately 48% of the voting power represented by the outstanding voting securities of the Company.

In addition, the holders of the Series B Preferred Stock currently may vote as a separate class on (I) the amendment of any of the terms of the Series B Preferred Stock; (ii) the authorization , creation, issuance or sale of any class or series of capital stock ranking senior to or on parity with the Series B Preferred Stock as to dividends or liquidation preference; (iii) the merger of the Company into, or consolidation of the Company with, or sale of all of substantially all of the assets of the Company to, another person or entity;
(iv) any of the matters described in Section 9 of Exhibit A to the Certificate of Amendment to the Certificate of Incorporation of the Company, which specifies the terms of the Series B Preferred Stock; and (v) the election of a majority of the Board of Directors of the Company if (1) all shares of the Series B Preferred Stock have not been redeemed or converted by October 31, 1999 or (2) a default occurs under the Purchase Agreement and remains uncured for 12 consecutive months. The affirmative vote of the holders of not less than sixty-six and two thirds percent (66 2/3%) of the outstanding shares of Series B Preferred Stock is necessary to authorize any of the transactions referenced in this paragraph.

The Purchase Agreement entitles Renaissance, as the holder of all shares of the Series B Preferred Stock, to elect one member of the Board of Directors of the Company. Renaissance has advised the Company that it has waived such right with respect to the 1996 Annual Meeting. Such right survives as long as Renaissance holds shares of the Series B Preferred Stock or unregistered common stock issued upon conversion of such preferred shares.
Pursuant to the terms of all Debentures issued by the Company to Renaissance Capital Partners, Ltd. (described under "Certain Relationships and Related Transactions"), the conversion of the debentures into Common Stock may result in Renaissance acquiring control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Rice has personally guaranteed payment of up to $125,000 of the Company's obligations under its bank credit facility.

On April 25, 1991, the Company issued to Renaissance a convertible debenture (the "1991 Debenture") in the principal amount of $1,250,000 which was then convertible into the Company's common stock at a conversion price of $.90 per share. The 1991 Debenture bore interest at the rate of 12.5% per annum. The principal of the 1991 Debenture was repayable in quarterly installments of $40,000 each, beginning on July 1, 1994 and was payable in full at maturity on March 31, 1998. The conversion price of the 1991 Debenture was reduced to $.70 per share in December, 1992.

On December 30, 1992, the Company issued to Renaissance a second convertible debenture in the amount of $350,000 (the: 1992 Debenture"). The 1992 Debenture bore interest at an annual rate of 12.5%. The principal of the 1992 Debenture was repayable in quarterly installments of $10,500 each, beginning on July 1, 1994, and was payable in full at maturity on March 31, 1998. The 1992 Debenture was convertible into the Company's common stock at a conversion price of $.70 per share.

On December 31, 1994, Renaissance exchanged the Debenture for 16,000 shares of the Company's Series B Preferred Stock. The Company also issued Renaissance a 10% Term Note due December 31, 1996 in the principal amount of approximately $211,635 for unpaid accrued interest on the Debentures and paid Renaissance $50,000 (representing interest on the Debentures from October 1, 1994 through December 31, 1994). Renaissance currently may convert the Series B Preferred Stock into 3,200,000 shares of the Company's common stock at the rate of $.50 per share, subject to adjustment. See "PRINCIPAL SHAREHOLDERS - Change in Control".

Renaissance may vote the Series B Preferred Stock together with the holders of the common stock and the 10% Preferred Stock as a single class on all matters submitted to the vote of the common stockholders, and is entitled to cast the number of votes equal to the number of shares into which the Series B Preferred Stock is then convertible. In addition, Renaissance, as the sole holder of the Series B Preferred Stock, has the right to vote separately as a class to elect one member of the Board of Directors and on certain other matters

                                       PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K.

(a) Documents filed as part of this Annual Report on Form
     10-K:

       (1) Financial Statements.
           --------------------

       See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page F-1 herein.

       (2)Financial Statement Schedules Required to be Filed by Item 8 on this
          --------------------------------------------------------------------
          Form.
          ----
          (a)  "NONE"

       (3) Exhibits.
           --------


                                                                          Incorporated by Reference
Exhibit No.                  Description                                  or Filed Herewith
- - -----------                  -----------                                  ------------------

3(i)(a)                      Certificate of Incorporation as              Incorporated by reference to
                             amended through August 18, 1994              Exhibit 3(i) to Registrant's Form
                                                                          10-Q for the period ended July 31,
                                                                          1994

3(i)(b)                      Certificate of Amendment to Certificate      Incorporated by reference to
                             of Incorporation filed December 30, 1994     Exhibit 4.1 to Registrant's Form 8-
                                                                          K dated December 31, 1994




3(ii)                        By Laws                                      Incorporated by reference to
                                                                          Exhibit 3.3 to the Registration
                                                                          Statement on Form S-18 (No. 33-
                                                                          18636-NY) (the "Registration
                                                                          Statement").

4(a)                         Stock Certificate                            Incorporated by reference to
                                                                          Exhibit 4.1 to the Registration
                                                                          Statement.

4(b)                         Certificate of                               Incorporated by reference to
                             Amendment to Certificate                     Exhibit 4 of Registrant's Form
                             of Incorporation filed                       10-Q for the period ended
                             August 18, 1994 (with terms of               July 31, 1994.
                             10% Senior Preferred Stock)

4(c)                         Certificate of                               Incorporated by reference to
                             Amendment to Certificate                     Exhibit 4.1 to Registrant's Form
                             of Incorporation filed                       8-K dated December 31, 1994.
                             December 30, 1994 (with terms
                             of Series B Senior Preferred Stock)

10(a)                        Employment                                   Incorporated by reference to
                             Agreement dated                              Exhibit 10(c) to Form 10-K
                             April 16, 1991, between                      Report dated January 28, 1993.
                             Global Environmental Corp.
                             and William V. Rice

10(b)                        Global                                       Incorporated by reference to
                             Environmental Corp.                          Exhibit 10(j) to the October
                             Stock Option Plan                            31, 1990 Form 10-K.

10(c)                        Mortgage Note and                            Incorporated by reference to
                             Mortgage Agreement                           Exhibit 10(k) to the October
                             dated April 3, 1990 of Global                31, 1990 Form 10-K.
                             Environmental Corp.
                             with Continental Bank

10(d)                        Convertible                                  Incorporated by reference to
                             Debenture Agreement                          Exhibit 10(c) to Form 10-K
                             in the amount of                             Report dated January 28, 1993.
                             $1,250,000 dated April 25, 1991
                             between Global Environmental
                             Corp. and Renaissance Capital
                             Partners, Ltd.

10(e)                        First Amendment                              Incorporated by reference to
                             dated December 30,                           Exhibit (10j) to Form 10-K
                             1992 to Convertible                          Report dated January 28, 1993.
                             Debenture Agreement in the amount of
                             $1,250,000 dated April 25, 1991
                             between Gobal Environmental Corp.
                             and Renaissance Capital Partners, Ltd.

10(f)                        Convertible                                  Incorporated by reference to




                             Debenture Agreement                          Exhibit (10k) to Form 10-K
                             in the amount of                             Report dated January 28, 1993.
                             $350,000 dated December 30, 1992
                             between Global Environmental Corp.
                             and Renaissance Capital Partners, Ltd. II

10(g)                        Loan and Security                            Incorporated by reference to
                             Agreement dated                              Exhibit 10(h) to Form 10-K Report
                             May 28, 1993 between                         dated January 28, 1994.
                             Danzer Metal Works Co.
                             and Fremont Financial Corporation

10(h)                        Asset purchase                               Incorporated by reference to
                             agreement dated                              Exhibit 10() to Form 10-K Report
                             August 25, 1993 between                      dated January 28, 1994.
                             Morrison Industries L.P.
                             and Global Environmental Corp.

10(I)                        Joint Venture                                Incorporated by reference to
                             Agreement dated                              Exhibit 10(j) to Form 10-K Report
                             December 31, 1993                            dated January 28, 1994.
                             between Global Environmental
                             Corp. and Cadema Corporation.

10(j)                        Equipment Purchase and                       Incorporated by reference to
                             Security Agreement dated                     Exhibit 10(k) to Form 10-K Report
                             September 17, 1993                           dated January 28, 1994.
                             between U.S. Amada, Ltd.
                             and The Danzer Metal Works Co.

10(k)                        Equipment Purchase and                       Incorporated by reference to
                             Security Agreement dated                     Exhibit 10(l) to Form 10-K Report
                             September 17, 1993                           dated January 28, 1994.
                             between U.S. Amada, Ltd.
                             and The Danzer Metal Works Co.

10(l)                        Equipment Purchase and                       Incorporated by reference to
                             Security Agreement dated                     Exhibit 10(m) to Form 10-K
                             September 17, 1993                           Report dated January 28, 1994
                             between U.S. Amada, Ltd.
                             and The Danzer Metal Works Co.

10(m)                        Purchase Agreement                           Incorporated by reference to
                             dated December 31,                           Exhibit 99.1 to Registrant's Form
                             1994 between Global                          8-K dated December 31, 1994.
                             Environmental Corp. and
                             Renaissance Capital
                             Partners, Ltd. to exchange
                             $1,600,000 of Convertible
                             Debentures for 16,000 Series B
                             Cumulative Convertible Senior
                             Preferred Stock.

10(n)                        10% Term Note in                             Incorporated by reference to
                             principal amount of                          Exhibit 10(n) to Registrant's Form




                             $211,635 due December 31, 1997.              8-K dated December 31, 1994

10(o)                        Loan and Security Agreement                  Filed herewith Exhibit 10(o)
                             dated June 23, 1995 between
                             Danzer Metal Works Co.
                             and Fremont Financial Corporation

10(p)                        Mortgage Note and                            Filed herewith Exhibit 10(p)
                             Mortgage Agreement
                             dated January 25, 1996 of Global
                             Environmental Corp.
                             with Midlantic Bank

21                           List of Subsidiaries                         Incorporated by reference to
                                                                          Exhibit 22 to the October
                                                                          31, 1989 Form 10-K.

(b)                          Reports on Form 8-K
                             No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 1995



                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   GLOBAL ENVIRONMENTAL CORP.


                   By:  /s/William V. Rice
                        ------------------
                        William V. Rice
                        President and Chief Accounting Officer



March 22, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


March 22, 1996

                   By:  /s/William V. Rice
                        ------------------
                        William V. Rice, Director and
                        Chief Financial and Accounting Officer

March 22, 1996
                   By:  /s/Russell G. Cleveland
                        -----------------------
                        Russell G. Cleveland, Director

March 22, 1996
                   By:  /s/William L. Pryor
                        -------------------
                        William L. Pryor, Director