Form 10-Q
period 1996-01-31
GLOBAL ENVIRONMENTAL CORP
filed 1996-05-14
CIK 825521

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 1996

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

                          YES  X              NO
                              ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
            Common Stock                     January 31, 1996
          ----------------                   -----------------
          $.0001 par value                   2,465,144 shares

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                    INDEX



                                                                       PAGE(s)
                                                                       -------
PART I - CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - January 31, 1996 and
  October 31, 1995.                                                          3

 Consolidated Statements of Operations -
   Three Months Ended January 31, 1996 and 1995                              5

 Consolidated Statements of Cash Flows -
  Three Months Ended January 31, 1996 and 1995                               6

 Notes to Consolidated Financial Statements                                  8

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                       17


PART II - OTHER INFORMATION:                                                19

                  GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                    JANUARY 31,    OCTOBER 31,
                                                       1996           1995
                                                    -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                       $  129,497     $  329,213
     Restricted cash                                    167,894        167,894
     Accounts receivable, less allowance for
       doubtful accounts of $51,725 and $41,669
       respectively                                   1,675,604      1,721,458
     Inventories                                      1,016,643        932,411
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                 81,843         77,518
     Prepaid expenses and other                          39,399         52,383
                                                      ---------      ---------
            Total current assets                      3,110,520      3,280,877
                                                      ---------      ---------
PROPERTY, PLANT AND EQUIPMENT
     Land                                               150,797        150,797
     Building and improvements                        1,823,825      1,823,825
     Equipment                                        2,708,096      2,690,789
                                                      ---------      ---------
                                                      4,682,718      4,665,411
     Less - accumulated depreciation and
       amortization                                  (2,427,469)    (2,369,535)
                                                      ---------      ---------

        Total property, plant and equipment,
           net                                        2,255,249      2,295,876
                                                      ---------      ---------
OTHER ASSETS
     Investment in joint venture                          8,630          8,950
     Goodwill, net of accumulated amortization of
       $33,305 and $32,027, respectively                 68,891         70,169
     Other, net                                          51,964         46,192
                                                      ---------      ---------
                                                        129,485        125,311
                                                      ---------      ---------
                                                     $5,495,254     $5,702,064
                                                      ---------      ---------
                                                      ---------      ---------


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    JANUARY 31,    OCTOBER 31,
                                                       1996           1995
                                                   ------------    -----------
CURRENT LIABILITIES

     Current portion of long-term debt              $  195,061     $   195,061
     Accounts payable                                2,204,584       2,030,372
     Billings in excess of costs and
       estimated earnings on uncompleted
       contracts                                       220,206         331,262
     Accrued salaries and wages                        136,626         124,787
     Accrued commissions                                16,700          26,700
     Accrued expenses, other                           506,622         486,962
                                                    ----------      ----------
          Total current liabilities                  3,279,799       3,195,144
                                                    ----------      ----------
LONG-TERM DEBT, net of current portion               2,009,715       1,946,433
                                                    ----------      ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Common stock, par value $.0001 per share;
        20,000,000 shares authorized; 2,465,144
        shares issued                                     247              247
     Preferred stock, $.001 par value;
        5,000,000 shares authorized; Class of 10%
        Cumulative Convertible Senior Preferred
        Stock, 10,500 shares authorized, 7,550
        shares issued and outstanding in 1995
        and 1994 (total of $662,150);
        Series B Cumulative Convertible Senior
        Preferred Stock, 16,000 shares authorized,
        issued and outstanding 1995 (total of
        $1,511,319);                                2,173,469        2,173,469
     Additional paid-in capital                     1,877,784        1,877,784
     Deficit                                       (3,845,762)      (3,491,013)
     Less: Treasury stock, 95,579 shares, at cost           -                -
                                                   ----------       ----------
          Total stockholders' equity                  205,740          560,487
                                                   ----------       ----------
                                                  $ 5,495,254      $ 5,702,064
                                                   ----------       ----------
                                                   ----------       ----------



              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF OPERATIONS



                                             THREE MONTHS ENDED JANUARY 31,
                                             ------------------------------
                                                 1996              1995
                                             ------------      ------------
NET SALES                                    $ 2,643,178       $ 2,701,757

COST OF GOODS SOLD                             2,436,839         2,441,216
                                             ------------      ------------
     GROSS PROFIT                                206,339           260,541

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                     474,881           443,544
                                             ------------      ------------
     LOSS FROM OPERATIONS                       (268,542)         (183,003)
                                             ------------      ------------
INTEREST EXPENSE, NET                           ( 39,011)         (100,368)
OTHER INCOME                                      11,678            14,140
OTHER EXPENSE                                          -          ( 86,569)
                                             ------------      ------------
LOSS BEFORE INCOME TAX BENEFIT                  (295,875)         (355,800)
                                             ------------      ------------

INCOME TAX BENEFIT                                     -                 -
                                             ------------      ------------

NET LOSS                                       ($295,875)        ($355,800)
                                             ------------      ------------
NET LOSS PER SHARE                                 ($.14)            ($.16)
                                             ------------      ------------

WEIGHTED AVERAGE SHARES OUTSTANDING            2,465,144         2,369,565
                                             ------------      ------------



              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             THREE MONTHS ENDED JANUARY 31,
                                             ------------------------------
                                                 1996              1995
                                             ------------      ------------

OPERATING ACTIVITIES:
     Net loss                                ($   295,875)     ($   355,800)
     Adjustments to reconcile net loss
       to net cash provided by (used in)
       operating activities:
          Depreciation and amortization            59,212            56,863
          Write-off of deferred financing fees          -            86,569
          Net (increase) decrease in non-cash
            current assets:
               Accounts receivable                 45,854            87,068
               Inventories                        (84,232)         (267,453)
               Costs and estimated earnings in
                 excess of billings on
                 uncompleted contracts            ( 3,965)            5,299
               Prepaid expenses and other          12,984            70,011
          Net increase (decrease) in non-debt
            current liabilities:
                    Accounts payable              174,212            17,263
                    Billings in excess of
                      costs and estimated
                      earnings on uncompleted
                      contracts                  (111,056)            7,969
                    Accrued commissions,
                      salaries and wages            1,839          ( 28,568)
                    Accrued expenses, other        19,211           470,260
          (Increase) decrease in other assets,
             net                                  ( 5,772)           16,268
                                             ------------      ------------

               Net cash provided by (used
                 in) operating activities        (187,588)          165,749
                                             ------------      ------------

INVESTING ACTIVITIES:
     Purchase of property, plant and
       equipment                                 ( 17,307)         ( 41,573)
                                             ------------      ------------

          Net cash used in investing
            activities                           ( 17,307)         ( 41,573)

FINANCING ACTIVITIES:
     Net borrowings (repayments) under
       revolving loan agreement                    71,234          (253,567)
     Payments of long-term debt                   ( 7,181)         ( 88,543)
     Payment of dividends on preferred stock      (58,874)         ( 24,326)
                                             ------------      ------------

          Net cash provided by (used in)
            financing activities                    5,179         ( 366,436)
                                             ------------      ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS      (199,716)        ( 242,260)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      329,213           353,465
                                             ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR        $   129,497       $   111,205
                                             ------------      ------------
                                             ------------      ------------


                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             THREE MONTHS ENDED JANUARY 31,
                                             ------------------------------
                                                 1996              1995
                                             ------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
  INFORMATION:

     Cash paid for -

             Interest                           $ 39,011        $  100,368
                                             ------------      ------------

             Income taxes                       $      -        $       -
                                             ------------      ------------
NONCASH FINANCING ACTIVITIES:

     Conversion of Renaissance debt to
       preferred stock (Note 7)                 $      -        $1,600,000
                                             ------------      ------------
                                             ------------      ------------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED JANUARY 31, 1996


NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Global Environmental Corp. (formerly Affiliated National, Inc.) was incorporated on October 6, 1987. Effective August 1, 1988, Global
Environmental Corp. acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. (Global) (Note 2).

Danzer Industries, Inc. (Danzer), a wholly-owned subsidiary of Global, is principally engaged in the design, manufacture and installation of fabricated metal products. Products produced are normally based upon specifications received from customers. Danzer's revenues represent approximately 60% of the Company's total revenues and are generated throughout the United States. Rage, Inc. ("Rage"), a wholly-owned subsidiary of Global, is engaged in the business of engineering, and supplying pneumatic material handling systems (Note 2). Revenues from the Rage subsidiary represent approximately 40% of the Company's total revenues and are generated throughout the United States.

Effective June 20, 1989, Affiliated National, Inc. changed its name to Global Environmental Corp. Effective November 22, 1995 Danzer Metal Works Company changed its name to Danzer Industries, Inc.

The accompanying consolidated financial statements present the accounts of Global Environmental Corp. and its wholly-owned subsidiary. The entities are collectively referred to herein as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation.

The Company uses the equity method of accounting for a 49% owned interest in a joint venture. The original investment is recorded at cost, adjusted for the Company's share of undistributed earnings or losses. The operations of the joint venture are presently immaterial.

Summary of Significant Accounting Policies

REVENUE RECOGNITION

Revenues from the manufacture of sheet metal products and fabrications are generally recognized when products are shipped to the customer.

Contract revenues are recognized utilizing the percent-age of completion method of accounting. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provision for estimated losses on contracts are made during the period in which the Company first becomes aware that a loss on a contract is probable. Total estimated costs are periodically revised, if necessary, to reflect changes to the original contract and changes to total estimated contract costs based upon deviations of actual costs to date from original estimates and anticipated future deviations from such original estimates. The percentage of completion method relies heavily on the use of estimates and assumptions by management. Actual results of operations could differ from those estimates.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts," represents amounts billed in excess of revenues recognized.

                      GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE THREE MONTHS ENDED JANUARY 31, 1996


NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Summary of Significant Accounting Policies (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following components:

                                            JANUARY 31,           OCTOBER 31,
                                               1995                  1995
                                            -----------           -----------

      Raw materials and supplies            $  491,610              $585,473
      Work-in-process                          481,962               161,960
      Finished goods                            43,071               184,978
                                             ---------               -------
                                            $1,016,643              $932,411
                                             ---------               -------
                                             ---------               -------

Work-in-process and finished goods include purchased materials, direct labor and allocated overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment placed in service are depreciated on the straight-line method over the following estimated useful lives:

      Building and improvements              10 to 30 years
      Equipment                               5 to 20 years


CASH EQUIVALENTS

Cash equivalents consist of all highly liquid investments purchased with an original maturity of three months or less.

INCOME TAXES

The Company files a consolidated income tax return for Federal tax purposes. Global Environmental Corp., Global and each of Global's subsidiaries file separate state income tax returns. As discussed in Note 3, the Company adopted Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES," effective November 1, 1993.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED JANUARY 31, 1996



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a bank which, at various times during the year, exceeded the Federal Deposit Insurance Corporation limit.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, FASB issued Statement No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("Statement"). The Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Company has not determined the effect, if any, that this Statement will have on its financial position or results of operations.

In October 1995, FASB issued SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("Statement") which provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB No. 25). FASB encourages entities to adopt the fair value-based method but does not require adoption of this method. The Company anticipates that it will continue its current accounting policy; however, if adopted, SFAS No. 123 is not expected to have a material impact on its financial position or its results of operations.

Both of the above standards would be effective for the Company's fiscal year beginning November 1, 1996.

                  GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED JANUARY 31, 1996


NOTE 2.   OTHER ASSETS

In connection with the acquisition of Rage, certain other assets were purchased and valued as follows:

FAVORABLE LEASE TERMS

A lease agreement was entered into as of the date of the closing with the previous sole stockholder of Rage for the office, manufacturing and warehouse facilities. The Company determined that payments under this lease were $175,000 less in the aggregate than those for similar terms for similar space in the area. This amount was capitalized and amortized over five years, the term of the lease. The lease agreement expired December 31, 1993.

COVENANT NOT-TO-COMPETE

A covenant not-to-compete was entered into with the previous shareholder of Rage. This amount, valued at $200,000, was capitalized and amortized on a straight-line basis over five years, the term of the agreement. The agreement expired December 31, 1993.

GOODWILL

The purchase price in excess of the fair value of the net assets of Rage acquired was $105,446. This amount is being amortized over 20 years.

OTHER

Included in other assets as of October 31, 1995 and 1994 are certain deferred financing fees incurred in connection with the issuance of long-term debt.
In connection with the conversion of long-term debt, in December 1994, the Company wrote-off the related deferred financing fees.

NOTE 3.   NOTE PAYABLE

Effective May 28, 1993, Danzer entered into a loan and security agreement (the "Agreement") with Fremont Financial Corporation comprised of a revolving credit facility (the "Facility") and an equipment term loan (the "Term Loan"). The amount available under the Facility is based on a defined percentage of eligible accounts receivable and inventory. The Company had drawn $841,796 at January 31, 1996 which represented 56% of the amount available under the Agreement at that date. The maximum amounts available under the Facility and the term loan are $1,150,000 and $350,000, respectively. Borrowings under the Agreement accrue interest at prime plus 4.5% (13.25% at January 31, 1996). The Agreement was amended most recently on June 23, 1995, extending the term of the Agreement to January 31, 1997.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED JANUARY 31, 1996



NOTE 3.   NOTE PAYABLE (CONTINUED)

Under the terms of the Agreement, borrowings are collateralized by real estate and Danzer's accounts receivable, inventory and equipment. Borrowings are also guaranteed personally by the President of the Company, limited to a defined amount. The Agreement provides for certain restrictions including, but not limited to, that the Company shall not without prior consent of the lender: a) sell, lease, transfer, exchange or otherwise dispose of any assets except in the ordinary course of business; b) enter into any merger, consolidation, or acquisition of any other business organization; c)guaranty or otherwise become in any way liable with respect to the obligations of any third party; or d) change its owner ship by greater than 10%. The Agreement also restricts: payment of compensation and loans and advances to executives, officers, directors and certain others; capital expenditures to a specified level; and distributions to Danzer's Parent. For the period ended January 31, 1996 and the year ended October 31, 1995, the Company was in compliance with these covenants.

NOTE 4.   LONG-TERM DEBT

On April 25, 1991, the Company issued to Renaissance Capital Partners, Ltd. ("Renaissance") an unsecured 12-1/2% convertible debenture (the "1991 Debenture"), convertible into common stock, with a face value of $1,250,000.

On December 30, 1992, Global entered into a second unsecured 12-1/2% convertible debenture (the "1992 Debenture") with Renaissance for $350,000.

Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount of 1991 and 1992 debentures for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock. In addition, Renaissance agreed to exchange the accrued but unpaid interest on the Debentures through September 30, 1994, totaling $211,635 for a 10% Term Note (the "Term Note") originally due December 31, 1997. (Notes 6 and 7).

As a result of the conversion of the Renaissance Debentures effective December 31, 1994, the Company no longer has an obligation to meet the minimum financial standards and ratios under the terms of the Debentures. In addition, the 10% Term Note contains no covenant default provisions and a default occurs only for failure to pay principal or interest when due.

As of October 31, 1995, the Company had not paid interest in the approximate amount of $16,500 on the Term Note due to Renaissance and is therefore in default of the Term Note Agreement. As of October 31, 1995, the lender had waived its right to demand payment of the principal amount of the Term Note of $211,635 until December 31, 1996. The lender has not waived the payment of any past due or future quarterly interest payments.

In connection with the conversion, the Company wrote-off approximately $87,000 of related deferred financing costs in December 1994.

                 GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED JANUARY 31, 1996

NOTE 5.   LONG-TERM DEBT

          Maturities on long-term debt as of October 31, 1995 are as follows:

                            1996          $  195,061
                            1997           1,727,930
                            1998             136,491
                            1999              82,012
                                           ---------
                                          $2,141,494
                                           ---------
                                           ---------


NOTE 6.   FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS

The Company has experienced difficulty executing a portion of its backlog due to its shortage of working capital. The Company was required to supply a performance bond for approximately $167,000 related to the completion of a certain contract which occurred in the second quarter of its fiscal year ending October 31, 1994. The requirement is for a term of 24 months which will expire March 1, 1996, which will make the funds available. The Company satisfied the requirements of the performance bond by executing a letter of credit, which letter of credit is collateralized by a certificate of deposit (restricted cash) of $167,894. In addition, the Company's Danzer subsidiary is limited to making distributions of no more than 75% of its net cash flow (as defined) to the Company's parent, providing that Danzer maintains a minimum net worth, which net worth was not maintained at October 31, 1995 and January 31, 1996.

In the opinion of management, the Company's weakened financial condition has been caused by the weak economic climate which has negatively affected the capital goods market where the Company markets its products. It appears that the capital goods market improved somewhat in 1995, having a positive effect on the Company's 1995 results from operations. The backlog at the Company's Danzer subsidiary has been growing. However, the backlog at the Company's Rage subsidiary as of January 31, 1996 has decreased from its average level over the last few years which may adversely affect the Company's results of operations in fiscal 1996.

During the fourth quarter of fiscal 1993, the Company acquired the rights to manufacture and sell a product line consisting of utility truck bodies (Morrison) which is similar to a product currently manufactured by the Company. The Company has begun production of the line and has in place a sales force and distributor network to market the product. A portion of the sales of this product, generally approximating 5%, will be paid as a royalty to the seller of this product line to the Company. The Company anticipates increased Morrison sales in fiscal 1996, which should increase coverage of the Company's fixed manufacturing overhead.

                  GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED JANUARY 31, 1996

NOTE 6.   FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS (CONTINUED)

During the first quarter of fiscal 1994, the Company entered into a joint venture agreement (the "Agreement") with Cadema Corporation ("Cadema"). The joint venture has been capitalized by Cadema with $350,000 in cash and by Global with $1,000 in cash. The joint venture's principal objective is to provide the partners with current income by contracting for the design and installation of air pollution control equipment in its name in all areas of the world outside the United States and its territories. The term of the Agreement expires December 31, 1998, unless otherwise extended. Income or loss from the joint venture will be allocated 51% to Cadema and 49% to the Company. The Agreement allows Global, subject to certain conditions, to acquire Cadema's interest in the joint venture for 875,000 shares of Global common stock or $350,000 in cash or an amount equal to Cadema's capital account, whichever is greater, subject to certain antidilution provisions. The Agreement also allows for quarterly distributions of income and capital to the joint venture partners. The Company had borrowed approximately $364,000 from the joint venture as of October 31, 1995.

In September 1994, the Company completed a 10% Cumulative Convertible Senior Preferred Stock offering whereby 7,550 shares were issued. The Company realized $662,150 of net proceeds, after placement fees and expenses of approximately $93,000. The funds were used to expand the Company's new Morrison product line and provide working capital for overall business activity.

Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount of 1991 and 1992 convertible debentures for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock (Notes 5 and 7).

As of October 31, 1995, the Company was in compliance with the loan covenants with Fremont Financial Corporation and had received waivers of such noncompliance from the lender concerning the year ended October 31, 1994. In addition, the terms of the Loan and Security Agreement with Fremont were modified in 1995 and extend payment of principal until January 1997.

As of October 31, 1995, the Company was in default under the Term Note due to Renaissance (Note 5). The lender has waived its right to demand payment of the principal amount of the Term Note of $211,635 until December 31, 1996. (The original due date was December 31, 1997.) The lender did not waive any interest payments.

In addition, the terms of the mortgage debt of $354,866 on the Company's premises (which debt was in default as a result of nonpayment by the Company on its original due date of April 1, 1995) were modified in January 1996 and the maturity date extended until April 30, 1997.

In early February 1996, the Company's revolving loan payable to Fremont Financial Corporation was increased by $200,000. The increase enables the Company to borrow $200,000 in excess of their allowed borrowings under the revolving loan agreement (Notes 4 and 5) and provides additional working capital for overall business activity.

                  GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED JANUARY 31, 1996



NOTE 6.   FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS (CONTINUED)

In light of the Company's backlog at January 31, 1996, its projected cash flow from operations and the market for capital equipment, it is anticipated that the Company will be dependent on increased sales, higher profit margins and/or further infusions of capital in order to sustain its operations. The Company recognizes that the proceeds received from various equity offerings may not be sufficient to fund its current backlog and provide sufficient working capital for fiscal 1996. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1996, will be dependent upon the success of the Company's efforts to increase sales volume, as well as the profitability of new business. If it becomes likely that the Company is unable to meet its scheduled interest and principal payments on its debt securities, the Company may need to examine the restructuring of these instruments or the sale of certain assets to satisfy all or a portion of these outstanding liabilities.

If such efforts to increase the level of business and profitability and/or obtain an infusion of capital are unsuccessful, the Company may need to consider additional steps to reduce costs, generate working capital and improve operating efficiencies to sustain its operations. Such steps may involve the sale of certain assets, the consolidation of operating activities, the sale or discontinuance of a line of business, reductions in staff or other measures, the effect of which is the reduction of expenses, conservation of cash, and/or generation of working capital. The Company is also currently attempting to limit cash outlays, aggressively collect accounts receivable and channel all available resources into its sales function in order to continue all operations on the basis that it can further increase its backlog and sales revenue. The Company believes that the long-term prospects for the industries in which the Company operates are positive and therefore, offer Global opportunity for revenue growth. However, due to the unpredictable course of the U.S. economy, and the lack of environmental regulation enforcement, the realization of this revenue growth cannot be assured.

NOTE 7.   STOCKHOLDERS' EQUITY

On May 7, 1990, the Company's stockholders approved a stock option plan to issue both "qualified" and "non-qualified" stock options. Under the Plan, 800,000 options to purchase shares of the Company's common stock may be issued at the discretion of the Company's Board of Directors. The option price per share will be determined by the Company's Board of Directors, but in no case will the price be less than 85% of the fair value of the common stock on the date of grant. Options under the Plan will have a term of not more than ten years with accelerated termination upon the occurrence of certain events. As of October 31, 1995 there were 375,000 options outstanding. Exercise prices ranged from $.30 to $.48 per share with 200,000 options, 150,000 options and 25,000 options exercisable at $.30, $.35, and $.48 per share, respectively. At October 31, 1994, there were 305,000 options outstanding. Exercise prices at October 31, 1994 ranged from $.48 to $1.50 per share with 125,000 options, 30,000 options, 10,000 options, 100,000 options and 40,000 options exercisable at $.48, $.56, $1.19, $1.27, and $1.50 per share, respectively. No options have been exercised as of October 31, 1995. During the year ended October 31, 1995, 350,000 options were granted and 280,000 options were terminated. In connection with a legal settlement during 1994, the Company issued 30,770 shares of common stock, par value $.0001 per share, and warrants to purchase 75,000 shares of common stock through February 9, 1997 at $1.00 per share, subject to adjustment as defined.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1996


NOTE 7.   STOCKHOLDERS' EQUITY (CONTINUED)

In connection with a consulting agreement effective November 2, 1994, the Company issued warrants to purchase 100,000 shares of common stock through November 1, 1999 at $.50 per share, subject to adjustment as defined.

During 1994, Global Environmental Corp. completed a private placement offering by selling 7,550 shares of its 10,500 authorized shares of 10% Cumulative Convertible Senior Preferred Stock (the "10% Senior Preferred Stock") at a stated value of $100 per share. The Company raised $662,150, net of placement fees of $92,850 as a result of the offering. Commencing September 30, 1994, dividends are cumulative, payable quarterly in arrears at an annual rate of $10 per share. Total dividends declared during 1994 were $75,500, of which $28,794 were unpaid as of October 31, 1995. The 10% Senior Preferred Stock is voting and convertible into the Company's Common Stock, $.0001 par value, at $.50 per share subject to anti-dilution adjustment and is equivalent to approximately 1,510,000 common shares at October 31, 1995. The Senior Preferred Stock is subject to redemption, at a price of $100 per share plus accrued but unpaid dividends, at the option of the Company provided certain conditions are met. Effective April 30, 1995, the Company registered the shares of common stock issuable upon conversion of the Senior Preferred Stock under the Securities Act of 1933.

Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount of 1991 and 1992 Debentures (the "Debentures") (Note 5) for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock (the "Series B Stock"), par value $.001 per share, stated value $100 per share. The Company raised $1,511,319 net of legal and other costs of $88,681 incurred in connection with the offering. Commencing December 31, 1994, dividends are cumulative, payable quarterly in arrears at an annual rate of $10 per share. Total dividends declared during 1995 of $133,333 were payable as of October 31, 1995. The Series B Stock is voting and convertible into common stock at $.50 per share, subject to anti-dilution adjustment, and is equivalent to approximately 3,200,000 common shares, $.0001 par value, at December 31, 1994. The Series B stock is subject to redemption at a price of $100 per share plus accrued but unpaid dividends at the option of the Company, provided certain conditions are met.

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

                     GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

Global is made up of two wholly-owned subsidiaries. Danzer Industries, Inc. (Danzer) is principally engaged in the design, manufacture and installation of fabricated metal products. Rage, Inc. ("Rage") is engaged in the business of engineering, and supplying pneumatic material handling systems in the capital goods market.

RESULTS OF OPERATIONS

Global's sales revenues in the first quarter of fiscal 1996 were $2,643,178 compared to $2,701,757 for the same period last year, a decrease of 2.2%. Although the market is slow in most segments Global has such a small percentage of the market that our challenge is to compete more aggressively and steal market share. Steps also have been taken to reduce costs to match costs with expected revenues.

The Company's gross profit margin for the first quarter of fiscal 1996 decreased from 9.6% to 7.8%. The increase in margin from manufacturing operations (Danzer) was more than offset by the combined effect of a decrease in volume and margin from engineering and environmental operations (Rage).

Selling, general and administrative expenses increase $31,337 over the same period last year. The increase was planned in expectation of expanding Danzer's markets and revenue with additional attention to marketing and sales. The Company's ratio of selling, general and administrative costs expressed as a percentage of net sales was 18% for the first quarter vs. 16.4% for the same period last year vs. 15.3% in October 31, 1995. The Company continues to monitor its costs in an effort to improve this ratio.

Interest expense during the first quarter of fiscal 1996 decreased by $61,357 due to the conversion of convertible debentures to preferred stock December 31, 1994.

The Company's net loss after preferred dividends during the first quarter was $354,749, a decrease of $25,377 over the same period last year. The net loss was due to the decrease in revenue and unfavorable product mix.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents during the first quarter ended January 31, 1996 decreased by $199,716. This was caused by the net loss ($295,875) and billing in excess of cost (deposits) ($111,056) offset by an increase in accounts payable ($174,212). The decrease in the same period of prior year was $242,260 or $42,544 higher. Every effort is being made to receive favorable terms of payment from customers and to work closely with our vendors.

The Company has a working capital deficit of $169,279 at January 31, 1996 from a surplus of $85,733 at October 31, 1995. The working capital ratio decreased from 1.03 : 1.00 to 0.95 : 1.00. The Company's current cash position has led to tighter credit terms with some of its vendors.

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

In light of the Company's backlog at January 31, 1996, its projected cash flow from operations and the market for capital equipment, it is anticipated that the Company will be dependent on increased sales,

                 GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

higher profit margins and/or further infusions of capital in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1996, will be dependent upon the success of the Company's efforts to increase sales volume, as well as the profitability of new business. If it becomes likely that the Company is unable to meet its scheduled interest and principal payments on its debt securities, the Company may need to examine the restructuring of these instruments or the sale of certain assets to satisfy all or a portion of these outstanding liabilities.

If such efforts to increase the level of business and profitability and/or obtain an infusion of capital are unsuccessful, the Company may need to consider additional steps to reduce costs, generate working capital and improve operating efficiencies to sustain its operations. Such steps may involve the sale of certain assets, the consolidation of operating activities, the sale or discontinuance of a line of business, reductions in staff or other measures, the effect of which is the reduction of expenses, conservation of cash, and/or generation of working capital. The Company is also currently attempting to limit cash outlays, aggressively collect accounts receivable and channel all available resources into its sales function in order to continue all operations on the basis that it can further increase its backlog and sales revenue. The Company believes that the long-term prospects for the industries in which the Company operates are positive and therefore, offer Global opportunity for revenue growth. However, due to the unpredictable course of the U.S. economy, and the lack of environmental regulation enforcement, the realization of this revenue growth cannot be assured.

                  GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

Part II OTHER INFORMATION

ITEM 5    OTHER INFORMATION

      MANAGEMENT CHANGE.

Effective April 9, 1996 Lori Beer assumed the positions of President and Chief Executive Officer of Global Environmental, Danzer Industries, Inc. and Rage, Inc. This was as a result of the resignation of William V. Rice at the Global Board meeting on that date. Lori brings to Global and its subsidiaries, 36 years of management experiences improving the market position, product and service development, employee satisfaction, growth and profit, and most importantly, shareholder return on investment position of numerous companies. These companies have included manufacturing, engineering, environmental, computer and Defense industry organizations.

Vision and Corrective Action Plan:

A Global FY1998 Vision has been prepared which addresses what the Company will look like three (3) years from now. This plan describes products and services, management and marketing, technology development, employee satisfaction and financial performance. Of particular importance, an FY1996 Corrective Action Plan (CAP) has been prepared which addresses those items which when accomplished will allow Global to achieve its financial objectives. The CAP includes cost reduction, market and competitive edge, technology applications and specific financial targets.

      SALE OF RAGE SUBSIDIARY

On May 7, 1996 the Company signed a Letter of Intent to sell its Rage Inc.
(Rage) wholly-owned subsidiary to William V. Rice, former President and C.E.O., subject to Global Shareholder approval. In the transaction, Mr. Rice will transfer 517,000 shares of Global Common Stock owned by him to Global in exchange for 100% of the capital stock of Rage and other considerations. Global will also transfer title of Rage's executive offices to Rage subject to the existing mortgage indebtedness encumbering the facility.