Form 10-Q
period 1996-04-30
GLOBAL ENVIRONMENTAL CORP
filed 1996-06-19
CIK 825521

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C.  20549


                                    Form 10-Q


     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1996

                                       OR


     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission file number 0-17430


                           GLOBAL ENVIRONMENTAL CORP.

             (Exact name of registrant as specified in its charter)

                     New York                               13-3431486
          (State of other jurisdiction of                   (IRS Employer
           incorporation or organization)                   Identification No.)

          17500 York Road                                   21740
          Hagerstown, Maryland                              (Zip Code)
          (Address of principal executive offices)


                                 (301) 582-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X    NO
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
          Common Stock                                      April 30, 1996
          ------------                                      --------------

          $.0001 par value                                  2,465,144 shares

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                     INDEX



                                                                         PAGE(s)
                                                                         -------

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheets - April 30, 1996 and October 31, 1995.    3-4

      Consolidated Statements of Operations -
            Three Months and Six Months Ended April 30, 1996 and 1995        5
      Consolidated Statements of Cash Flows -
         Six Months Ended April 30, 1996 and 1995                           6-7

      Notes to Consolidated Financial Statements                           8-16

      Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          17-18


PART II - OTHER INFORMATION:                                              19-33

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     APRIL 30,     OCTOBER 31,
                                                       1996           1995
                                                    ----------     -----------

CURRENT ASSETS
   Cash and cash equivalents                        $  195,427     $  335,979
   Accounts receivable, less allowance for
    doubtful accounts of $58,965 and $38,409
    respectively                                     1,304,428        906,897
   Inventories                                         895,439        790,903
   Prepaid expenses and other                          124,537         61,549
                                                    ----------     ----------

      Total current assets                           2,519,831      2,095,328
                                                    ----------     ----------


PROPERTY, PLANT AND EQUIPMENT
   Land                                                 25,797         25,797
   Building and improvements                         1,370,328      1,370,328
   Equipment                                         2,418,108      2,383,102
                                                    ----------     ----------
                                                     3,814,233      3,779,227
   Less - accumulated depreciation and
    amortization                                    (2,109,546)    (2,015,605)
                                                    ----------     ----------

      Total property, plant and equipment, net       1,704,687      1,763,622
                                                    ----------     ----------


OTHER ASSETS                                            38,790         32,208
                                                    ----------     ----------

                                                    $4,263,308     $3,891,158
                                                    ----------     ----------
                                                    ----------     ----------


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     APRIL 30,     OCTOBER 31,
                                                       1996           1995
                                                    ----------     -----------

CURRENT LIABILITIES
   Current portion of long-term debt                $1,455,977      $ 182,061
   Accounts payable                                  1,256,225      1,044,159
   Accrued salaries and wages                          168,790        124,787
   Accrued expenses, other                             388,326        322,420
   Discontinued operations, liabilities net of
    assets                                              97,006         52,677
                                                    ----------     ----------


      Total current liabilities                      3,366,324      1,726,104
                                                    ----------     ----------

LONG-TERM DEBT, net of current portion                 880,258      1,604,567
                                                    ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.0001 per share;
      20,000,000 shares authorized; 2,465,144
      shares issued                                        247            247
   Preferred stock, $.001 par value;
      5,000,000 shares authorized; Class of 10%
      Cumulative Convertible Senior Preferred
      Stock, 10,500 shares authorized, 7,550
      shares issued and outstanding in 1996 and
      1995 (total of $662,150); Series B
      Cumulative Convertible Senior Preferred
      Stock, 16,000 shares authorized, issued
      and outstanding 1996 and 1995 (total of
      $1,511,319);                                   2,173,469      2,173,469
   Additional paid-in capital                        1,877,784      1,877,784
   Deficit                                          (4,034,774)    (3,491,013)
   Less: Treasury stock, 95,579 shares, at cost              -              -
                                                    ----------     ----------

      Total stockholders' equity                        16,726        560,487
                                                    ----------     ----------

                                                    $4,263,308     $3,891,158
                                                    ----------     ----------
                                                    ----------     ----------


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         ------------------              ----------------
                                                                              APRIL 30,                      APRIL 30,
                                                                              ---------                     ----------
                                                                        1996            1995          1996            1995
                                                                     -----------     ----------    -----------    -----------

NET SALES                                                             $2,142,063     $1,997,576     $3,699,664     $3,596,174
COST OF GOODS SOLD                                                     1,754,265      1,662,294      3,197,813      3,173,806
                                                                     -----------     ----------    -----------    -----------

  GROSS PROFIT                                                           387,798        335,282        501,851        422,366

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             263,996        206,737        540,290        390,944
                                                                     -----------     ----------    -----------    -----------

LOSS FROM OPERATIONS                                                     123,802        128,545    (    38,439)        31,422
                                                                     -----------     ----------    -----------    -----------

INTEREST EXPENSE, NET                                                (    66,944)    (   90,580)   (   106,731)   (   166,611)
OTHER INCOME                                                                   0         40,192
OTHER EXPENSE                                                        (    28,960)                  (    21,335)   (    53,330)
                                                                     -----------     ----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                  27,898         78,157    (   166,505)   (   188,519)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                           (   158,038)        30,637    (   259,510)   (    58,487)
                                                                     -----------     ----------    -----------    -----------

NET INCOME (LOSS)                                                    ($  130,140)    $  108,794    ($  426,015)   ($  247,006)
                                                                     -----------     ----------    -----------    -----------
                                                                     -----------     ----------    -----------    -----------


PER COMMON SHARE DATA:

  CONTINUING OPERATIONS                                              ($      .01)    $      .01    ($      .12)   ($      .11)
                                                                     -----------     ----------    -----------    -----------
                                                                     -----------     ----------    -----------    -----------

  DISCONTINUED OPERATIONS                                            ($      .07)    $      .01    ($      .10)   ($      .03)
                                                                     -----------     ----------    -----------    -----------
                                                                     -----------     ----------    -----------    -----------

  NET INCOME (LOSS)                                                  ($      .08)    $      .02    ($      .22)   ($      .14)
                                                                     -----------     ----------    -----------    -----------
                                                                     -----------     ----------    -----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                    2,465,144      2,369,565      2,465,144      2,369,565
                                                                     -----------     ----------    -----------    -----------
                                                                     -----------     ----------    -----------    -----------



     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 SIX MONTHS ENDED APRIL 30,
                                                                                               ------------------------------
                                                                                                  1996                1995
                                                                                               ----------          ----------

OPERATING ACTIVITIES:
  Net (Loss)                                                                                   ($ 426,015)         ($ 247,006)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                 93,942             100,800
     Write-off of deferred financing fees                                                              -               86,569
     Net (increase) decrease in non-cash current assets:
        Accounts receivable                                                                    (  397,531)         (  417,269)
        Inventories                                                                            (  104,536)         (   75,196)
        Prepaid expenses and other                                                             (   62,988)         (    8,884)
     Net increase (decrease) in non-debt current liabilities:
        Accounts payable                                                                          212,067             347,002
        Accrued salaries and wages                                                                 44,003              27,545
        Accrued expenses, other                                                                    65,906             117,720
     (Increase) decrease in other assets, net                                                  (    6,582)              8,630
     Discontinue operations, liabilities net of assets                                             44,329             249,962
                                                                                               ----------          ----------

        Net cash provided by (used in) operating activities                                    (  537,405)            189,873
                                                                                               ----------          ----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                                    (   35,006)         (   65,152)
                                                                                               ----------          ----------

        Net cash used in investing activities                                                  (   35,006)         (   65,152)
                                                                                               ----------          ----------

FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving loan agreement                                      628,871              33,489
  Payments of long-term debt                                                                   (   79,264)         (  123,770)
  Payment of dividends on preferred stock                                                      (  117,748)         (   91,085)
                                                                                               ----------          ----------

        Net cash provided by (used in) financing activities                                       431,859          (  181,366)
                                                                                               ----------          ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (  140,552)         (   56,645)

CASH AND CASH EQUIVALENTS BEGINNING                                                               335,979             348,599
                                                                                               ----------          ----------

CASH AND CASH EQUIVALENTS ENDING                                                                $ 195,427           $ 291,954
                                                                                               ----------          ----------
                                                                                               ----------          ----------



     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                  SIX MONTHS ENDED APRIL 30,
                                                                                                 ----------------------------
                                                                                                   1996               1995
                                                                                                 --------          ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Cash paid for -

          Interest                                                                               $ 96,731          $  149,427
                                                                                                 --------          ----------
                                                                                                 --------          ----------

          Income taxes                                                                           $      -          $        -
                                                                                                 --------          ----------
                                                                                                 --------          ----------

NONCASH FINANCING ACTIVITIES:

     Conversion of Renaissance debt to preferred stock (Note 7)                                  $      -          $1,600,000
                                                                                                 --------          ----------
                                                                                                 --------          ----------



     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1996

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Global Environmental Corp. (formerly Affiliated National, Inc.) was incorporated on October 6, 1987. Effective August 1, 1988, Global Environmental Corp. acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. (Global).

Danzer Industries, Inc. (Danzer), a wholly-owned subsidiary of Global, is principally engaged in the design, manufacture and installation of fabricated metal products. Products produced are normally based upon specifications received from customers. Danzer's revenues represents the Company's total revenues and are generated throughout the United States. Rage, Inc. ("Rage"), a wholly-owned subsidiary of Global, is engaged in the business of engineering, and supplying pneumatic material handling systems. Effective June 10, 1996 Rage Inc. was sold to William V. Rice. Balance sheet and operating results are reflected as discontinued operations.

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

DISCONTINUED OPERATIONS

Effective June 10, 1996 Rage was sold to William V. Rice. Assets, liabilities and operational results relating to the sale have been presented as discontinued operations. Revenue for the six month period was $1,118,583. Assets include accounts receivable of $370,974; inventory of $134,479; fixed assets, net of accumulated depreciation of $521,181. In exchange for the stock of Rage, the Company will receive 517,000 shares of Global stock, cancellation of both the employment and options contracts.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1996



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Summary of Significant Accounting Policies (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following components:

                                                    APRIL 30,     OCTOBER 31,
                                                    ---------     -----------
                                                      1996           1995
                                                    ---------     -----------

     Raw materials and supplies                     $528,168       $443,965
     Work-in-process                                 313,419        161,960
     Finished goods                                   53,852        184,978
                                                    --------       --------

                                                    $895,439       $790,903
                                                    --------       --------
                                                    --------       --------

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

INCOME TAXES

The Company files a consolidated income tax return for Federal tax purposes. Global Environmental Corp., Global and each of Global's subsidiaries file separate state income tax return. The Company adopted Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES," effective November 1, 1993.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1996



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

                     FOR THE SIX MONTHS ENDED APRIL 30, 1996



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



NOTE 3.   NOTE PAYABLE

Effective May 28, 1993, Danzer entered into a loan and security agreement (the "Agreement") with Fremont Financial Corporation comprised of a revolving credit facility (the "Facility") and an equipment term loan (the "Term Loan"). The amount available under the Facility is based on a defined percentage of eligible accounts receivable and inventory. The Company had drawn $1,274,000 at April 30, 1996 which represented 90% of the amount available under the Agreement at that date. The maximum amounts available under the Facility and the term loan are $1,150,000 and $350,000, respectively. Borrowings under the Agreement accrue interest at prime plus 4.5% (13.25% at April 30, 1996). The Agreement was amended most recently on June 23, 1995, extending the term of the Agreement to January 31, 1997. An extension to January 31, 1998 has been offered by Fremont. Management has not accepted this offer.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1996



NOTE 3.   NOTE PAYABLE (CONTINUED

Under the terms of the Agreement, borrowings are collateralized by real estate and Danzer's accounts receivable, inventory and equipment. Borrowings are also guaranteed personally by the former President of the Company, limited to a defined amount. The Agreement provides for certain restrictions including, but not limited to, that the Company shall not without prior consent of the lender:
a) sell, lease, transfer, exchange or otherwise dispose of any assets except in the ordinary course of business; b) enter into any merger, consolidation, or acquisition of any other business organization; c)guaranty or otherwise become in any way liable with respect to the obligations of any third party; or d) change its owner ship by greater than 10%. The Agreement also restricts: payment of compensation and loans and advances to executives, officers, directors and certain others; capital expenditures to a specified level; and distributions to Danzer's Parent. For the period ended April 30, 1996 and the year ended October 31, 1995, the Company was in compliance with these covenants.
 Fremont consented to the sale of Rage occurring June 10, 1996.

NOTE 4.   LONG-TERM DEBT

On April 25, 1991, the Company issued to Renaissance Capital Partners, Ltd. ("Renaissance") an unsecured 12 1/2% convertible debenture (the "1991 Debenture"), convertible into common stock, with a face value of $1,250,000.

On December 30, 1992, Global entered into a second unsecured 12 1/2% convertible debenture (the "1992 Debenture") with Renaissance for $350,000.

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

As of October 31, 1995 and April 30, 1996, the Company had not paid interest in the approximate amount of $16,500 on the Term Note due to Renaissance and is therefore in default of the Term Note Agreement. As of October 31, 1995 and April 30, 1996, the lender had waived its right to demand payment of the principal amount of the Term Note of $211,635 until December 31, 1997. The lender has not waived the payment of any past due or future quarterly interest payments.

In connection with the conversion, the Company wrote-off approximately $87,000 of related deferred financing costs in December 1994.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1996



NOTE 6.   LONG-TERM DEBT

          Maturities on long-term debt as of October 31, 1995 are as follows:

               1996                                   $   195,061
               1997                                     1,727,930
               1998                                       136,491
               1999                                        82,012
                                                       ----------
                                                       $2,141,494
                                                       ----------
                                                       ----------

NOTE 7.   FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS

The Company has experienced difficulty executing a portion of its backlog due to its shortage of working capital. The Company was required to supply a performance bond for approximately $167,000 related to the completion of a certain contract which occurred in the second quarter of its fiscal year ending October 31, 1994. The requirement is for a term of 24 months which expired March 1, 1996. The Company satisfied the requirements of the performance bond by executing a letter of credit, which letter of credit is collateralized by a certificate of deposit (restricted cash) of $167,894.

In addition, the Company's Danzer subsidiary is limited by Fremont Financial Corporation to making distributions of no more than 75% of its net cash flow (as defined) to the Company's parent. providing that Danzer maintains a minimum net worth, which net worth was not maintained at October 31, 1995 and April 30, 1996.

The backlog at the Company's Danzer subsidiary has been growing. However, the backlog at the Company's Rage subsidiary as of April 30, 1996 has decreased from its average level over the last few years which has. adversely affect the Company's results of operations in fiscal 1996. Effective June 10, 1996 Rage Inc. was sold to William V. Rice.


   During the fourth quarter of fiscal 1993, the Company acquired the rights, through a royalty agreement, to manufacture and sell a product line consisting of utility truck bodies (Morrison) which is similar to a product currently manufactured by the Company. The Company has begun production of the line and has in place a sales force and distributor network to market the product. A portion of the sales of this product, generally approximating 5%, will be paid as a royalty to the seller of this product line to the Company. The Company anticipates increased Morrison sales in fiscal 1996, which should increase coverage of the Company's fixed manufacturing overhead

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1996



NOTE 7.   FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS (CONTINUED)

During the first quarter of fiscal 1994, the Company entered into a joint venture agreement (the "Agreement") with Cadema Corporation ("Cadema"). The joint venture has been capitalized by Cadema with $350,000 in cash and by Global with $1,000 in cash. The joint venture's principal objective is to provide the partners with current income by contracting for the design and installation of air pollution control equipment in its name in all areas of the world outside the United States and its territories. The term of the Agreement expires December 31, 1998, unless otherwise extended. Income or loss from the joint venture will be allocated 51% to Cadema and 49% to the Company. The Agreement allows Global, subject to certain conditions, to acquire Cadema's interest in the joint venture for 875,000 shares of Global common stock or $350,000 in cash or an amount equal to Cadema's capital account, whichever is greater, subject to certain antidilution provisions. The Agreement also allows for quarterly distributions of income and capital to the joint venture partners. The Company had borrowed approximately $364,000 from the joint venture as of October 31, 1995 and April 30, 1996.

In September 1994, the Company completed a 10% Cumulative Convertible Senior Preferred Stock offering whereby 7,550 shares were issued. The Company realized $662,150 of net proceeds, after placement fees and expenses of approximately $93,000. The funds were used to expand the Company's new Morrison product line and provide working capital for overall business activity.

Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount of 1991 and 1992 convertible debentures for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock (Notes 4 and 6).

As of October 31, 1995 and April 30, 1996, the Company was in compliance with the loan covenants with Fremont Financial Corporation and had received waivers of such noncompliance from the lender concerning the year ended October 31, 1994. In addition, the terms of the Loan and Security Agreement with Fremont were modified in 1995 and extend payment of principal until January 1997.

As of October 31, 1995 and April 30, 1996, the Company was in default under the Term Note due to Renaissance. The lender has waived its right to demand payment of the principal amount of the Term Note of $211,635 until December 31, 1997. The lender has not waived any interest payments.

In addition, the terms of the mortgage debt of $354,866 on the Company's premises (which debt was in default as a result of nonpayment by the Company on its original due date of April 1, 1995) were modified in January 1996 and the maturity date extended until April 30, 1997. Such mortgage was assumed by Rage under the sale agreement closing June 10, 1996.

In early February 1996, the Company's revolving loan payable to Fremont Financial Corporation was increased by $200,000. The increase enables the Company to borrow $200,000 in excess of their allowed borrowings under the revolving loan agreement (Notes 4 ) and provides additional working capital for overall business activity.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1996



NOTE 7.   FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS (CONTINUED)

In light of the Company's backlog at April 30, 1996, its projected cash flow from operations and the market for capital equipment, it is anticipated that the Company will be dependent on increased sales, higher profit margins and/or further infusions of capital in order to sustain its operations. The Company recognizes that the proceeds received from various equity offerings may not be sufficient to fund its current backlog and provide sufficient working capital for fiscal 1996. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1996, will be dependent upon the success of the Company's efforts to increase sales volume, as well as the profitability of new business. If it becomes likely that the Company is unable to meet its scheduled interest and principal payments on its debt securities, the Company may need to examine the restructuring of these instruments or the sale of certain assets to satisfy all or a portion of these outstanding liabilities.

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

NOTE 8.   STOCKHOLDERS' EQUITY

On May 7, 1990, the Company's stockholders approved a stock option plan to issue both "qualified" and "non-qualified" stock options. Under the Plan, 800,000 options to purchase shares of the Company's common stock may be issued at the discretion of the Company's Board of Directors. The option price per share will be determined by the Company's Board of Directors, but in no case will the price be less than 85% of the fair value of the common stock on the date of grant. Options under the Plan will have a term of not more than ten years with accelerated termination upon the occurrence of certain events. As of October 31, 1995 there were 375,000 options outstanding. Exercise prices ranged from $.30 to $.48 per share with 200,000 options, 150,000 options and 25,000 options exercisable at $.30, $.35, and $.48 per share, respectively. No options have been exercised as of October 31, 1995 or April 30, 1996. During the year ended October 31, 1995, 350,000 options were granted and 280,000 options were terminated. In connection with a legal settlement during 1994, the Company issued 30,770 shares of common stock, par value $.0001 per share, and warrants to purchase 75,000 shares of common stock through February 9, 1997 at $1.00 per share, subject to adjustment as defined. Lori Beer was granted 600,000 options at April 9, 1996. Under this option agreement 200,000 options become available immediately, with 200,00 options becoming available on the April 9, 1997 and 1998.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1996



NOTE 8.   STOCKHOLDERS' EQUITY (CONTINUED)

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

The 10% Cumulative Convertible Preferred Stock and the Series B Stock require the Company to comply with certain affirmative and negative covenants including, but not limited to, the timely filing of financial statements. In addition, it limits the Company's ability to issue new indebtedness, issue other classes of preferred stock, pay dividends on the Company's common stock, purchase equity securities, increase executive compensation, enter into liens and acquire new businesses, among other items. The Company is also subject to registration requirements under certain circumstances. As of October 31, 1995 and April 30, 1996, the Company did not pay certain preferred dividends and as such the holders of the Series B Preferred Stock become entitled to vote as a separate class on certain significant matters.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

Global is made up of two wholly-owned subsidiaries. Danzer Industries, Inc. (Danzer) is principally engaged in the design, manufacture and installation of fabricated metal products. Rage, Inc. ("Rage") is engaged in the business of engineering, and supplying pneumatic material handling systems in the capital goods market. Effective April 30, 1996 Rage Inc. was sold to William V. Rice. Assets, liabilities and operational results relating to the sale have been presented as discontinued operations. The sale of Rage Inc. closed on June 10,1996.

RESULTS OF OPERATIONS

Global's sales revenues, from continuing operations, in the second quarter of fiscal 1996 were $2,142,063 compared to $1,997,576 for the same period last year, an increase of 7%. Six month revenue for the current period was $3,699,664 compared to $3,596,176 of last year, an increase of 2.9%. This is due to increased activity in both the truck body and air movement lines. Backlogs are steady and this trend is expected to continuing into the third quarter.

The Company's gross profit margin for the second quarter of fiscal 1996 was 18.1% compared to 16.8% for the same period last year, an increase of 7.7%. Six month gross profit margin for the current period was 13.6% compared to 11.7% of last year, an increase 16.2%. The increase in gross margin is related to the increase in revenue, absorption of fixed manufacturing overhead and increase in labor efficiency. Raw material cost was stable for the current six month period.

Selling, general and administrative expenses increased $57,259 for the second quarter and $149,346 for the six month period over the same periods last year. The increase in staffing and promotional expense was planned in expectation of expanding Danzer's markets and revenue with additional attention to marketing and sales. The Company's ratio of selling , general and administrative costs expressed as a percentage of net sales was 12.3% for the second quarter and 14.6% for the six month period compared to 10.3% and 10.9% of the same periods last year. The Company continues to monitor its costs in an effort to improve this ratio.

Interest expense during the second quarter and six months of fiscal 1996 decreased by $23,636 and $59,880 respectively over the same periods last year. The decrease was due to the conversion of Renaissance debentures to preferred stock.

Loss from discontinued operations reflect the operating loss of Rage which was $158,038 for the second quarter and $259,510 for the six months of fiscal 1996. The operating loss was caused by a significant decrease in revenue, reflecting a soft capital goods market. The sale price approximated book value and a material capital gain or loss on the transaction is not expected. The sale of Rage closed on June 10, 1996 and additional losses are not expected.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents during the six months of fiscal 1996 decreased by $140,552 compared to the decrease of $56,645 for the same period last year. The current period net loss of $426,015 was the most significant source of the decrease. Discontinued operations represented $256,510 of the net loss.

The Company has a working capital deficit of $749,487 at April 30, 1996 from a surplus of $421,901 at October 31, 1995. The Company reclassified loans to Fremont Financial Corporation totaling $1,274,000 from long-term to current due to the maturity date of January 31, 1997. Fremont has offered an extension to January 31, 1998. Management has not accepted this offer and negotiations are continuing. The Company's current cash position has led to tighter credit terms with some of its vendors.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

It is anticipated that additional working capital may be required in order to efficiently execute the Company's work in progress and backlog. The Company's weakened financial condition has, in turn, led to tighter credit terms with certain vendors and has therefore further strained the Company's working capital.

In light of the Company's backlog at April 30, 1996 and its projected cash flow from operations it is anticipated that the Company will be dependent on increased sales, higher profit margins and/or further infusions of capital in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1996, will be dependent upon the success of the Company's efforts to increase sales volume, as well as the profitability of new business. If it becomes likely that the Company is unable to meet its scheduled interest and principal payments on its debt securities, the Company may need to examine the restructuring of these instruments or the sale of certain assets to satisfy all or a portion of these outstanding liabilities.

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

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS                                              NONE

ITEM 2 CHANGE IN SECURITIES                                           NONE

ITEM 3 DEFAULTS UPON SENIOR SECURITIES                                NONE

ITEM 4 SUBMISSION OF MATTERS REQUIRING A VOTE OF SECURITY HOLDERS     NONE

ITEM 5 OTHER INFORMATION                                              NONE

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits

                                                  Incorporated by reference
Exhibit No.    Description                        or Filed herewith
- -----------    -----------                        -------------------------
   2.1         Common Stock Purchase Agreement    Filed herewith
               between William V. Rice
               and the Company
               dated May 21, 1996

   3(i)(a)     Certificate of Incorporation as    Incorporated by reference to
               amended through August 18, 1994    Exhibit 3(i) to Registrant's
                                                  Form 10-Q for the period ended
                                                  July 31, 1994

   3(i)(b)     Certificate of Amendment to        Incorporated by reference to
               Certificate of Incorporation       Exhibit 4.1 to Registrant's
               filed December 30, 1994            Form 8- K dated December 31,
                                                  1994

   3(ii)       By Laws                            Incorporated by reference to
                                                  Exhibit 3.3 to the
                                                  Registration Statement on Form
                                                  S-18 (No. 33-18636-NY) (the
                                                  "Registration Statement").

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

   4(c)        Certificate of                     Incorporated by reference to
               Amendment to Certificate           Exhibit 4.1 to Registrant's
               of Incorporation filed             Form 8-K dated December 31,
               December 30, 1994 (with terms      1994.
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

   10(g)       Loan and Security                  Incorporated by reference to
               Agreement dated                    Exhibit 10(h) to Form 10-K
               May 28, 1993 between               Report dated January 28, 1994.
               Danzer Metal Works Co.
               and Fremont Financial Corporation

   10(h)       Asset purchase                     Incorporated by reference to
               agreement dated                    Exhibit 10() to Form 10-K
               August 25, 1993 between            Report dated January 28, 1994.
               Morrison Industries L.P.
               and Global Environmental Corp.

   10(i)       Joint Venture                      Incorporated by reference to
               Agreement dated                    Exhibit 10(j) to Form 10-K
               December 31, 1993                  Report dated January 28, 1994.
               between Global Environmental
               Corp. and Cadema Corporation.

   10(j)       Equipment Purchase and             Incorporated by reference to
               Security Agreement dated           Exhibit 10(k) to Form 10-K
               September 17, 1993                 Report dated January 28, 1994.
               between U.S. Amada, Ltd.
               and The Danzer Metal Works Co.

   10(k)       Equipment Purchase and             Incorporated by reference to
               Security Agreement dated           Exhibit 10(l) to Form 10-K
               September 17, 1993                 Report dated January 28, 1994.
               between U.S. Amada, Ltd.
               and The Danzer Metal Works Co.

   10(l)       Equipment Purchase and             Incorporated by reference to
               Security Agreement dated           Exhibit 10(m) to Form 10-K
               September 17, 1993                 Report dated January 28, 1994
               between U.S. Amada, Ltd.
               and The Danzer Metal Works Co.

   10(m)       Purchase Agreement                 Incorporated by reference to
               dated December 31,                 Exhibit 99.1 to Registrant's
               1994 between Global                Form 8-K dated December 31,
               Environmental Corp. and            1994.

               Renaissance Capital
               Partners, Ltd. to exchange
               $1,600,000 of Convertible
               Debentures for 16,000 Series B
               Cumulative Convertible Senior
               Preferred Stock.

   10(n)       10% Term Note in                   Incorporated by reference to
               principal amount of                Exhibit 10(n) to Registrant's
               $211,635 due December 31, 1997.    Form 8-K dated December 31,
                                                  1994

   10(o)       Loan and Security Agreement        Filed herewith Exhibit 10(o)
               dated June 23, 1995 between
               Danzer Metal Works Co.
               and Fremont Financial Corporation

   10(p)       Mortgage Note and                  Filed herewith Exhibit 10(p)
               Mortgage Agreement
               dated January 25, 1996 of Global
               Environmental Corp.
               with Midlantic Bank

   21          List of Subsidiaries               Incorporated by reference to
                                                  Exhibit 22 to the October
                                                  31, 1989 Form 10-K.


   (b)  Reports on Form 8-K - None

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Global Environmental Corp.

                                        /s/  Lori Beer

Dated:  June 16, 1996                   By:
                                           -------------------------------
                                        President and
                                        Chief Financial Officer

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY


Exhibit No.    Description                        Sequentially numbered Page
- -----------    -----------                        --------------------------
   2.1         Common Stock Purchase Agreement                24
               between William V. Rice
               and the Company
               dated May 21, 1996

EXHIBIT NO 2.1

                         COMMON STOCK PURCHASE AGREEMENT

This Common Stock Purchase Agreement (the "Agreement") is made on May 22, 1996, by and between Global Environmental Corp., a New York corporation ("Global"), Global Environmental Holdings, Inc., a Delaware corporation ("Holdings") (Global and Holdings shall be referred to collectively in the remainder of this Agreement as "Global," except where specifically indicated to the contrary), Rage, Inc., a Delaware corporation ("Rage"), and William V. Rice ("Rice").

     WHEREAS, Global Environmental Corp. is a public company which operates its businesses through subsidiaries;

     WHEREAS, Holdings is a wholly-owned subsidiary of Global;

     WHEREAS, Rage is a wholly-owned subsidiary of Holdings;

     WHEREAS, Global Environmental Corp. and Global Environmental Holdings, Inc. desire to sell their subsidiary, Rage, and Rice desires to acquire Rage from Global Environmental Holdings, Inc. through the purchase of all the issued and outstanding capital stock of Rage upon the terms and conditions set forth in this Agreement; and

     NOW, THEREFORE, in consideration of the foregoing and the mutual promises, covenants, representations, and warranties herein contained, and intending to be legally bound, the parties hereby agree as follows:

     1. SALE OF RAGE BY GLOBAL. In reliance upon the representation and warranties contained and subject to the terms and conditions hereof, and in consideration of the transfer of assets described in paragraph 2, Global will assign and deliver to Rice, and Rice will acquire from Global, at the Closing, the following:

               (a) Forty-five (45) shares of common stock of Rage, representing all the issued and outstanding shares of Rage (the "Rage Stock") (assigned value of $100,000);

               (b) The real property and improvements, commonly referred to as Bedminster Industrial Park, Unit One, Apple Tree Lane, Township of Bedminster, Bucks County, Pennsylvania (the "Real Property"). The transfer of said property shall be accomplished and set forth in a separate Agreement of Sale for Real Estate ("Real Estate Sale Agreement"), a copy of which is attached hereto as Exhibit A (assigned value of $500,000);

               (c)  $104,600, payable as follows:

                    (i) Twenty-six (26) equal payment of $2,100 each, to be paid by Global to Rice on a bi-weekly basis, commencing May 17, 1996 and continuing bi-weekly thereafter until paid in full;

                    (ii)    $25,000 paid by Global on May 10, 1996;

                    (iii)   $25,000 to be paid by Global May 25, 1996.

          2. PURCHASE BY RICE. In reliance upon the representation and warranties of Global contained herein, and subject to the terms and conditions hereof, and in consideration of the transfer of assets described above in paragraph 1, Rice shall deliver the following to Global at Closing:

                    (a) 517,000 shares of Common Stock of Global representing all of the common shares owned by Rice and all the right, title, and interest in Global (the "Global Stock") (assigned value of $105,000);

                    (b) All securities representing all of Rice's employee stock options and/or any derivative rights relating to Global and its subsidiaries, other than Rage (the "options") (upon execution of this Agreement, all these derivative rights shall be canceled);

                    (c) Release by Rice of all amounts payable to Rice under the terms of the Employment Agreement by and between Rice and Global Environmental Corp., dated April 16, 1991 (assigned value of $145,000). Upon execution of this Agreement, said Employment Agreement shall be canceled, and Rice's employment with Global Environment Corp. shall terminate.

                    (d) Assumption by Rice of all mortgage debt on the Real Property (approximately $350,000).

          3. CLOSING. The purchase and sale of the assets described above in paragraphs 1 and 2, and the execution of the Real Estate Sale Agreement, and the delivery of the documents and the performance of the other matters described in paragraphs 1, 2, 4 and 5 hereof, shall take place at the offices of Global, Bedminster Industrial Park, Unit One, Apple Tree Lane, Township of Bedminster, Bucks County, Pennsylvania, on May 22, 1996, or at any later date mutually agreed upon by Rice and Global. The closing is referred to in this Agreement as the "Closing". The agreed upon date of the closing is referred to in this Agreement as the "Closing Date".

          4. DOCUMENTS TO BE DELIVERED BY GLOBAL. At the Closing, Global shall deliver to Rice the following documents:

                    (a) any certificate or certificates and stock powers as
               shall be necessary to convey and vest in Rice all Global's right, title, and interest in and to all of the Rage Stock;

                    (b) The executed Real Estate Agreement of Sale and other
               documents as shall be necessary to convey and vest in Rice all of Global's right, title, and interest to the property commonly referred to as Bedminster Industrial Park, Unit One, Apple Tree Lane, Township of Bedminster, Bucks County, Pennsylvania.

          5. DOCUMENTS TO BE DELIVERED BY RICE. At the Closing, Rice shall deliver to Global the following:

                    (a) 517,000 shares of Common Stock of Global, represented by such stock certificate or certificates and/or stock powers as shall be necessary to convey and vest in Global all the Global Stock;

                    (b) all certificates or other securities evidencing all the Options and any securities powers as shall be necessary to convey and/or cancel the Options;

                    (c) all original signature copies of Rice's employment contract, which shall be marked "Canceled" at the Closing and initialed by Rice and Global.

          6. REPRESENTATION AND WARRANTIES BY GLOBAL. Global represents and warrants to Rice as follows:

                    (a) CORPORATE STATUS. Global Environmental Corp. and Global Holdings, Inc. are corporations duly organized, validly existing, and in good standing under the laws of the State of New York and Delaware, respectively, with full corporate power and authority to carry on their businesses, as now conducted at 17500 York Road, Hagerstown, MD, 21740. Global Environmental Corp. owns 100% of the issued and outstanding shares of capital stock of Global Environment Holdings, Inc. and Global Environmental Holdings, Inc. owns 100% of the issued and outstanding stock of Rage, Inc.

                    (b) AUTHORITY OF THE AGREEMENT. The Board of Directors of Global Environmental Corp., and the Board of Directors of Global Environmental Holdings, Inc. have unanimously approved the sale of Rage and has instructed the Secretary to deliver a proxy statement to Global's common shareholders calling for a special to ratifying this transaction. Global anticipates holding this meeting on or around July 22, 1996. The Board of Directors of Global has given the requisite authority to Lawrence Beer to negotiate and execute all documents relating to this transaction. Upon ratification by the common shareholders of Global, this Agreement shall constitute the valid and legally binding obligation of Global, enforceable against Global in accordance with its terms, except to the extent, if any, that such enforceability may be limited by bankruptcy, insolvency, reorganization, or other laws affecting the enforcement of creditors' rights generally, now or hereafter in effect and subject to the application of equitable principles and the availability of equitable remedies. The execution, delivery, and performance of this Agreement and the other instruments and agreements to be executed, delivered, and performed by Global pursuant hereto and the consummation of the transaction contemplated hereby and thereby by Global do not and will not, with or without the giving of notice and/or the passage of time, violate or conflict with or result in a breach or termination of any provision of, or constitute a default under, any order, judgment, decree, statute, regulation, contract, agreement, or other restriction of any kind or description to which Global may be bound.

                    (c) STOCK OWNERSHIP. Global Environmental Corp. is the lawful record and beneficial owner of 100% of the issued and outstanding capital stock of Global Environmental Holdings, Inc. and Global Environmental Holdings, Inc. is the lawful record and beneficial owner of 100% of the issued and outstanding capital stock of Rage and the Rage Stock is free of all security interests, liens, encumbrances, claims, pledges, rights, or any obligations of any kind, except for the lien filed by Patriot Funding as more fully described in the UCC-1 filed by Patriot Funding. Global has the full right, power, and authority to sell the Global Stock pursuant to the terms and conditions of this Agreement, to the effect that Rice, immediately after the Closing, shall be the lawful record and beneficial owner of Rage Stock, which, as of the date hereof, shall comprise 100% of the issued and outstanding Common Stock of Rage and shall be free of all encumbrances, except as otherwise described herein and except as may arise from acts or omissions of Rice.

                    (d) COMPLETE TRANSFER. As evidenced by the transfer of all the Rage Stock, Global is conveying all assets owned or associated with Rage, and all liabilities associated with Rage, both those asserted and those nonasserted, as listed to the greatest extent possible on Exhibit B.

                    (e) CAPITALIZATION OF RAGE. Rage is authorized by its Article of Incorporation to issue 1000 shares, no par value, all of which are of the same class and all of which are to be designated as Common Stock. Rage has no authorized, issued or outstanding shares of preferred stock.

          7. REPRESENTATION AND WARRANTIES OF RICE. Rice represents and warrants to Global as follows:

               (a) INDIVIDUAL STATUS. Rice is an individual living at 4895 Gloucester, Doylestown, Pennsylvania, 18901.

               (b) AUTHORITY FOR AGREEMENT. Rice has the power and authority to execute and deliver this Agreement and to carry out its obligations hereunder. Rice owns all of the securities being transferred pursuant to this Agreement, owns the securities individually, and does not own any of these securities in common with any other individual, including, but not limited to, his spouse. This Agreement constitutes a valid and legally binding obligation of Rice, enforceable against Rice in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, reorganization, or other laws affecting the enforcement of creditors' rights generally now or hereafter in effect and subject to the application of equitable principles and the availability of equitable remedies.

               (c) COMPLETE TRANSFER. As evidenced by the transfer of all Global Stock, Rice is conveying all assets owned or associated with Global, and all liabilities owned or associated with Global, both those asserted and those nonasserted, as listed to the greatest extent possible in Exhibit B.

               (d) STOCK OWNERSHIP. Rice is the lawful record and beneficial owner of 517,000 shares of Common Stock of Global, and has an option
          or a derivative right in                 additional shares of Global
          Common Stock. These securities are free and clear of any and all security interest, liens, encumbrances, claims, pledges, rights, charges, escrows, options, rights of first refusal, contracts, commitments, understandings and obligations of any kind. Rice has the full right, power, and authority to sell the Stock to be transferred by him pursuant to the terms and conditions of this Agreement, and these securities represent 100% of Rice's ownership interest in Global. Immediately after the Closing, Global shall be the lawful and beneficial owner of 517,000 shares of Global, free and clear of any and all security interests, liens, encumbrances, claims, pledges, rights, charges, escrows, options, rights of first refusal, contracts, commitments, understandings or obligation of any kind, except as may arise from acts or omissions of Global. The execution, delivery, and performance of this Agreement and the other instruments and agreements to be executed, delivered, and performed by Rice pursuant hereto, and the consummation of the transaction contemplated hereby and thereby do not and will not, with or without the giving of notice and/or the passage of time, violate or conflict with or result in a breach or termination of any provision of, or constitute a default under, any order, judgment, decree, stature, regulation, contract, agreement, or any other restriction of any kind or description to which Rice is a party or by which Rice may be bound. Rice acknowledges that he was the founder of Global and its predecessor companies and is fully aware of the financial conditions of both Global and Rage, and that until April 9,1996, Rice held the position of President and member of the Board of Directors. Rice acknowledges that Global makes no representations or warranties as to the present or future financial health of Rage.

               (e) RESTRICTED SECURITIES. Rice understands that the stock of Rage is not registered under the Securities Act on the grounds that the sale provided for in this Agreement is exempt from registration under the Securities Act, pursuant to Section 4.2 thereof. The Shares are and will be "restricted securities," as the term is defined in Rule 144 of the Rules and Regulations promulgated under the Act. The Shares may not be sold or otherwise transferred unless they first have been registered under the Act and all applicable state securities laws, or unless exemptions from such registration provisions are available with respect to said resale or transfer. Global's reliance on such exemption is predicated in part on Rice's representation that he is an "Accredited Investor". The term "Accredited Investor" as used herein shall be defined pursuant to the Rules and Regulations of the SEC.

               (f) EXEMPTIONS. Rice understands that the Shares are being offered and sold in reliance on specific exemptions from the registration requirements of United States Federal and State securities laws and that the Company is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments, and understandings of Rice set forth herein in order to determine the applicability of such exemptions and the suitability of Rice to acquire the Shares, and Rice acknowledges that it is solely Rice's responsibility to satisfy himself as to the full observance by this offering and the sale of the Shares.

               (g) LEGENDS. Rice's stock certificates, representing all shares of Rage owned by Rice, shall be endorsed with the legends set forth below:

                    (6)  The following legend under the Securities Act:

                    "THE SHARES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED, OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER SUCH ACT, OR UNLESS THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL OR OTHER EVIDENCE, SATISFACTORY TO THE COMPANY AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED."

                    (7) Any legend imposed or required by the Company's Bylaws or applicable state securities laws.

               (h) RECEIPT OF INFORMATION. Rice acknowledges that he has had extensive access to all relevant information necessary to his consideration of whether or not this transaction is appropriate for him. Rice represents that he is experienced in evaluating these types of transactions, that he can bear the economic risk of such a transaction, and that he possesses such knowledge and experience in financial and business matters as to render him capable of evaluating the merits and risks of the transaction.

               (ii) CAPITALIZATION. Rice warrants that Global Environmental Corp. owns 100% of the issued and outstanding shares of capital stock of Global Environment Holdings, Inc. and Global Environmental Holdings, Inc. owns 100% of the issued and outstanding stock of Rage, Inc.

               (a) VOTE OF STOCK. Rice agrees to vote all his shares held in Global in favor of the transaction contemplated herein.

               (k) CONFIDENTIALITY. Rice agrees not to approach Morrison Industries, Inc., or Buffalo Ventures for the purpose of obtaining a license to make truck bodies or to obtain truck bodies from Morrison for period of two (2) years from the date of this Agreement.

          8.   CONDITIONS TO EFFECTIVENESS OF TRANSACTIONS.

               (a) Board of Director and Shareholder approval by Global is a condition precedent;

               (b) Renaissance Capital Partners, Ltd. must give a signed letter to the parties of this transaction that it will agree to vote all of its shares held in Global in favor of the transaction contemplated herein;

               (c)  The Real Estate Sale Agreement must be executed;

               (d) All inter-company transaction (debit and credits) shall have been canceled prior to Closing; and

               (e)  Assumption by Rice of the lease on his personal automobile.



          9. TAX ASPECTS OF THE TRANSACTION. Global shall be responsible for taxes incurred by Rage for all periods prior to the Closing. Rice shall be responsible for all taxes incurred by Rage in periods beginning after the Closing. Any taxes incurred in the transfer of the Real Property shall be paid equally by Rice and Global. Rice shall be allocated the corresponding Net Operating Loss carry forward applicable to Rage, less any taxes incurred by Rage by the cancellation of inter-company accounts.

          10. RELEASE BY RICE. Rice does hereby, and for anyone claiming by or through or under him, fully remise, release, acquit, and forever discharge Global and any subsidiary or affiliated corporation, their partners, agents, lenders, employees, stockholders, directors, officers, successors and assigns, jointly and severally (collectively, "Released Parties"), of any from any and all rights, claims, demands, actions, and causes of action, of any nature whatsoever, whether arising at law or in equity, including accrued vacation or sick leave and travel expenses, which Rice may have had, may now have, or may hereafter have, against the Released Parties by reason of any matter, cause, happening or thing occurring prior to and including the date of this Agreement. It is intended by Rice by this Agreement to forever remise, acquit, waiver, release and forever discharge the Released Parties from all claims, demands for losses, injuries, and damages, rights known or unknown, direct or indirect, arising from the aforementioned described matters, and from any other matter occurring prior to the date of this Agreement, it being understood that all rights which Rice or any person who claims by, through, or under him may have against Released Parties shall be forever barred from bringing or asserting the same in their own name or names, jointly with or through any person, natural or corporate, for or upon or by reason of any act, matter, transaction, cause or thing whatsoever. In addition, Rice hereby agrees to refrain at all times from any defamation, libel, or slander of the Company and any of its officers or directors.

          11. RELEASE BY GLOBAL. Global does hereby, and for anyone claiming by or through or under it, fully remise, release, acquit, and forever discharge Rice, Rage and any subsidiary or affiliated corporation, their partners, agents, lenders, employees, stockholders, directors, officers, successors and assigns, jointly and severally (collectively, "Released Parties"), (the "Released Parties"), of any from any and all rights, claims, demands, actions, and causes of action, of any nature whatsoever, whether arising at law or in equity, which Global may have had, may now have, or may hereafter have, against the Released Parties by reason of any other matter, cause, happening or thing occurring prior to and including the date of this Agreement. Global intends, by this Agreement, to forever remise, acquit, waive, release, and forever discharge the Released Parties from all claims, demands for losses, injuries and damages, rights known or unknown, direct or indirect, arising from the aforementioned described matters, and from any other matter occurring prior to the date of this Agreement, it being understood that all rights which Global or any person who claims by, through, or under it may have against the Released Parties shall be forever barred from bringing or asserting the same in their own name or names, jointly with or through any person, natural or corporate, for or upon or by reason of any act, matter, transaction, cause or thing whatsoever. In addition, Global hereby agrees to refrain at all times from any defamation, libel or slander of the Released Parties.

          12.  INDEMNIFICATION.

               (a) From time to time, and after the date hereof, Global will indemnify and hold harmless Rice against any and all liability, damage, deficiency, loss, cost, or expense (including reasonable attorneys' fees and expenses) that are based upon or that arise out of any misrepresentation or breach of any warranty or agreement made by Global herein. Global agrees to indemnify Rage against any and all claims and liabilities of Global asserted against Rage.

               (b) From and after the date hereof, Rice will indemnify and hold harmless Global against any and all liability, damage, deficiency, loss, cost, or expense (including reasonable attorneys' fees and expenses) that are based upon or that arise out of any warranty or agreement made by Rice herein. Rice agrees to indemnify Global against any and all claims and liabilities of Rage asserted against Global.

               (c) Each party entitled to indemnification under this Agreement (the "Indemnified Party") shall give notice to the party required to provide indemnification (the "indemnifying Party") promptly after each indemnified Party has actual knowledge of any third-party claim as to which indemnity may be sought, and shall permit the Indemnifying Party (at its expense) to assume the defense of any claim or any litigation resulting therefrom; PROVIDED that counsel for the Indemnifying Party who shall conduct the defense of such claim or litigation, shall be reasonably satisfactory to the Indemnified Party, and the Indemnified Party may participate in such defense, but only at such Indemnified Party's expense; and PROVIDED FURTHER that the omission by any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its indemnification obligations under this Agreement except to the extent that the omission results in a failure of actual notice to the Indemnifying Party and such Indemnifying Party is damaged as a result of the failure to give notice. No Indemnifying Party, in the defense of such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability with respect to such claim or litigation. In the event that the Indemnifying Party does not accept the defense of any matter as above provided, the Indemnified party shall have the full right to defend against any such claim or demand, and shall be entitled to settle or agree to pay in full such claim or demand in its sole discretion. In any event, Global and Rice shall cooperate in the defense of such action and the records of each shall be available to the other with respect to such defense.

          13. SEVERABILITY. If any provision of this Agreement shall be held or deemed to be or shall, in fact, be inoperative or unenforceable as applied to any particular case because it conflicts with any other provision or provisions hereof or any constitution or statute or rule of public policy, or for any other reason, such circumstances shall not have the effect of rendering the provision in question inoperative or unenforceable in any other case or circumstance, or of rendering any other provision or provisions herein contained invalid, inoperative, or unenforceable to any extent whatever. The invalidity of any one or more phrases, sentences, clauses, section, or subsections of this Agreement shall not affect the remaining portions of this Agreement.

          14. FURTHER ASSURANCES. At any time, and from time to time after the Closing, each party shall, without further consideration, execute and deliver to the other party such other instruments of transfer and assumption, and shall take such other actions as the other party may reasonably request to carry out the transfers contemplated by this Agreement.

          15. MISCELLANEOUS. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. This Agreement constitutes the entire agreement of the parties and supersedes all prior agreements and understandings, both written and oral, among the parties with respect of the subject matter hereof and may not be modified or amended except in writing signed by both parties hereto. This Agreement may be executed in several counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same instrument. this Agreement shall be governed in all respects, including validity, interpretation, and effect, by the laws of the Commonwealth of Pennsylvania, applicable to contracts made and to be performed in Pennsylvania. This agreement shall be binding upon and inure to the benefit of and be enforceable by the successors and assigns of the parties hereto. This Agreement shall not be assignable by either party without the prior written consent of the other, such consent not to be unreasonably withheld. The rights and obligations contained in this Agreement are solely for the benefit of the parties hereto and are not intended to benefit or be enforceable by any other party, under the third party beneficiary doctrine or otherwise. All representations and warranties made by Rice and Global herein shall survive delivery of the securities and the execution of this Agreement.

          All matters affecting the interpretation, form, validity, enforcement and performance of this Agreement shall be decided under the laws of the Commonwealth of Pennsylvania and in a forum located in Bucks County, Pennsylvania. Both parties consent to the jurisdiction of the Federal Court for the Eastern District of Pennsylvania with respect to any claims or litigation arising out of this Agreement. Any and all disputes concerning the rights and obligation of the parties hereto shall be resolved by binding arbitration under the supervision of three (3) arbitrators appointed under and pursuant to the rules of the American Arbitration Association.

          16.  PENNSYLVANIA SECURITY LAWS:

          RICE AGREES TO COMPLY WITH THE PROVISIONS OF THE PENNSYLVANIA SECURITIES LAWS WITH RESPECT TO THE RAGE STOCK BEING ACQUIRED PURSUANT TO THE TERMS OF THIS AGREEMENT.

          UNDER PROVISION OF THE PENNSYLVANIA SECURITIES ACT OF 1972 (THE "1972 ACT"), EACH PENNSYLVANIA RESIDENT SHALL HAVE THE RIGHT TO WITHDRAW HIS ACCEPTANCE WITHOUT INCURRING ANY LIABILITY TO THE SELLER, UNDERWRITER (IN ANY) OR ANY OTHER PERSON, WITHIN TWO BUSINESS DAYS FROM THE DATE OF RECEIPT BY THE ISSUER OF HIS WRITTEN BRINGING CONTRACT OF PURCHASE OR IN THE CASE OF A TRANSACTION IN WHICH THERE IS NO WRITTEN BINDING CONTRACT OF PURCHASE, WITHIN TWO BUSINESS DAYS AFTER HE MAKES THE INITIAL PAYMENT FOR THE SECURITIES BEING OFFERED. TO ACCOMPLISH THIS WITHDRAWAL, A SUBSCRIBER NEED ONLY SEND A LETTER OR TELEGRAM TO THE SELLING AGENT AT THE ADDRESS SET FORTH IN THE TEXT OF THE MEMORANDUM, INDICATING HIS OR HER INTENTION TO WITHDRAW. SUCH LETTER OR TELEGRAM SHOULD BE SENT OR POSTMARKED PRIOR TO THE END OF THE AFOREMENTIONED SECOND BUSINESS DAY. IT IS PRUDENT TO SEND SUCH LETTER BY CERTIFIED MAIL, RETURN RECEIPT REQUESTED, TO ENSURE THAT IT WAS RECEIVED AND ALSO TO EVIDENCE THE TIME WHEN IT WAS MAILED. IF THE REQUEST IF MADE ORALLY (IN PERSON OR BY TELEPHONE, TO THE SELLING AGENT AT THE NUMBER LISTED IN THE TEXT OF THE MEMORANDUM), A WRITTEN CONFIRMATION THAT THE REQUEST HAS BEEN RECEIVED SHOULD BE REQUESTED.

          The parties have duly executed this Agreement as of the date first above written.


                              GLOBAL ENVIRONMENTAL CORP.

                              By:
                                 --------------------------------
                                   Lawrence Beer
                                   President


                              GLOBAL ENVIRONMENTAL HOLDINGS, INC.

                              By:
                                 --------------------------------
                                   Lawrence Beer
                                   President

                              WILLIAM V. RICE

                              By:
                                 --------------------------------
                                    William V. Rice
                                    Individually


I, Leonora C. Rice, understand that this contract transfers legal title to securities and assets that I may have an ownership interest in based on community property laws. I hereby consent to this contract and shall be legally bound by its terms and conditions.

                              By:
                                 --------------------------------
                                   Leonora C. Rice