Form 10-Q
period 1996-07-31
GLOBAL ENVIRONMENTAL CORP
filed 1996-09-19
CIK 825521

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C.  20549


                                    Form 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

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

               YES   X             NO
                  -----                    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
          Common Stock                       July 31, 1996
          ------------                       -------------
          $.0001 par value                   2,465,144 shares

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                      INDEX




                                                                         PAGE(s)
                                                                         -------

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

          Consolidated Balance Sheets - July 31, 1996 and
             October 31, 1995.                                              3 -4

          Consolidated Statements of Operations -
               Three Months and Nine Months Ended July 31, 1996
               and 1995                                                        5

          Consolidated Statements of Cash Flows -
               Nine Months Ended July 31, 1996 and 1995                      6-7

          Notes to Consolidated Financial Statements                        8-16

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         17-18


PART II - OTHER INFORMATION:                                               19-31

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



     ASSETS

                                                   JULY 31,      OCTOBER 31,
                                                     1996           1995
                                                   --------      -----------

CURRENT ASSETS
  Cash and cash equivalents                       $  162,340     $  335,979
  Accounts receivable, less allowance for
    doubtful accounts of $66,599 and $38,409
    respectively                                   1,513,034        906,897
  Inventories                                        991,497        790,903
  Prepaid expenses and other                         198,416         61,549
                                                  ----------     ----------

          Total current assets                     2,865,287      2,095,328
                                                  ----------     ----------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                25,797         25,797
  Building and improvements                        1,385,502      1,370,328
  Equipment                                        2,426,217      2,383,102
                                                  ----------     ----------
                                                   3,837,516      3,779,227
  Less - accumulated depreciation and
  amortization                                    (2,150,891)    (2,015,605)
                                                  ----------     ----------

          Total property, plant and equipment,
           net                                     1,686,625      1,763,622
                                                  ----------     ----------


OTHER ASSETS                                          38,790         32,208
                                                  ----------     ----------
                                                  $4,590,702     $3,891,158
                                                  ----------     ----------
                                                  ----------     ----------


  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   JULY 31,      OCTOBER 31,
                                                     1996           1995
                                                   --------      -----------

CURRENT LIABILITIES
  Current portion of long-term debt               $1,578,669     $  182,061
  Accounts payable                                 1,634,007      1,044,159
  Accrued salaries and wages                         132,876        124,787
  Accrued expenses, other                            507,169        322,420
  Discontinued operations, liabilities net of
    assets                                                           52,677
                                                  ----------     ----------

    Total current liabilities                      3,852,721      1,726,104
                                                  ----------     ----------

LONG-TERM DEBT, net of current portion               822,722      1,604,567
                                                  ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $.0001 per share;
    20,000,000 shares authorized; 2,465,144
    shares issued                                        247            247
  Preferred stock, $.001 par value;
    5,000,000 shares authorized; Class of 10%
    Cumulative Convertible Senior Preferred
    Stock, 10,500 shares authorized, 7,550
    shares issued and outstanding in 1996 and
    1995 (total of $662,150); Series B
    Cumulative Convertible Senior Preferred
    Stock, 16,000 shares authorized, issued and
    outstanding 1996 and 1995( total of
    $1,511,319);                                   2,173,469      2,173,469
  Additional paid-in capital                       1,877,784      1,877,784
  Deficit                                         (4,043,181)    (3,491,013)
  Less: Treasury stock, 612,579 shares, at cost   (   93,060)            -
                                                  ----------     ----------

    Total stockholders' equity                    (   84,741)       560,487
                                                  ----------     ----------

                                                  $4,590,702     $3,891,158
                                                  ----------     ----------
                                                  ----------     ----------


  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             ------------------                      -----------------
                                                                  JULY 30,                                JULY 30,
                                                                  --------                                --------
                                                          1996                1995                1996                1995
                                                       ----------          ----------          ----------          ----------

NET SALES                                              $2,307,276          $2,117,945          $6,006,940          $5,714,119
COST OF GOODS SOLD                                      1,863,549           1,747,144           5,061,362           4,920,952
                                                       ----------          ----------          ----------          ----------
     GROSS PROFIT                                         443,727             370,801             945,578             793,167
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              369,524             288,705             909,814             679,649
                                                       ----------          ----------          ----------          ----------
INCOME FROM OPERATIONS                                     74,203              82,096              35,764             113,518
                                                       ----------          ----------          ----------          ----------
INTEREST EXPENSE, NET                                     (58,915)            (66,201)           (165,646)           (232,812)
OTHER INCOME                                               14,704              10,496
OTHER EXPENSE                                                                                      (6,631)            (42,834)
                                                       ----------          ----------          ----------          ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   29,992              26,391            (136,513)           (162,128)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 20,595              72,811            (238,915)             14,324
                                                       ----------          ----------          ----------          ----------
NET INCOME (LOSS)                                      $   50,587          $   99,202          ($ 375,428)         ($ 147,804)
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------
PER COMMON SHARE DATA:
     CONTINUING OPERATIONS                             ($     .01)         ($     .01)         ($     .12)         ($     .13)
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------
     DISCONTINUED OPERATIONS                           $      .01          $      .03          ($     .10)         $      .01
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------
     NET INCOME (LOSS)                                 $      .00          $      .02          ($     .22)         ($     .12)
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------
WEIGHTED AVERAGE SHARES OUTSTANDING                     2,465,144           2,369,565           2,465,144           2,369,565
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------



     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 NINE MONTHS ENDED JULY 31,
                                                                                                 --------------------------
                                                                                                  1996                1995
                                                                                                ---------           ---------

OPERATING ACTIVITIES:
     Net (Loss)                                                                                 ($375,428)          ($147,804)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                                           135,286             108,760
          Write-off of deferred financing fees                                                        -                86,569
          Net (increase) decrease in non-cash current assets:
               Accounts receivable                                                               (606,137)            (81,461)
               Inventories                                                                       (200,594)            (52,407)
               Prepaid expenses and other                                                        (125,686)            (69,897)
          Net increase (decrease) in non-debt current liabilities:
               Accounts payable                                                                   589,848              38,865
               Accrued salaries and wages                                                           8,089             (59,588)
               Accrued expenses, other                                                             (3,172)           (253,867))
          (Increase) decrease in other assets, net                                                 (6,582)            135,607
          Discontinue operations, liabilities net of assets                                       (52,677)            (75,400)
                                                                                                ---------           ---------

               Net cash provided by (used in) operating activities                               (637,053)           (370,623)
                                                                                                ---------           ---------

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                                    (58,289)            (67,344)
                                                                                                ---------           ---------

          Net cash used in investing activities                                                   (58,289)            (67,344)
                                                                                                ---------           ---------

FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving loan agreement                                   751,563             343,224
     Payments of long-term debt                                                                  (136,800)           (185,655)
     Increase in treasury stock                                                                   (93,060)
     Payment of dividends on preferred stock                                                            0             (11,085)
                                                                                                ---------           ---------

          Net cash provided by (used in) financing activities                                     521,703             146,484
                                                                                                ---------           ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      (173,639)           (291,483)

CASH AND CASH EQUIVALENTS BEGINNING                                                               335,979             348,599
                                                                                                ---------           ---------

CASH AND CASH EQUIVALENTS ENDING                                                                 $162,340            $ 57,116
                                                                                                ---------           ---------
                                                                                                ---------           ---------



     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   NINE MONTHS ENDED JULY 31,
                                                   --------------------------
                                                      1996          1995
                                                    --------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

          Cash paid for -

               Interest                             $165,646     $  232,823
                                                    --------     ----------
                                                    --------     ----------

               Income taxes                         $   -        $      -
                                                    --------     ----------
                                                    --------     ----------

NONCASH FINANCING ACTIVITIES:

     Conversion of Renaissance debt to
      preferred stock (Note 7)                      $  -         $1,600,000
                                                    --------     ----------
                                                    --------     ----------


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 1996

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

DISCONTINUED OPERATIONS

Effective June 10, 1996 Rage was sold to William V. Rice. Assets, liabilities and operational results relating to the sale have been presented as discontinued operations. Revenue for the six month period was $1,118,583. Assets include accounts receivable of $370,974; inventory of $134,479; fixed assets, net of accumulated depreciation of $521,181. In exchange for the stock of Rage, the Company has received 517,000 shares of Global Common stock, cancellation of both the employment and options contracts.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 1996


NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Summary of Significant Accounting Policies (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following components:

                                                    JULY 31,      OCTOBER 31,
                                                      1996           1995
                                                    --------      -----------
          Raw materials and supplies                $529,744       $443,965
          Work-in-process                            426,844        161,960
          Finished goods                              34,909        184,978
                                                    --------       --------
                                                    $991,497       $790,903
                                                    --------       --------
                                                    --------       --------

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

                     FOR THE NINE MONTHS ENDED JULY 31, 1996


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

                     FOR THE NINE MONTHS ENDED JULY 31, 1996


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


NOTE 3.   NOTE PAYABLE

Effective May 28, 1993, Danzer entered into a loan and security agreement (the "Agreement") with Fremont Financial Corporation comprised of a revolving credit facility (the "Facility") and an equipment term loan (the "Term Loan"). The amount available under the Facility is based on a defined percentage of eligible accounts receivable and inventory. The Company had drawn $1,461,000 at July 31, 1996 which represented 97% of the amount available under the Agreement at that date. The maximum amounts available under the Facility and the term loan are $1,150,000 and $350,000, respectively. Borrowings under the Agreement accrue interest at prime plus 4.5% (13.25% at July 31, 1996). The Agreement was amended most recently on June 23, 1995, extending the term of the Agreement to January 31, 1997. An extension to January 31, 1998 has been offered by Fremont. Management has not accepted this offer.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 1996


NOTE 3.   NOTE PAYABLE (CONTINUED

Under the terms of the Agreement, borrowings are collateralized by real estate and Danzer's accounts receivable, inventory and equipment. Borrowings are also guaranteed personally by the former President of the Company, limited to a defined amount. The Agreement provides for certain restrictions including, but not limited to, that the Company shall not without prior consent of the lender:
a) sell, lease, transfer, exchange or otherwise dispose of any assets except in the ordinary course of business; b) enter into any merger, consolidation, or acquisition of any other business organization; c)guaranty or otherwise become in any way liable with respect to the obligations of any third party; or d) change its owner ship by greater than 10%. The Agreement also restricts: payment of compensation and loans and advances to executives, officers, directors and certain others; capital expenditures to a specified level; and distributions to Danzer's Parent. For the period ended July 31, 1996 and the year ended October 31, 1995, the Company was in compliance with these covenants. Fremont consented to the sale of Rage occurring June 10, 1996.

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

                     FOR THE NINE MONTHS ENDED JULY 31, 1996



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

In addition, the Company's Danzer subsidiary is limited by Fremont Financial Corporation to making distributions of no more than 75% of its net cash flow (as defined) to the Company's parent. providing that Danzer maintains a minimum net worth, which net worth was not maintained at October 31, 1995 and July 31, 1996.

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

                     FOR THE NINE MONTHS ENDED JULY 31, 1996


NOTE 6.   FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS (CONTINUED)

During the first quarter of fiscal 1994, the Company entered into a joint venture agreement (the "Agreement") with Cadema Corporation ("Cadema"). The joint venture has been capitalized by Cadema with $350,000 in cash and by Global with $1,000 in cash. The joint venture's principal objective is to provide the partners with current income by contracting for the design and installation of air pollution control equipment in its name in all areas of the world outside the United States and its territories. The term of the Agreement expires December 31, 1998, unless otherwise extended. Income or loss from the joint venture will be allocated 51% to Cadema and 49% to the Company. The Agreement allows Global, subject to certain conditions, to acquire Cadema's interest in the joint venture for 875,000 shares of Global common stock or $350,000 in cash or an amount equal to Cadema's capital account, whichever is greater, subject to certain antidilution provisions. The Agreement also allows for quarterly distributions of income and capital to the joint venture partners. The Company had borrowed approximately $364,000 from the joint venture as of October 31, 1995 and July 31, 1996.

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

As of October 31, 1995 and July 31, 1996, the Company was in compliance with the loan covenants with Fremont Financial Corporation and had received waivers of such noncompliance from the lender concerning the year ended October 31, 1994. In addition, the terms of the Loan and Security Agreement with Fremont were modified in 1995 and extend payment of principal until January 1997.

As of October 31, 1995 and July 31, 1996, the Company was in default under the Term Note due to Renaissance. The lender has waived its right to demand payment of the principal amount of the Term Note of $211,635 until December 31, 1997. The lender has not waived any interest payments.

In addition, the terms of the mortgage debt of $354,866 on the Company's premises (which debt was in default as a result of nonpayment by the Company on its original due date of April 1, 1995) were modified in January 1996 and the maturity date extended until April 30, 1997. Such mortgage was assumed by Rage under the sale agreement closing June 10, 1996.

In early February 1996, the Company's revolving loan payable to Fremont Financial Corporation was increased by verbal agreement for $200,000. The increase enables the Company to borrow $200,000 in excess of their allowed borrowings under the revolving loan agreement (Notes 3) and provides additional working capital for overall business activity.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 1996



NOTE 6.   FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS (CONTINUED)

In light of the Company's backlog at July 31, 1996, its projected cash flow from operations and the market for capital equipment, it is anticipated that the Company will be dependent on increased sales, higher profit margins and/or further infusions of capital in order to sustain its operations. The Company recognizes that the proceeds received from various equity offerings may not be sufficient to fund its current backlog and provide sufficient working capital for fiscal 1996. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1996, will be dependent upon the success of the Company's efforts to increase sales volume, as well as the profitability of new business. If it becomes likely that the Company is unable to meet its scheduled interest and principal payments on its debt securities, the Company may need to examine the restructuring of these instruments or the sale of certain assets to satisfy all or a portion of these outstanding liabilities.

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

NOTE 7.   STOCKHOLDERS' EQUITY

On May 7, 1990, the Company's stockholders approved a stock option plan to issue both "qualified" and "non-qualified" stock options. Under the Plan, 800,000 options to purchase shares of the Company's common stock may be issued at the discretion of the Company's Board of Directors. The option price per share will be determined by the Company's Board of Directors, but in no case will the price be less than 85% of the fair value of the common stock on the date of grant. Options under the Plan will have a term of not more than ten years with accelerated termination upon the occurrence of certain events. As of October 31, 1995 there were 375,000 options outstanding. Exercise prices ranged from $.30 to $.48 per share with 200,000 options, 150,000 options and 25,000 options exercisable at $.30, $.35, and $.48 per share, respectively. No options have been exercised as of October 31, 1995 or July 31, 1996. During the year ended October 31, 1995, 350,000 options were granted and 280,000 options were terminated. In connection with a legal settlement during 1994, the Company issued 30,770 shares of common stock, par value $.0001 per share, and warrants to purchase 75,000 shares of common stock through February 9, 1997 at $1.00 per share, subject to adjustment as defined. Lori Beer was granted warrants to purchase 200,000 shares at $.50 as part of his severance plan.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 1996


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

Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount of 1991 and 1992 Debentures (the "Debentures") (Note 4) for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock (the "Series B Stock"), par value $.001 per share, stated value $100 per share. The Company raised $1,511,319 net of legal and other costs of $88,681 incurred in connection with the offering. Commencing December 31, 1994, dividends are cumulative, payable quarterly in arrears at an annual rate of $10 per share. Total dividends declared during 1995 of $133,333 were payable as of October 31, 1995. The Series B Stock is voting and convertible into common stock at $.50 per share, subject to anti-dilution adjustment, and is equivalent to approximately 3,200,000 common shares, $.0001 par value, at December 31, 1994. The Series B stock is subject to redemption at a price of $100 per share plus accrued but unpaid dividends at the option of the Company, provided certain conditions are met.

The 10% Cumulative Convertible Preferred Stock and the Series B Stock require the Company to comply with certain affirmative and negative covenants including, but not limited to, the timely filing of financial statements. In addition, it limits the Company's ability to issue new indebtedness, issue other classes of preferred stock, pay dividends on the Company's common stock, purchase equity securities, increase executive compensation, enter into liens and acquire new businesses, among other items. The Company is also subject to registration requirements under certain circumstances. As of October 31, 1995 and July 31, 1996, the Company did not pay certain preferred dividends and as such the holders of the Series B Preferred Stock become entitled to vote as a separate class on certain significant matters.

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

RESULTS OF OPERATIONS

Global's sales revenues, from continuing operations, in the third quarter of fiscal 1996 were $2,307,276 compared to $2,117,945 for the same period last year, an increase of 9%. Nine month revenue for the current period was $6,006,940 compared to $5,714,119 of last year, an increase of 5%. This is due to increased activity in both the truck body and air movement lines. Backlogs are steady and this trend is expected to continuing into the fourth quarter.

The Company's gross profit margin for the third quarter of fiscal 1996 was 19.2% compared to 17.5% for the same period last year, an increase of 9.7%. Nine month gross profit margin for the current period was 15.7% compared to 13.9% of last year, an increase 12.9%. The increase in gross margin is related to the increase in revenue, absorption of fixed manufacturing overhead and increase in labor efficiency.

Selling, general and administrative expenses increased $80,818 for the third quarter and $230,165 for the nine month period over the same periods last year. The increase in staffing and promotional expense was planned in expectation of expanding Danzer's markets and revenue with additional attention to marketing and sales. The Company's ratio of selling , general and administrative costs expressed as a percentage of net sales was 16% for the third quarter and 15.1% for the nine month period compared to 13.6% and 11.9% of the same periods last year. The Company continues to monitor its costs in an effort to improve this ratio.

Interest expense during the third quarter and nine months of fiscal 1996 decreased by $3,601 and $67,166 respectively over the same periods last year. The decrease was due to the conversion of Renaissance debentures to preferred stock.

Income (loss) from discontinued operations reflects the operating loss and sale of the assets of Rage which were $20,595 for the third quarter and $238,915 for the nine months of fiscal 1996. The operating loss of $259,510 was caused by a significant decrease in revenue, reflecting a soft capital goods market. The sale of Rage resulted in a gain of $20,595. The sale of Rage closed on June 10, 1996 and additional losses are not expected.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents during the nine months of fiscal 1996 decreased by $162,340 compared to the decrease of $291,483 for the same period last year. The current period net loss of $375,428 was the most significant source of the decrease. Discontinued operations represented $238,915 of the net loss.

The Company has a working capital deficit of $987,434 at July 31, 1996 from a surplus of $421,901 at October 31, 1995. The Company reclassified loans from Fremont Financial Corporation totaling $1,397,000 from long-term to current due to the maturity date of January 31, 1997. Fremont has offered an extension to January 31, 1998. Management has not accepted this offer and negotiations are continuing. The Company's current cash position has led to tighter credit terms with some of its vendors.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

It is anticipated that additional working capital may be required in order to efficiently execute the Company's work in progress and backlog. The Company's weakened financial condition has, in turn, led to tighter credit terms with certain vendors and has therefore further strained the Company's working capital.

In light of the Company's backlog at July 31, 1996 and its projected cash flow from operations it is anticipated that the Company will be dependent on increased sales, higher profit margins and/or further infusions of capital in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1996, will be dependent upon the success of the Company's efforts to increase sales volume, as well as the profitability of new business. If it becomes likely that the Company is unable to meet its scheduled interest and principal payments on certain debt securities, the Company may need to examine the restructuring of these instruments or the sale of certain assets to satisfy all or a portion of these outstanding liabilities.

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

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY



PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS                                              NONE

ITEM 2 CHANGE IN SECURITIES                                           NONE

ITEM 3 DEFAULTS UPON SENIOR SECURITIES                                Incorporated by reference to the Notes to the Consolidated
                                                                      Financial Statements

ITEM 4 SUBMISSION OF MATTERS REQUIRING A VOTE OF SECURITY HOLDERS     On August 19, 1996 Lori Beer resigned as President of the
                                                                      Company.  On September 17, 1996 R. Schuster was appointed
                                                                      by the Board of Directors.  As part of Mr. Beer's severance he received Warrants for 200,000 shares of common stock at
                                                                      $.50 and salary for thirty days.

ITEM 5 OTHER INFORMATION                                              NONE

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits


                                                  Incorporated by reference
Exhibit No.   Description                         or Filed herewith
- -----------   -----------                         -----------------

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

3(i)(b)       Certificate of Amendment to         Incorporated by reference to
              Certificate of Incorporation filed  Exhibit 4.1 to Registrant's
              December 30, 1994                   Form 8- K dated December 31,
                                                  1994

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

10(o)         Loan and Security Agreement         Incorporated by reference to
              dated June 23, 1995 between         Exhibit 10(o) to Registrant's
              Danzer Metal Works Co.              Form 10-K dated October 31,
              and Fremont Financial Corporation   1995

10(p)         Mortgage Note and                    Incorporated by reference to
              Mortgage Agreement                   Exhibit 10(p) to Registrant's
              dated January 25, 1996 of Global     Form 10-K dated October 31,
              Environmental Corp.                  1995
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




                                             Global Environmental Corp.

                                             /s/  William F. Clarke

Dated: September 18 1996                     By:
                                                ------------------------
                                             Chief Financial Officer

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY



Exhibit No.   Description                         Sequentially numbered Page
- -----------   ------------                        --------------------------

   2.1        Common Stock Purchase Agreement                 24
              between William V. Rice
              and the Company
              dated May 21, 1996