Form 10-K
period 1996-10-31
GLOBAL ENVIRONMENTAL CORP
filed 1997-07-07
CIK 825521

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended October 31, 1996

                                    OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

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

                       Common Stock ($0.01 par value)
                             (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of October 31, 1996, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average bid and ask price, was approximately $918,000.

As of December 31, 1996, the registrant had 13,203,024 shares of common stock outstanding.

                                      PART I

ITEM 1. BUSINESS.

History and Development of Business:

Global Environmental Corp. ("Global"), formerly named Affiliated National, Inc., was incorporated in New York in 1987. As used herein, the term the "Company" refers to Global Environmental Corp., its wholly owned subsidiary Danzer Industries Inc. ("Danzer").

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

In June, 1996, the Company sold Rage Inc to William V. Rice in exchange for 517,000 shares of Global and cancellation of the employment agreement of William Rice

Substantial business developments:

 - The Company suffered a substantial loss during fiscal 1994 due, in part, to the continued recession in the Company's lines of business, production inefficiencies associated with the start-up of the new Morrison product line for manufacturing utility truck bodies and increased competitive pressure on gross profit margins.

 - As a result of the expiration of the lease for the Plumsteadville location on December 31, 1993, the Company relocated to its Bedminster facility during December 1993. The expiration of this lease coincides with the expiration of the employment contract with the former shareholder of Rage Inc. and the expiration of amortization of the favorable lease asset and covenant not to compete.

 - During the fourth quarter of fiscal 1993 and first quarter of fiscal 1994, the Company acquired certain equipment intended to improve manufacturing efficiencies. This equipment consisted of a CNC press brake and a CNC punch plasma unit. The total cost of the equipment was approximately $613,000.

 - During the first quarter of fiscal 1994, the Company entered into a joint venture agreement with Cadema Corporation. During the term of the joint venture terminating December 31, 1998 (unless otherwise extended), the joint venture has the right to contract for the design and installation of air pollution control equipment in the Company's name in all areas of the world outside the United States and its territories.

 - September, 1994, Global completed a private offering of 7,550 shares of 10% Cumulative Convertible Senior Preferred Stock at $100 per share. Each 10% preferred share is currently convertible into 200 shares of common stock.

 - On December 31, 1994, Renaissance Capital Partners, Ltd. exchanged $1,600,000 principal amount of the Company's 12.5% Convertible Debentures for 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock at $100 per share. The Company also issued Renaissance a 10% Term Note in the principal amount of $211,635 due December 31, 1997 representing interest accrued on the Convertible Debentures through September 30, 1994. Each Series B preferred share is currently convertible into 200 shares of common stock.

 - In August 1996, the Company issued 1,200,000 shares through a private placement for $300,000. 1,000,000 shares were issued to R. W. Snyder and 200,000 shares were issued to Renaissance Capital Group, Inc.

 - On October 2, 1996, the Company made an offer to the 10% Cumulative Convertible and Series B preferred shareholders to convert their shares and accrued dividends to common stock at a conversion rate of $0.25 per share. The offer was accepted and the conversion was completed in the first calendar quarter of 1997.

 - In March 1997, the Company received $150,000 in the form of convertible debt from Renaissance Capital Group, Inc.

These events are more fully discussed in Management's Discussion and Analysis.

Global's business plan is to develop the businesses acquired, integrate the services and capabilities of each business and acquire other complementary businesses within the truck body and metal fabrication industry.

Description of the Business:

Global is a holding company and through its operating subsidiary is engaged in the manufacturing of fabricated metal products which include truck bodies and air movement products.

Manufacturing Capabilities

The Company's manufacturing activities located at Danzer's facility in Hagerstown, MD, produce truck bodies and a wide range of custom engineered fabricated metal products including, but not limited to environmental equipment, ductwork, louvers, penthouses and general sheet metal fabrication of materials up to 5/8 of an inch thick. The Company's equipment enables the Company to produce certain metal products up to 1-1/2 inches thick. Materials used include aluminum, stainless steel, and mild steel in both sheet and plate. Danzer offers heliarc and MIG welding, brazing, forming, assembly, and dip-coat cleaning and painting services to its customers. Danzer also maintains in-house design and engineering capabilities.

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

Marketing:

The Company's manufacturing operation, at its Danzer subsidiary, generally markets to customers within the Eastern United States. The Company utilizes an internal sales force in conjunction with independent representatives. The Danzer's Morrison division markets its product through representatives which have exclusive territories and are paid commissions on all sales from a specific territory based upon payments made by the customer. Commission is calculated based upon sales effort. Danzer's Airline Products division markets its products principally through independent sales representatives who are assigned non-exclusive sales areas.

Principal Customers:

During the fiscal year ended October 31, 1996, the Company had two customers which each represented 10% or more of total net sales: Mobile Tool International, a truck body supplier, for which the Company supplied truck bodies (29%) and Schindler, an elevator manufacturer, for which the Company supplied component parts (10%).

Manufacturing and Facilities:

The Company purchases its raw materials from numerous suppliers and has not had any difficulty in obtaining components or raw materials. Danzer purchases domestically produced and imported sheet metal from a number of distributors and is not dependent upon any particular source of supply. The Company bears the risks of its products and systems not conforming to customer specifications, but in most cases, defects and deficiencies are correctable. Management believes that the Company's existing manufacturing and office facilities are adequate to meet its present needs and anticipated growth. Consequently, the Company does not plan any significant capital expansion of its property, plant and equipment during fiscal 1998 except for usual upgrades and maintenance.

Employees:

As of October 31, 1996, Danzer has approximately 90 employees. Of these employees, 22 are involved in sales, administration and engineering, and 68 are in manufacturing, installation and servicing of Danzer's products. The 68 employees are represented by a labor union. Danzer believes its employee relations are satisfactory.

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

Seasonality:

The Company's business has not generally been seasonal in the past. However, the Company has historically experienced a reduced flow of orders during late November and December. No seasonal modification of the Company's production schedule or staffing is required under normal business circumstances.

Warranties:

In connection with most contracts for manufacture the Company warrants its product to be free from defects in material and workmanship and performance under normal use and service for a period of twelve months after shipment. The obligation of the Company is generally limited to the repair or replacement of the defective product. Warranty related expenses are recognized as incurred.

Backlog:

At October 31, 1996, the Company's backlog was approximately $2,300,000, which is all expected to be filled within the current 1997 fiscal year

Export Sales:

Sales of goods exported to foreign countries during the fiscal years ended October 31, 1996 and 1995 were approximately $15,000 and 50,000, respectively.

ITEM 2. PROPERTIES.

Danzer owns its principal manufacturing facilities which are located in an 80,000 square foot plant on an eleven acre site in Hagerstown, Maryland, near the intersection of two major interstate highways. Approximately 75,000 square feet are used in manufacturing and 5,000 square feet are used as office space. Fremont Financial Corporation has a priority security interest on such property.

See Note 3 of the Financial Statements concerning the Plumsteadville Property.

The Company believes that all of its properties, plants and equipment are well maintained and adequate for its requirements. The Company also believes that all of its properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

In October, 1994, Jeffrey Richardson, an individual plaintiff, filed a complaint against 15 defendants, including Rage Inc., a former Global subsidiary, in the superior court of the State of New Jersey, County of Burlington, Docket No. BUR-L-03543-93. The complaint alleges that the Company supplied a product which caused harm to plaintiff and claimed damages in an unspecified amount arising from alleged product liability. Although damages claimed by the plaintiff significantly exceed the Company's insurance coverage, the Company and outside counsel believe that the case will be settled within the Company's insurance policy limits.

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

Fiscal 1995
                                                                                 High        Low
                                                                               ---------  ---------

First Quarter................................................................  $     3/4  $     1/4
Second Quarter...............................................................  $    9/16  $     1/4
Third Quarter................................................................  $    9/16  $    5/16
Fourth Quarter...............................................................  $    9/16  $    9/32


Fiscal 1996
                                                                                High        Low
                                                                              ---------  ---------
First Quarter...............................................................  $     1/2  $    6/25
Second Quarter..............................................................  $    5/16  $    7/32
Third Quarter...............................................................  $    5/16  $    5/32
Fourth Quarter..............................................................  $   11/32  $     1/8

The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

At April 1, 1997, there were approximately 803 holders of record of Global's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners.

To date Global has not paid a cash dividend on its common stock. The payment and amount of any future dividends is currently restricted by the terms of the Company's 10% Cumulative Convertible Senior Preferred Stock and the Series B Cumulative Convertible Senior Preferred Stock, which require payment of a 10% dividend on such preferred stock and which restrict the Company's ability to pay any dividends on the Company's Common Stock until payment of all accrued dividends on the preferred stock. In addition, payment of after dividends is restricted by the company's lenders and will unnecessarily depend upon conditions then existing, including the Company's earnings, financial condition, working capital requirements, and other factors. Effective for the year ended October 31, 1996 all Series B and 3,000 10% Cumulative Convertible Senior Preferred Stock was converted to common stock at $0.25. The balance of the 10% Cumulative Convertible Senior Preferred and accumulated dividends were converted by the first calendar quarter of 1997.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial information concerning the Company. This information is not covered by the independent auditor's report. For further information, see the accompanying Consolidated Financial Statements of Global Environmental Corp. and subsidiary for the years ended October 31, 1996, 1995, and 1994, and the information set forth in item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Item 8, "Financial Statements and Supplementary data" below.

Selected Consolidated Financial Information

The following information is a summary of the consolidated financial statements of the Company included elsewhere and should be read in connection with such consolidated financial statements. (Amounts in thousands, except per share data)

Operating Data:                                                                         Year Ended October 31,
                                                                               1996       1995       1994       1993
                                                                             ---------  ---------  ---------  ---------
Net sales..................................................................  $   8,154  $   7,526  $   6,648  $   6,233
Income (loss) from operations..............................................       (420)      (275)    (1,001)      (665)
Loss from continuing operations............................................       (502)      (543)    (1,215)      (975)
Loss from discontinued operations..........................................       (210)       154        236       (335)
Loss from sale of Rage Inc.................................................       (215)
Net Loss...................................................................       (928)      (389)      (979)    (1,310)

Net loss per share and fully-diluted net loss per share attributable to common shareholders (1);

Continuing Operations......................................................      (0.32)     (0.32)     (0.52)     (0.42)
Discontinued Operations....................................................      (0.09)      0.06       0.10      (0.14)
Loss of Disposal...........................................................      (0.09)
Total......................................................................      (0.50)     (0.26)     (0.42)     (0.56)

Weighted average number of shares outstanding (1)..........................      2,340      2,370      2,361      2,333

Balance Sheet Data: As of October 31,

                                                                   1996        1995        1994        1993
                                                                ----------  ----------  ----------  ----------
Working capital (deficiency)..................................    (401,436)    360,594    (541,111)     94,000
Total assets..................................................   4,306,496   3,891,158   4,777,233   3,826,000
Long-term debt................................................   1,344,182   1,604,567   2,649,783   1,910,000
Stockholders' equity (deficiency).............................     207,056     560,487    (353,062)    (40,000)

------------------------

(1) The 10% Cumulative Convertible Senior Preferred Stock and assumed conversion of stock options and warrants have not been considered in the calculation of earnings per share, the effect of which would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        RESULTS OF OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

Sales volume increased by $627,932 from its fiscal 1995 level due to increased sales of both truck bodies and air movement product lines. The Company believes that both markets are firm or expect expansion in 1997.

The Company's gross profit margin increased from 11.9% to 14.2% during fiscal 1996. The was due to the decrease in inefficiencies of the Morrison product line and an increase in manufacturing operations which decreased the effect of fixed manufacturing costs on gross profit.

Consolidated backlog at October 31, 1996 was approximately $2,300,000 versus approximately $2,000,000 at October 31, 1995.

The selling, general and administrative costs increased from the fiscal 1995 level by approximately $407,232 as a result of higher sales and marketing costs. Selling, general and administrative costs also increased as a percentage of net sales from 15.6% to 19.4%.

The Company's net loss before discontinued operations during fiscal 1996 was $502,294, a decrease of $40,595 over the fiscal 1995 loss. The decrease in loss was primarily due to higher selling, general and administrative costs offset by increases in production efficiencies associated with manufacturing operations and an increase of net sales.

Fiscal 1995 Compared to Fiscal 1994

Sales volume increased by $877,280 from its fiscal 1994 level due an increase in activity in the air movement product lines.

There were several major factors that caused a decline in the Company's gross profit margins in fiscal 1994 to 2.2%. In addition to the continued increased competition from other providers of similar products and services and the continued recession in the Company's lines of business, the Company experienced production inefficiencies attributable to the learning process associated with the start-up of the Company's new Morrison product line, which manufactures utility truck bodies. In fiscal 1995 gross profit margin increase to 11.9% due to stronger markets and increases in production efficiencies.

Consolidated backlog at October 31, 1995 was approximately $2,000,000 versus approximately $1,500,000 at October 31, 1994.

Miscellaneous income for the year ended 1996 includes the sale of securities, the value of which was insignificant in prior years.

Interest expense decreased during fiscal 1995 primarily due to the conversion of convertible debentures to convertible preferred shares.

The Company's net loss before discontinued operations during fiscal 1995 was $542,889, a decrease of $672,692 over the fiscal 1994 loss. The 1994 loss was primarily due to certain production inefficiencies associated with the start-up of the Morrison product line.

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

Liquidity and Capital Resources

Cash at October 31, 1996 decreased by $285,971 from the level at October 31, 1995. This decrease was the result of the increase in accounts receivable, a decrease in payment clearing time and pressure from trade account payable vendors.

Accounts receivable increased approximately $567,942 from their level at October 31, 1995 due to an increased sales volume and an overall slowness in collections.

Inventories remained stable over their October 31, 1995 level despite a 8% increase in sales due to the reduction of the production cycle which in effect decreased work in process.

The Company had working capital of $360,594 at October 31, 1995. Working capital at October 31, 1996 was decreased to ($401,436) due to reclassification of the joint venture note payable ($345,000) from long term to current. The Fremont revolving credit facility was renegotiated increasing long term debt and reducing current liabilities in 1995.

It is anticipated that additional working capital may be required in order to efficiently execute the Company's work in progress and backlog. The Company's weakened financial condition has, in turn, led to tighter credit terms with certain vendors and has therefore further strained the Company's working capital.

The Company's Danzer subsidiary currently has a credit facility with Fremont Financial Corporation comprised of a revolving credit facility and an equipment term loan. The term loan is for up to $350,000 and the revolving credit facility is for up to $1,150,000 at an interest rate of prime plus 4.5% maturing on January 31, 1998 with an extension of three years at the option of the lender. The loans are collateralized by real estate, Danzer's accounts receivable, inventory and equipment. The revolving loan balance under the Fremont facility at October 31, 1996 ($942,165) was incurred in connection with the refinancing of the Danzer mortgage and is based upon eligible accounts receivable and inventory of Danzer as defined. The equipment term loan had a balance of $246,500 at October 31, 1996. In addition, the Company's Danzer subsidiary is limited to making distributions of no more than 75% of its net cash flow (as defined) to the Company's parent, providing that Danzer maintains a minimum net worth, which net worth was not maintained at October 31, 1996.

The Company was in default on the January 1, April 1, July 1, and October 1, 1995 interest payments due Renaissance. The Company received a waiver of default, including a waiver of remedies due to payment default, from Renaissance through November 1, 1995. On December 31, 1994 the Convertible Debentures were exchanged for preferred stock, the $211,635 of accrued interest thereon was converted to a three-year 10% Term Note and the Company paid Renaissance $50,000 representing interest on the Convertible Debentures from October 1, 1994 through December 31, 1994.

The 10% Cumulative Convertible Preferred Stock and the Series B Stock require the Company to comply with certain affirmative and negative covenants including, but not limited to, the timely filing of financial statements. In addition, it limits the Company's ability to issue new indebtedness, issue other classes of preferred stock, pay dividends on the Company's common stock, purchase equity securities, increase executive compensation, enter into liens and acquire new businesses, among other items. The Company is also subject to registration requirements under certain circumstances. As of October 31, 1995, the Company was in violation of certain of the above covenants. If certain of the violations remain uncured for twelve consecutive months, the holders of the Series B Preferred Stock become entitled to vote as a separate class on certain significant matters. As of October 31, 1996 all Series B and 3,000 shares of the 10% Cumulative Convertible Preferred Stock and accumulated dividends were converted to common stock. The balance of the 10% Cumulative Convertible Preferred Stock and accumulated dividends were converted to common stock during the first calendar quarter of 1997.

As of October 31, 1995, the Company was in default under the Term Note due to Renaissance. The lender has waived its right to demand payment of the principal amount of the Term Note of $211,635 until December 31, 1996. (The original due date was December 31, 1997.) The lender did not waive any interest payments. At October 31, 1996 this note and accrued interest was converted to common stock.

In early February 1996, the Company's revolving loan payable to Fremont Financial Corporation was increased by $200,000. The increase enables the Company to borrow $200,000 in excess of their allowed borrowings under the revolving loan agreement and provides additional working capital for overall business activity. During 1996, the over advance was transferred to the term note portion of the financing facility.

In light of the Company's backlog at October 31, 1996, its projected cash flow from operations, the market for the Company's products, and the amount of short-term debt due in fiscal 1996 it is anticipated that the Company may need increased sales, an increase in its profit margin and/or an infusion of capital in order to sustain its operations. The company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1997, will be dependent upon the success of the company's efforts to increase sales volume, as well as the profitability of new business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See "Index to Consolidated Financial Statements on page F- below.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information with respect to all of the incumbent directors of the Company.

                                                               Position with                      Director
Name                                                 Age          Company                          Since
-----                                                ---      ---------------                    ---------

Rudolph W. Schuster............................       65   President, Chief Executive              1996
                                                               Officer, Treasurer and Director
Russell Cleveland..............................       58   Director
William L. Pryor, III..........................       63   Director

(1) Rudolph W. Schuster has been a director, the President and Chief Executive Officer of the Company since September 1996. From 1989 to 1996 Mr. Schuster served as Operations Manager of Snyder General/AAF McQuay Dallas, Texas and from 1974 to 1989 Mr. Schuster served as Vice President of Fischer & Porter Company located in Pennsylvania.

(2) Russell Cleveland, a chartered financial analyst, became director of the Company on April 26, 1991. Mr. Cleveland has for the past five years been a director, officer and shareholder of Renaissance Capital Group, Inc., which is the managing general partner of Renaissance Capital Partner, Ltd., a business development company. Mr. Cleveland is a director of Greiner Engineering, an engineering company, AFN, Inc., an information processing and data base service, Unico, Inc., a direct mail advertising company, International Movie Group, Inc., and independent foreign distributor of American films and Biopharmaceutics, Inc., a manufacturer of over-the-counter generic and prescription drugs, Mr. Cleveland is Renaissance's designee to the Board of Directors. See "Item 13- Certain Relationships and Related Transactions" herein.

(3) William L. Pryor, III is the Chairman of Prism Group, Inc. a diskette duplication manufacturing company at 441 Lexington Avenue, Suite 502, New York, NY. Mr. Pryor was the Managing Director of

    Warren Management Chief Executive Officer of Manufacturing Solutions, Inc. (formerly Applicon Corporation), a manufacturer of computer workstations and other electronic and computer peripheral devices. Mr. Pryor is presently a member of the Board of trustees of Kent School, a member of the Board of National Defense University, and a Trustee of IIE (Institute of International Education). Mr. Pryor currently serves as a director of World View, a multi-media CD ROM publisher, MacSimmum, a distributor of Apple and MacIntosh add-on peripherals and of Prism.

Executive Officers

The Company's executive officers are appointed by the Board of Directors and hold office at the pleasure of the Board until successors are appointed and have qualified.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934 Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock ("10% Shareholders") to file reports of Ownership and reports of changes in ownership of the Company's Common Stock with the Securities Exchange Commission ("SEC"). Officers, Directors and Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under Section 16 (a). Based solely on its review of the copies of such forms received by it with respect to its fiscal year ended October 31, 1996 and written representations from certain reporting persons that no other reports were required to those persons, the Company believes that all Section 16 (a) filing requirements applicable to its officers, directors and 10% Shareholders were complied.

ITEM 11. EXECUTIVE COMPENSATION

Summary and Compensation Table

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's fiscal year ended October 31, 1995 by the named officer.

                           SUMMARY COMPENSATION TABLE

                                                                          Annual Compensation
                                                     ---------------------------------------------------------------

           Name and Principal                              Salary           Common      Other Annual     All Other
                Position                    Year            ($)          Stock Options  Compensation   Compensation
                  (a)                        (b)            (c)               (d)            (e)            (f)
----------------------------------------  ---------  ------------------  -------------  -------------  -------------
William V. Rice,........................       1993           $  60,652             0    $  7,547 (1)   $  8,114 (2)
  Former President                             1994           $  96,250             0    $  7,547 (1)   $  8,543 (3)
                                               1995           $ 140,708        200,000   $  7,547 (1)   $  8,895 (4)
                                               1996           $  21,154             0    $  3,773 (1)   $  4,031 (5)
Lori Beer ..............................       1996           $  60,000             0              0              0
  Former President
Rudolph W. Schuster
  President and Chief Executive Officer.       1996           $  14,712             0    $         0    $         0

------------------------

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

(5) Of the total $4,031 paid to Mr. Rice "in all other compensations," the Company paid $3,250. (amount based on two-thirds of the total cost of the policy) for term life insurance on Mr. Rice in the amount of 1.5 million. The policy provides that the Company will receive one-third of any proceeds from the policy and Mr. Rice's beneficiary will receive two-thirds of any such proceeds. An additional $258. was paid by the Company to the account of Mr. Rice as a matching contribution under the Company's Tax Savings Investment Plan, described below

The Company maintains a Tax Savings Investment Plan (the "Investment Plan") which qualifies as a cash deferred salary arrangement under Section 401(K) of the Internal Revenue Code. Employees are eligible to participate in the Investment Plan if they have been employed for 3 months, and are not members of a collective bargaining unit.

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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal year end
  Option/SR Values

There were no stock options held by any of the Company's officer as of October 31, 1996. During the year ended October 31, 1996, no stock options were exercised.

Warrants totaling 300,000 were issued to L. Beer during the current year. Conversion is at $0.50 per share and they expire in 1999.


The Company maintains a Stock Option Plan (the "Plan") under which options of purchase 800,000 shares of the Company's Common Stock, par value $.001 per share, have been reserved. Pursuant to the Plan, the Company is permitted to issue incentive stock options ("Incentive Stock Options") and non-qualified stock options ("Non-Qualified Stock Options") to employees or directors of the Company; provided, however, that no incentive Stock Options shall be granted to a non-employee director. Incentive

Stock Options under the Plan are intended to qualify for the tax treatment accord under Section 422A of the Internal Code of 1986, as amended (the "Code). Non-Qualified Options under the plan are intended to be options which do not qualify for the tax treatment accorded under Section 422A of the Code.

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

Options under the Plan may not have a term of more than 10 years: provided, however, that an Incentive Stock Option granted to a person then owing more than 10 percent of the voting power of all classes of the Company's stock may not be exercised more than 5 years after the date such option is granted. In addition, the aggregate fair market value, determined at the time the options granted, of the stock with respect to which Incentive Stock Options are exercised for the first time by an employee in any calendar year under the Plan may not exceed $100,000.

Compensation of Directors

Directors who are not employees of the Company are entitled to a board meeting attendance fee of $750 plus reimbursement of expenses.

Employment Agreements

Mr. Rice had a five year employment agreement terminating April 15, 1996, which was automatically renewable for successive one year terms, unless otherwise canceled 60 days prior to the end of the initial terms of any successive term. The contract required a salary of approximately $115,000 per annum with an increase each year of not less than 5% of the prior's years salary. The agreement provided a bonus payment of up to 35% of base compensation, the amount of which will be based upon the realization by the Company of certain levels of pre-tax income. Under the argument, the employee may elect to require the Company to provide life insurance for such employee in the amount of $1,000,000. The agreement may be terminated by the Company for certain events constituting "cause" upon death or upon disability. Upon disability, the employee would receive fifty percent of his salary for the remaining term of the agreement. Upon death, the employee's beneficiary would receive fifty percent of his base salary for a period of twelve months. If the Company discharges the employee (other than a discharge for "cause" or a discharge as a result of the employee's disability) or if he terminates the agreement because of the company's breach, he is entitled to the salary due him for the remaining term of the agreement and is entitled to continue to receive employee benefits provided under the agreement through the end of the then-current.

Mr. Rice resigned May 1996 and the employment contract was canceled June 1966 with the sale of Rage Inc. Current management in not under an employment contract.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 1, 1997 information concerning the shares of the Company's Common Stock beneficially owned by (a) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee, and (c) all directors and officers as a group. The outstanding voting securities of the Company as of the record date consisted of 15,174,693 shares of common stock. Except as otherwise indicated, each person named or included in a group has sole voting and investment power with respect to his or its shares of Common Stock.



Name and Address of Beneficial          Amount and Nature of      Percent
Owner or Identity of Group              Beneficial Ownership      of Class (1)
----------------------------------      --------------------      ------------

Renaissance Capital Partners, Ltd.      9,443,792                 57.4%
8080 No. Central Expressway,
Suite 219-L869
Dallas, TX 75206-1857

Richard W. & Robert M. Snyder           2,006,667 (2)             12.2%
c/o Snyder Capital Group
3219 McKinney Ave.
Dallas, TX 75204

Russell G. Cleveland                    40,000 (3)                 0.2%
c/o Renaissance Capital Group, Inc.
8080 N. Central Expressway,
Suite 210L869
Dallas, TX 75206-1847

William L. Pryor, III                   25,000 (4)                 0.2%
Prism Group, Inc.
441 Lexington Avenue, Suite 502
New York, NY 10017

(1) Common Stock which is not outstanding but which a person has a right to acquire with 60 days of the record date are considered as Common stock outstanding for purposes of computing the percentage of Common Stock owned by such person, but such Common stock is not deemed outstanding for purposes of computing the percentage of common Stock owned by any other person.

(2) Includes 100,000 shares of common stock issuable upon exercise of warrants granted to Mr. Synder.

(3) Mr. Cleveland is a director, officer and principal shareholder of Renaissance Capital Group inc., the managing general partner of Renaissance Capital Partners, Ltd., and may be deemed to share voting and investment control over such shares.

(4) Represents 25,000 shares of common stock issuable upon exercise of options granted to Mr. pryor under the Company's Stock Option Plan.

Changes in Control

Renaissance Capital Partners, Ltd. acquired control of the company on December 31, 1994, pursuant to a Purchase Agreement with the Company (the "Purchase Agreement") under which Renaissance exchanged $1,600,000 principal amount of the Company's 12.5% Convertible Debentures (the "Debentures") for 16,000 shares of the Company's Series B Preferred Stock. The Company also issued Renaissance a 10% Term Note originally due December 31, 1997 in the principal amount of $211,635.40 (representing interest on the Debentures accrued through September 30, 1994) and paid Renaissance $50,000 (representing interest on the Debentures from October 1, 1994 through December 31, 1994. At October 31, 1996, Renaissance converted Series A and B Preferred Stock, accumulated dividends, accumulated interest and note payable to common stock at a conversion rate of $0.25per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On December 31, 1994, Renaissance exchanged the Debenture for 16,000 shares of the Company's Series B Preferred Stock. The Company also issued Renaissance a 10% Term Note due December 31, 1996 in the principal amount of approximately $211,635 for unpaid accrued interest on the Debentures and paid Renaissance $50,000 (representing interest on the Debentures from October 1, 1994 through December 31, 1994). Renaissance currently may convert the Series B Preferred Stock into 3,200,000 shares of the Company's common stock at the rate of $.50 per share, subject to adjustment. See "PRINCIPAL SHAREHOLDERS--Change in Control".

On October 31, 1996, Renaissance converted Series A and B Preferred Stock, accumulated dividends, accumulated interest and note payable to common stock at a conversion rate of $0.25per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.

(a) Documents filed as part of this Annual Report on Form 10-K:

         (1) Financial Statements.

         See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page F-1 herein.

         (2) Financial Statement Schedules Required to be Filed by Item 8 on this Form.

                NONE

         (3) Exhibits.




                                                                  INCORPORATED BY REFERENCE
EXHIBIT NO.    DESCRIPTION                                        OR FILED HEREWITH
-------------  ----------------------------------------           ------------------------------------
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

                                      19




                                                                  INCORPORATED BY REFERENCE
EXHIBIT NO.    DESCRIPTION                                        OR FILED HEREWITH
-------------  ----------------------------------------           ------------------------------------

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

10(f)          Convertible                                        Incorporated by reference
               Debenture Agreement                                to Exhibit (10k) to Form 10-K
               in the amount of                                   Report dated January 28, 1993.
               $350,000 dated December 30, 1992
               between Global Environmental Corp.
               and Renaissance Capital Partners, Ltd. II

10(g)          Loan and Security                                  Incorporated by reference to
               Agreement dated                                    Exhibit 10(h) to Form 10-K Report
               May 28, 1993 between                               dated January 28, 1994.
               Danzer Metal Works Co.
               and Fremont Financial Corporation

10(h)          Asset purchase agreement dated                     Incorporated by reference to Exhibit 10() to Form
               August 25, 1993 between                            10-K Report dated January 28, 1994.
               Morrison Industries L.P. and Global
               Environmental Corp.

10(I)          Joint Venture Agreement dated December             Incorporated by reference to Exhibit 10(j)
               31, 1993 between Global Environmental              to Form 10-K Report dated
               Corp. and Cadema Corporation.                      January 28, 1994.


10(j)          Equipment Purchase and Security                    Incorporated by reference to Exhibit 10(k) to
               Agreement dated September 17, 1993                 Form 10-K Report dated January 28, 1994.
               between U.S. Amada, Ltd. and
               The Danzer Metal Works Co.

10(k)          Equipment Purchase and Security                    Incorporated by reference to
               Agreement dated                                    Exhibit 10(l) to Form 10-K Report
               September 17, 1993                                 dated January 28, 1994.
               between U.S. Amada, Ltd. and
               The Danzer Metal Works Co.





                                                                  INCORPORATED BY REFERENCE
EXHIBIT NO.    DESCRIPTION                                        OR FILED HEREWITH
-------------  ----------------------------------------           ------------------------------------


10(l)          Equipment Purchase and Security Agreement dated    Incorporated by reference to Exhibit 10(m) to
               September 17, 1993 between U.S. Amada, Ltd. and    Form 10-K Report dated January 28, 1994
               The Danzer Metal Works Co.

10(m)          Purchase Agreement dated December 31, 1994         Incorporated by reference to Exhibit 99.1 to
               between Global Environmental Corp.                 Registrant's Form 8-K dated December 31, 1994.
               and Renaissance Capital Partners,
               Ltd. to exchange $1,600,000 of
               Convertible Debentures for 16,000
               Series B Cumulative Convertible
               Senior Preferred Stock.

10(n)          10% Term Note in principal amount of               Incorporated by reference to Exhibit 10(n) to
               $211,635 due December 31, 1997.                    Registrant's Form 8-K dated December 31, 1994

10(o)          Loan and Security Agreement                        Incorporated by reference to Exhibit 10(o) to
               dated June 23, 1995 between                        Form 10-K dated April 1, 1996
               Danzer Metal Works Co. and Fremont
               Financial Corporation

10(p)          Mortgage Note and Mortgage Agreement dated         Incorporated by reference to Exhibit 10(p) to
               January 25, 1996 of Global Environmental Corp.     Form 10-K dated April 1, 1996
               with Midlantic Bank

10(q)          Loan and Security Agreement dated May 1, 1996,     Filed herewith Exhibit 10 (q)
               between Danzer Industries, Inc and Fremont
               Financial Corporation

10( r)         Common Stock Purchase Agreement between William    Filed herewith Exhibit 10 ( r)
               V. Rice and the Company dated May 21, 1996

21             List of Subsidiaries                               Incorporated by reference to Exhibit 22 to the
                                                                  October 31, 1989 Form 10-K.

(b) Reports on Form 8-K No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 1996

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                GLOBAL ENVIRONMENTAL CORP.


                                BY:  /S/ RUDOLPH W. SCHUSTER
                                     -----------------------------------------
                                      Rudolph W. Schuster, Director,
                                      President and Chief Operating Officer

APRIL 1, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




April 1, 1997


                                 By: /s/William F. Clarke
                                     --------------------------------------
                                     William F. Clarke
                                     Chief Financial and Accounting Officer


April 1, 1997


                                By: /s/Russell G. Cleveland
                                    -----------------------------------------
                                    Russell G. Cleveland, Director


April 1, 1997



                                By: /s/William L. Pryor
                                    -----------------------------------------
                                    William L. Pryor, Director

                    GLOBAL ENVIRONMENTAL CORP AND SUBSIDIARY


Exhibit No. 10 (p)

                                FOURTH AMENDMENT
                         TO LOAN AND SECURITY AGREEMENT
                       BETWEEN DANZER METAL WORKS COMPANY
                       AND FREMONT FINANCIAL CORPORATION

    This THIRD AMENDMENT TO LOAN AND SECURITY AGREEMENT (this "Amendment") is made as of May 1,1996 by and between FREMONT FINANCIAL CORPORATION ("Fremont") and DANZER INDUSTRIES. INC. ("Borrower"), in light of the following:

    WHEREAS, Borrower and Fremont entered into a Loan and Security Agreement dated May 28, 1993 (as amended from time to time, the "Loan Agreement":
Capitalized terms used herein shall have them earnings set forth in the Loan Agreement unless specifically defined herein); and

    WHEREAS, Borrower and Fremont wish to amend the Loan Agreement as set forth herein.

    NOW THEREFORE, in consideration of the mutual promises and agreements of the parties hereinafter set forth and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged the parties hereto agree as follows:

    1. The first sentence of Section 3.1 of the Loan Agreement is deleted in its entirely and replaced with the following:

    3.1 This Agreement shall become effective upon acceptance by Fremont and shall continue in full force and effect for a term ending January 31, 1998 (the Renewal Date) and from year to year thereafter, unless sooner terminated pursuant to the terms hereof.

     2. Borrower reaffirms, ratifies and confirms its Obligations under the Loan Agreement, acknowledges that all the terms and conditions in the Loan Agreement (except as amended herein) remain in full force and effect and further acknowledges that the security interest granted to Fremont in the Collateral is valid and perfected.

    3. Borrower is not aware of any events which now constitute, or with the passage of time or the giving of notice would constitute ,an Event of Default under the Loan Agreement.

    4. This Amendment constitutes the entire agreement of the parties in connection with the agreement of the parties in connection with the subject matter of this Agreement and cannot be changed or terminated orally. All prior agreements, understandings, representations, warranties and negotiations regarding the subject matter hereof, if any, are merged into this Amendment.

    5. This Amendment may be executed in counterparts, each of which, when so executed and delivered shall be deemed an original, and all of such counterparts together shall constitute but one and the same agreement.

    6. This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of New York.

    IN WITNESS WHEREOF, Borrower and Fremont have executed this Amendment as of the date first written above.

                                FREMONT FINANCIAL
                                   CORPORATION,
                                a California corporation,


                                By: --------------------------------
                                Print Name:
                                Title/Capacity:


                                DANZER INDUSRIES,INC
                                a Maryland corporation,


                                By: ---------------------------------
                                Print Name:
                                Title/Capacity:

                    GLOBAL ENVIRONMENTAL CORP AND SUBSIDIARY

Exhibit No. 10 (r)


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

        (d) Stock Ownership. Rice is the lawful record and beneficial owner of 517,000 shares of Common Stock of Global, and has an option or a derivative
    right in     additional shares of Global Common Stock. These securities are free and clear of any and all security interest, liens, encumbrances, claims, pledges, rights, charges, escrow, options, rights of first refusal, contracts, commitments, understandings and obligations of any kind. Rice has the full right, power, and authority to sell the Stock to be transferred by him pursuant to the terms and conditions of this Agreement, and these securities represent 100% of Rice's ownership interest in Global. Immediately after the Closing, Global shall be the lawful and beneficial owner of 517,000 shares of Global, free and clear of any and all security interests, liens, encumbrances, claims, pledges, rights, charges, escrow, options, rights of first refusal, contracts, commitments, understandings or obligation of any kind, except as may arise from acts or omissions of Global. The execution, delivery, and performance of this Agreement and the other instruments and agreements to be executed, delivered, and performed by Rice pursuant hereto, and the consummation of the transaction contemplated hereby and thereby do not and will not, with or without the giving of notice and/or the passage of time, violate or conflict with or result in a breach or termination of any provision of, or constitute a default under, any order, judgment, decree, stature, regulation, contract, agreement, or any other restriction of any kind or description to which Rice is a party or by which Rice may be bound. Rice acknowledges that he was the founder of Global and its predecessor companies and is fully aware of the financial conditions of both Global and Rage, and that until April 9,1996, Rice held the position of President and member of the Board of Directors. Rice acknowledges that

    Global makes no representations or warranties as to the present or future financial health of Rage.

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

        (1) The following legend under the Securities Act:

            "THE SHARES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED, OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER SUCH ACT, OR UNLESS THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL OR OTHER EVIDENCE, SATISFACTORY TO THE COMPANY AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED."

       (2) Any legend imposed or required by the Company's Bylaws or applicable state securities laws.

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

        (i) Capitalization. Rice warrants that Global Environmental Corp. owns 100% of the issued and outstanding shares of capital stock of Global Environment Holdings, Inc. and Global Environmental Holdings, Inc. owns 100% of the issued and outstanding stock of Rage, Inc.

        (j) Vote of stock. Rice agrees to vote all his shares held in Global in favor of the transaction contemplated herein.

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

    UNDER PROVISION OF THE PENNSYLVANIA SECURITIES ACT OF 1972 (THE "1972 ACT"), EACH PENNSYLVANIA RESIDENT SHALL HAVE THE RIGHT TO WITHDRAW HIS ACCEPTANCE WITHOUT INCURRING ANY LIABILITY TO THE SELLER, UNDERWRITER (IFANY) OR ANY OTHER PERSON, WITHIN TWO BUSINESS DAYS FROM THE DATE OF RECEIPT BY THEISSUER OF HIS WRITTEN BINGING CONTRACT OF PURCHASE OR IN THE CASE OF A TRANSACTION IN WHICH THERE IS NO WRITTEN BINDING CONTRACT OF PURCHASE, WITHIN TWO BUSINESS DAYS AFTER HE MAKES THE INITIAL PAYMENT FOR THE SECURITIES BEING

OFFERED. TO ACCOMPLISH THIS WITHDRAWAL, A SUBSCRIBER NEED ONLY SEND A LETTER OR TELEGRAM TO THE SELLING AGENT AT THE ADDRESS SET FORTH IN THE TEXT OF THE MEMORANDUM, INDICATING HIS OR HER INTENTION TO WITHDRAW. SUCH LETTER OR TELEGRAM SHOULD BE SENT OR POSTMARKED PRIOR TO THE END OF THE AFOREMENTONED SECOND BUSINESS DAY. IT IS PRUDENT TO SEND SUCH LETTER BY CERTIFIED MAIL, RETURN RECEIPT REQUESTED, TO ENSURE THAT IT WAS RECEIVED AND ALSO TO EVIDENCE THE TIME WHEN IT WAS MAILED. IF THE REQUEST IF MADE ORALLY (IN PERSON OR BY TELEPHONE, TO THE SELLING AGENT AT THE NUMBER LISTED IN THE NTEXT OF THE MEMORANDUM), A WRITTEN CONFIRMATION THAT THE REQUEST HAS BEEN RECEIVED SHOULD BE REQUESTED.

    The parties have duly executed this Agreement as of the date first above written.

                                  GLOBAL ENVIRONMENTAL CORP.


                                  By:----------------------------
                                     Lawrence Beer
                                     President


                                  GLOBAL ENVIRONMENTAL HOLDINGS, INC.

                                  By:-------------------------------
                                     Lawrence Beer
                                     President

                                  WILLIAM V. RICE

                                  By: -------------------------------
                                      William V. Rice
                                      Individually



I, Leonora C. Rice, understand that this contract transfers legal title to securities and assets that I may have an ownership interest in based on community property laws. I hereby consent to this contract and shall be legally bound by its terms and conditions.

                                  By:----------------------------------
                                     Leonora C. Rice

                           GLOBAL ENVIRONMENTAL CORP.
                                 AND SUBSIDIARY

                                  YEARS ENDED
                        OCTOBER 31, 1996, 1995 AND 1994

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                          PAGE(S)
                                                          -------
CONSOLIDATED FINANCIAL STATEMENTS:
Independent Auditors' Report                              F-1
Consolidated Balance Sheets--October 31, 1996 and 1995    F-2
Consolidated Statements of Operations--Years Ended        F-3
  October 31, 1996, 1995 and 1994
Consolidated Statements of Changes in Stockholders'       F-4
  Equity (Deficiency) Years Ended October 31, 1996, 1995
  and 1994
Consolidated Statements of Cash Flows--Years Ended        F-5 to F-6
  October 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements                F-7 to F-22

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Global Environmental Corp.
Hagerstown, Maryland

    We have audited the accompanying consolidated balance sheets of Global Environmental Corp. and Subsidiary as of October 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Environmental Corp. and Subsidiary as of October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced substantial losses from operations and at October 31, 1996 had a working capital deficiency. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in Note 6 to the financial statements, the Company adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," effective November 1, 1993.

January 15, 1997,
 Except for the last paragraph of Note 2,
    which is as of March 25, 1997
Plymouth Meeting, Pennsylvania

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1996 AND 1995

                                     ASSETS

                                                                        1996         1995
                                                                     -----------  -----------
CURRENT ASSETS
  Cash.............................................................  $    50,008  $   335,979
  Accounts receivable, net of allowance for doubtful accounts of
   $52,188, 1996 and $38,409, 1995.................................    1,436,339      906,897
  Inventories......................................................      791,758      790,903
  Prepaid expenses and other.......................................       75,717       52,919
                                                                     -----------  -----------
    Total current assets...........................................    2,353,822    2,086,698
                                                                     -----------  -----------
PROPERTY, PLANT AND EQUIPMENT
  Land.............................................................       25,797       25,797
  Building and improvements........................................    1,385,502    1,370,328
  Equipment........................................................    2,273,920    2,383,102
                                                                     -----------  -----------
                                                                       3,685,219    3,779,227
  Less--accumulated depreciation and amortization..................   (2,076,765)  (2,015,605)
                                                                     -----------  -----------
    Total property, plant and equipment, net.......................    1,608,454    1,763,622
                                                                     -----------  -----------
OTHER ASSETS
  Property under agreement of sale.................................      344,127      --
  Miscellaneous....................................................           93       40,838
                                                                     -----------  -----------
                                                                         344,220       40,838
                                                                     -----------  -----------
                                                                     $ 4,306,496  $ 3,891,158
                                                                     -----------  -----------
                                                                     -----------  -----------

    See Notes to Consolidated Financial Statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 1996        1995
                                             ----------  -----------
CURRENT LIABILITIES
  Current portion of long-term debt........  $  544,725   $  182,061
  Mortgage payable.........................     344,127           --
  Accounts payable.........................   1,337,117    1,044,159
  Accrued salaries and wages...............     147,807      124,787
  Accrued expenses, other..................     381,482      322,420
    Net liabilities of discontinued
     operations............................         --        52,677
                                             ----------   ----------
    Total current liabilities..............   2,755,258    1,726,104
                                             ----------   ----------
LONG-TERM DEBT, net of current portion.....   1,344,182    1,604,567
                                             ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.0001 per share;
  20,000,000 shares authorized, 13,815,603
  and 2,465,144 shares issued in 1996 and
  1995, respectively.......................       1,382          247
Preferred stock, $.001 par value, 5,000,000
  shares authorized; Class of 10%
  Cumulative Convertible Senior Preferred
  Stock, 10,500 shares authorized, 4,550
  and 7,550 shares issued and outstanding
  in 1996 and 1995, respectively (total of
  $399,044, 1996 and $662,150, 1995);
Series B Cumulative Convertible Senior
  Preferred Stock, 16,000 shares
  authorized, no shares issued and
  outstanding in 1996 and 16,000 shares
  issued and outstanding in 1995 (total of
  $1,511,319)..............................      399,04    2,173,469
Additional paid-in capital.................   4,554,102    1,877,784
Accumulated deficit........................  (4,654,412)  (3,491,013)
Less: Treasury stock, at cost
 612,579 shares, 1996 and 95,579 shares,
 1995.....................................      (93,060)          --
                                             ----------   ----------
    Total stockholders' equity.............     207,056      560,487
                                             ----------   ----------
                                             $4,306,496   $3,891,158
                                             ----------   ----------
                                             ----------   ----------

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
NET SALES...............................................................  $  8,153,689  $  7,525,757  $  6,648,477
COST OF GOODS SOLD......................................................     6,993,068     6,627,237     6,501,534
                                                                          ------------  ------------  ------------
  Gross profit..........................................................     1,160,621       898,520       146,943
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES............................     1,580,394     1,173,162     1,147,586
                                                                          ------------  ------------  ------------
  Loss from operations..................................................      (419,773)     (274,642)   (1,000,643)
                                                                          ------------  ------------  ------------
INTEREST EXPENSE........................................................      (239,310)     (265,542)     (332,465)
INTEREST INCOME.........................................................           931         3,522         2,348
OTHER INCOME............................................................       155,858        (6,227)      115,179
                                                                          ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS.........................................      (502,294)     (542,889)   (1,215,581)
                                                                          ------------  ------------  ------------
DISCONTINUED OPERATIONS
  Income (loss) from operations of discontinued segment.................      (210,195)      153,955       236,921
  Loss on disposal of segment...........................................      (215,406)      --            --
                                                                          ------------  ------------  ------------
    Loss from discontinued operations...................................      (425,601)      153,955       236,921
                                                                          ------------  ------------  ------------
NET LOSS                                                                     ($927,895)    ($388,934)    ($978,660)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
PER COMMON SHARE DATA
  Loss from continuing operations......................................          ($.32)        ($.32)        ($.52)
  Income (loss) from operations of discontinued segment                           (.09)          .06           .10
  Loss on disposal of segment..........................................           (.09)           --            --
                                                                          ------------  ------------  ------------
  Net loss.............................................................          ($.50)        ($.26)        ($.42)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
WEIGHTED AVERAGE SHARES OUTSTANDING.....................................     2,339,756     2,369,565     2,360,966
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    See Notes to Consolidated Financial Statements.

                                     GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                         STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                                                                PREFERRED STOCK
                                                                                                10% AND SERIES B
                                                                       COMMON STOCK             PREFERRED STOCK
                                                                    SHARES       AMOUNT       SHARES       AMOUNT
                                                                 ------------  ---------   -----------  -----------
Balance, October 31, 1993......................................    2,434,374    $   243            --    $       --

Issuance of 30,770 common shares...............................       30,770          4            --            --

Issuance of 7,550 preferred shares.............................           --         --         7,550       662,150

Net loss.......................................................           --         --            --            --

Dividends on preferred stock...................................           --         --            --            --
                                                                 ------------  ---------   -----------  -----------
Balance, October 31, 1994......................................     2,465,144       247         7,550       662,150

Issuance of 16,000 Series B preferred shares...................           --         --        16,000     1,511,319

Net loss.......................................................           --         --            --            --

Dividends on preferred stock...................................           --         --            --            --
                                                                 ------------  ---------   -----------  -----------
Balance, October 31, 1995......................................     2,465,144       247        23,550     2,173,469

Acquisition of treasury stock in connection with disposal of
  segment......................................................           --         --            --            --

Issuance of 1,200,000 common shares............................     1,200,000       120            --            --

Conversion of Series A (3,000) and Series B (16,000) preferred shares and Renaissance term note and related accrued interest
  and dividends................................................    10,150,459     1,015       (19,000)   (1,774,425)

Net loss.......................................................           --         --            --            --

Dividends on preferred stock...................................           --         --            --            --
                                                                 ------------  ---------   -----------  -----------

Balance, October 31, 1996......................................    13,815,603   $ 1,382         4,550    $  399,044
                                                                 ------------  ---------   -----------  -----------
                                                                 ------------  ---------   -----------  -----------

                                 See Notes to Consolidated Financial Statements.

                                                                 ADDITIONAL                     TREASURY STOCK
                                                                  PAID-IN    ACCUMULATED   ----------------------------
                                                                  CAPITAL      DEFICIT     SHARES    AMOUNT    TOTAL
                                                                 ----------  ------------  -------  --------  ---------
Balance, October 31, 1993......................................  $1,865,288  ($ 1,902,842)  95,579   $    --   ($37,311)

Issuance of 30,770 common shares...............................      12,496            --       --        --     12,500

Issuance of 7,550 preferred shares.............................          --            --       --        --    662,150

Net loss.......................................................          --      (978,660)      --        --   (978,660)

Dividends on preferred stock...................................          --       (11,742)      --        --    (11,742)
                                                                 ----------  ------------  -------  --------  ---------

Balance, October 31, 1994......................................   1,877,784    (2,893,244)  95,579        --   (353,063)

Issuance of 16,000 Series B preferred shares...................          --            --       --        --  1,511,319

Net loss.......................................................          --      (388,934)      --        --   (388,934)

Dividends on preferred stock...................................          --      (208,835)      --        --   (208,835)
                                                                 ----------  ------------  -------  --------  ---------

Balance, October 31, 1995......................................   1,877,784    (3,491,013)  95,579        --    560,487

Acquisition of treasury stock in connection with disposal of
  segment......................................................          --            --  517,000   (93,060)   (93,060)

Issuance of 1,200,000 common shares............................     299,880            --       --        --    300,000

Conversion of Series A (3,000) and Series B (16,000) preferred shares and Renaissance term note and related accrued interest
  and dividends................................................   2,376,438            --       --        --    603,028

Net loss.......................................................          --      (927,895)      --        --   (927,895)

Dividends on preferred stock...................................          --      (235,504)      --        --   (235,504)
                                                                 ----------  ------------  -------  --------  ---------

Balance, October 31, 1996......................................  $4,554,102  ($ 4,654,412) 612,579  ($93,060)  $207,056
                                                                 ----------  ------------  -------  --------  ---------
                                                                 ----------  ------------  -------  --------  ---------

                                                               F-6

                                          GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          1996         1995          1994
                                                                                       ----------   ----------   ------------
OPERATING ACTIVITIES
  Net loss                                                                             ($927,895)   ($388,934)   ($  978,660)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization................................................      183,623      250,648        242,683
      Write-off of deferred financing fees.........................................           --       86,569             --
      Provision for bad debts......................................................       38,500       38,500         21,618
      Gain on sale of equipment....................................................           --           --        (26,227)
      Net loss on disposition of items
        included in discontinued segment...........................................       21,843           --            --
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable..........................................................     (567,942)     320,797       (234,812)
      Inventories..................................................................         (855)     267,898        (75,801)
      Net assets from discontinued operations......................................           --      133,114         (2,748)
      Prepaid expenses and other...................................................      (22,798)      22,159        (54,078)
      Other assets, net............................................................       40,745      (19,447)            879
    Increase (decrease) in:
      Accounts payable.............................................................      292,958      288,355        138,804
      Net liabilities from discontinued operations.................................     (167,580)          --             --
      Accrued salaries and wages...................................................       23,020      (78,600)       203,387
      Accrued expenses, other......................................................      226,326     (181,008)      (193,914)
                                                                                       ----------   ----------   ------------
          Net cash provided by (used in) operating activities......................     (860,055)     740,051       (958,869)
                                                                                       ----------   ----------   ------------
INVESTING ACTIVITIES
  Purchase of property, plant and equipment........................................      (65,199)     (93,337)      (153,452)
  Investment in joint venture......................................................           --         (320)        (8,630)
  Proceeds from sale of equipment..................................................       36,744           --         46,286
                                                                                       ----------   ----------   ------------
          Net cash used in investing activities....................................      (28,455)     (93,657)      (115,796)
                                                                                       ----------   ----------   ------------
FINANCING ACTIVITIES
  Net borrowings (repayments) under revolving loan agreement.......................      497,111     (288,485)       333,530
  Proceeds from the issuance of long-term debt.....................................           --           --        575,891
  Payments of long-term debt.......................................................     (183,197)    (235,140)      (199,565)
  Payment of legal fees in connection with conversion of
    debt to preferred stock........................................................           --      (88,681)            --
  Payments of loan acquisition fees................................................           --           --        (15,000)
  Net proceeds from the issuance of preferred stock................................           --           --        662,150
  Net proceeds from the issuance of common stock...................................      300,000           --             --
  Payment of dividends on preferred stock..........................................      (11,375)     (46,708)       (11,742)
                                                                                       ----------   ----------   ------------
          Net cash provided by (used in) financing activities......................      602,539     (659,014)     1,345,264
                                                                                       ----------   ----------   ------------
NET INCREASE (DECREASE) IN CASH....................................................     (285,971)     (12,620)       270,599
CASH, BEGINNING....................................................................      335,979      348,599         78,000
                                                                                       ----------   ----------   ------------
CASH, ENDING.......................................................................    $  50,008    $ 335,979     $  348,599
                                                                                       ----------   ----------   ------------
                                                                                       ----------   ----------   ------------

                                 See Notes to Consolidated Financial Statements.


                                                                        YRS ENDED OCTOBER 31,
                                                                        ---------------------
                                                                    1996         1995         1994
                                                                  --------    ----------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for interest.......................................   $239,310    $  210,984    $362,465
                                                                  --------    ----------    --------
                                                                  --------    ----------    --------

  NON-CASH FINANCING ACTIVITIES:
    Conversion of Renaissance debt to preferred stock..........         --    $1,600,000          --
                                                                              ----------
                                                                              ----------

    Reclass of revolving loan to long-term debt
      due to modification of loan agreement....................         --    $  933,530          --
                                                                              ----------
                                                                              ----------

    Conversion of 10% (3,000) and Series B (16,000)
      Preferred Shares and related accrued dividends
      and Renaissance term note and related accrued
      interest to common stock.................................   $603,028            --          --
                                                                  --------
                                                                  --------

    Accrual of dividends on Senior Preferred Stock
      10% Cumulative Convertible...............................   $ 75,504    $   28,794          --
                                                                  --------    ----------
                                                                  --------    ----------
    Series B Cumulative Convertible............................   $160,000    $  133,333          --
                                                                  --------    ----------
                                                                  --------    ----------

    Issuance of long-term debt in connection with
      purchase of equipment....................................         --            --    $439,100
                                                                                            --------
                                                                                            --------

    Issuance of 30,770 shares of common stock
      in connection with a legal settlement....................         --            --    $ 12,500
                                                                                            --------
                                                                                            --------

    Reclass of accrued interest to long-term debt
      in connection with Renaissance conversion................         --            --    $ 28,298
                                                                                            --------
                                                                                            --------

NON-CASH INVESTING ACTIVITIES:
  Reclass of deposit on equipment purchase.....................         --            --    $ 21,451
                                                                  --------    ----------    --------
                                                                  --------    ----------    --------
  Reclass of property to property under
    agreement of sale in connection with
    disposal of Rage and reclass of related
    mortgage payable...........................................   $344,127
                                                                  --------
                                                                  --------


                                 See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Description of Business

    Global Environmental Corp. (the "Company") was incorporated on October 6, 1987. Effective August 1, 1988, Global Environmental Corp. acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. ("Global Holdings").
    Danzer Industries, Inc.("Danzer"), a wholly-owned subsidiary of Global Holdings, is principally engaged in the design, manufacture and installation of fabricated metal products. Products produced are normally based upon specifications received from customers. Danzer's revenues (subsequent to the sale of the Company's Rage subsidiary as described below) represent approximately 100% of the Company's revenues and are generated throughout the United States.

    Rage Inc. ("Rage") was a wholly-owned subsidiary of Global Holdings through April 30, 1996 and was engaged in the business of engineering and supplying pneumatic material handling systems throughout the United States. Effective April 30, 1996, Rage was sold to a third party. Accordingly, the results of Rage's operations for the fiscal year ended October 31, 1996 are presented as "discontinued operations" in the consolidated statement of operations (Note 3). The results of Rage's operations for the fiscal years ended October 31, 1995 and 1994 have been reclassified to conform with the 1996 method of presentation.

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

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and, at October 31, 1996 and 1995 are comprised of the following components:

                                                           1996       1995
                                                           ----       ----
         Raw materials and supplies................  $  420,469  $  443,965
         Work-in-process...........................     286,122     161,960
         Finished goods............................      85,167     184,978
                                                     ----------  ----------
                                                     $  791,758  $  790,903
                                                     ----------  ----------
                                                     ----------  ----------

    Work-in-process and finished goods include purchased materials, direct labor and allocated overhead.

            Property, Plant and Equipment

    Property, plant and equipment are stated at cost and are depreciated on the straight-line method over the following estimated useful lives:

            Building and improvements              10 to 30 years
            Equipment                               5 to 20 years

    Depreciation expense of property, plant and equipment for the years ended October 31, 1996, 1995 and 1994 included in continuing operations was $183,623, $184,547, and $164,443, respectively.

         Concentration of Credit Risk

    The Company maintains cash balances at a bank, which at various times throughout the year, exceeded the Federal Deposit Insurance Corporation
(FDIC) limit.
                                    F-10

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Major Customers

    The following is a list of the Company's customers which represent 10% or more of consolidated net sales (from continuing operations):


                         TOTAL PERCENTAGE OF NET SALES
                             YEAR ENDED OCTOBER 31,
                             ----------------------
                                   1996         1995         1994
                                   ----         ----         ----
Elevator Manufacturer.....          10%          11%          10%
Truck Body Manufacturer...          29%          32%          32%


         Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications
    Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

         Recently Issued Accounting Standards
    In March 1995, FASB issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement"). The Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The standard is effective for the Company's fiscal year beginning November 1, 1996. The Company has not determined the effect, if any, that this Statement will have on its financial position or results of operations.
                                    F-11

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Recently Issued Accounting Standards (Continued)

    In October 1995, FASB issued SFAS _123, "Accounting for Stock-Based Compensation," ("Statement") which provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion _25, "Accounting for Stock Issued
To Employees" (APB _25). FASB encourages entities to adopt the fair value-based method but does not require adoption of this method. The Standard will be effective for the Company's fiscal year beginning November 1, 1996. The Company anticipates that it will continue its current accounting policy; SFAS _123 is not expected to have a material impact on its financial position or its results of operations.

    In February 1997, the FASB issued SFAS _128 "Earnings per Share" and
SFAS _129, "Disclosure of Information About Capital Structures" (the "Statements") which specify new computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock and require additional information to be disclosed for capital structures of certain companies. The Statements are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the effect the Statements will have on its financial condition or results of operations.

          NOTE 2. FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S
                     PLANS

    The Company had net sales of $8,153,689 for the year ended October 31, 1996 (an 8% increase over the prior year) and a loss from continuing operations of $502,294. Working capital decreased from 1995 to 1996 to a deficiency of $401,436 at October 31, 1996. This was due primarily to the reclassification from long-term debt of the note payable to joint venture of $345,000 and mortgage payable of $344,127 to current liabilities. Stockholders' equity decreased by $353,431 to $207,056 at October 31, 1996 due to dividends accrued and a net loss incurred, offset by the issuance of common stock and the conversion of certain debt, and accrued interest and dividends on common stock.
                                    F-12

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 2.      FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS
               (Continued)

    During the first quarter of fiscal 1994, the Company entered into a joint venture agreement (the "Agreement") with Cadema Corporation ("Cadema"). The joint venture was capitalized by Cadema with $350,000 in cash and by Global with $1,000 in cash. The joint venture's principal objective is to provide the partners with current income by contracting for the design and installation of air pollution control equipment in its name in all areas of the world outside the United States and its territories. The term of the Agreement expires December 31, 1998, unless otherwise extended. Income or loss from the joint venture will be allocated 51% to Cadema and 49% to the Company. The Agreement allows Global, subject to certain conditions, to acquire Cadema's interest in the joint venture for 875,000 shares of Global common stock or $350,000 in cash or an amount equal to Cadema's capital account, whichever is greater, subject to certain antidilution provisions. The Agreement also allows for quarterly distributions of income and capital to the joint venture partners. The Company had borrowed approximately $364,000 from the joint venture as of October 31, 1996. Because of the sale of the Company's Rage Subsidiary (Note 3), it is not anticipated that the Joint Venture will provide significant revenue or earnings for the Company in the future. In addition, Management is presently negotiating with the other party to the Joint Venture with respect to payment by the Company of the loan due to the Joint Venture.

    In September 1994, the Company completed a 10% Cumulative Convertible Senior Preferred Stock offering whereby 7,550 shares were issued. The Company realized $662,150 of net proceeds, after placement fees and expenses of approximately $93,000. The funds were used to expand the Company's new Morrison product line and provide working capital for overall business activity. During 1996, 3,000 of such shares were converted to common stock and subsequent to October 31, 1996, shareholders representing the remaining 4,550 shares agreed to convert their preferred shares and related accrued dividends to common stock (see Note 7).

    Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount of 1991 and 1992 convertible debentures for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock. At October 31, 1996, such preferred shares, related accrued dividends, a related term note and accrued interest were converted to common stock (see Note 7).

    As of October 31, 1996, the Company was in violation of certain loan covenants with Fremont Financial Corporation and has received waivers of such noncompliance through November 1, 1997. In addition, the terms of the Loan and Security Agreement with Fremont were modified in 1996 and extend payment of principal until January 1998.
                                    F-13

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 2.FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS(Continued)

    In February 1996, the Company's revolving loan payable to Fremont Financial Corporation was increased by $200,000. The increase enabled the Company to borrow $200,000 in excess of their previously allowed borrowings under the revolving loan agreement and provided additional working capital for overall business activity. During fiscal 1996, this increase in the revolving loan was reclassified as a term loan (Note 5).
    The Company's ability to meet certain interest and principal payments and its working capital needs in order to execute its backlog and generate sales volume during fiscal 1997, will be dependent upon the success of the Company's efforts to increase sales volume, the profitability of new business generated and the ability to secure additional financing.
    In March 1997, the Company received $150,000 from Renaissance Capital Group, Inc. in the form of convertible debt. The debt bears interest at 10% per annum. Principal and any accrued and unpaid interest is due and payable in March 1999. The loan is convertible to common shares upon the Company obtaining a loan secured by certain land and building owned by the Company. In addition, between November 1, 1996 and March 25, 1997, shareholders of the Company's remaining 4,550 shares of preferred stock agreed to convert such preferred stock to common stock (Note 7). The Company is also in negotiations for the closing of a $650,000 mortgage on its Hagerstown, Maryland facility, which funds are expected to repay certain term debt and to provide working capital.

NOTE 3.     DISCONTINUED OPERATIONS
    On April 30, 1996, the Company adopted a formal plan to sell its Rage subsidiary to the past President and Chief Executive Officer of the Company ("Buyer"). On May 22, 1996, the Company completed the sale of all of the outstanding stock of Rage. The net assets of Rage consisted primarily of accounts receivable, inventories, and property, plant and equipment less accounts payable and accrued expenses. The transaction required the Company to pay $104,600 in cash, and transfer certain real property and improvements with a net book value of approximately $464,000 in exchange for 517,000 shares of the common stock of the Company owned by the Buyer, cancellation of an employment agreement with the Buyer and assumption by the Buyer of the Company's mortgage amounting to approximately $349,000 related to the real property transferred. The common stock previously owned by the Buyer was recorded as treasury stock in the amount of $93,060 based upon the fair value of the Company's common stock at the date of the transaction.
                                    F-14

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 3.      DISCONTINUED OPERATIONS (Continued)
    Operating results of Rage, Inc. for the year ended October 31, 1996 are shown separately in the accompanying statement of operations as discontinued operations for the period November 1, 1995 through April 30, 1996. The statements of operations for 1995 and 1994 have been similarly reclassified.

    Net sales of Rage Inc. were approximately $1,118,000, $5,001,000 and $5,064,000 for the six months ended April 30, 1996 and the years ended October 31, 1995 and 1994, respectively. These amounts are not included in net sales in the accompanying statements of operations.

    The loss from operations of Rage totaled $210,195 for the six months ended April 30, 1996. The loss on sale of Rage was $215,406.

    Assets and liabilities relating to discontinued operations have been reclassified as of October 31, 1995 and have been separately classified in the accompanying balance sheet at October 31, 1995 as "net liabilities of discontinued operations". Assets and liabilities of Rage sold effective April 30, 1996 and "net liabilities of discontinued operations" at October 31, 1995 consisted of:


                                        APRIL 30,1996  OCTOBER 31, 1995
                                        -------------  ----------------
Accounts receivable, net                  $   364,000    $     814,000
Inventories                                   134,000          142,000
Property, plant and equipment, net            521,000          532,000
Other assets                                  209,000          323,000
                                          -----------    -------------
                                            1,228,000        1,811,000
Accounts payable and accrued expenses       (749,000)      (1,509,000)
Mortgage payable                            (350,000)        (355,000)
                                          -----------    -------------

      Net assets (liabilities)            $   129,000      ($  53,000)
                                          -----------    -------------
                                          -----------    -------------

    In accordance with the terms of the Common Stock Purchase Agreement (the "Agreement"), the Buyer assumed certain mortgage debt on real property and improvements sold by Global to the Buyer and has been making the required monthly payments. As of October 31, 1996, the Company has not been released by the mortgagor from this obligation and, accordingly, has recorded "property under agreement of sale" and "mortgage payable" in the amount of $344,127 in the accompanying October 31, 1996 balance sheet. The terms of the mortgage require monthly principal and interest payments, with a final payment due April 30, 1997. Interest is at 9% and the loan is collateralized by certain land and building.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

NOTE 4.        NOTE PAYABLE

    Effective May 28, 1993, Danzer entered into a loan and security agreement (the "Agreement") with Fremont Financial Corporation comprised of a revolving credit facility (the "Facility") and an equipment term loan (the "Term Loan"). The amount available under the Facility is based on a defined percentage of eligible accounts receivable and inventory. The Company had drawn $942,165 at October 31, 1996. The maximum amounts available under the Facility and the term loan are $1,150,000 and $350,000, respectively. Borrowings under the Agreement accrue interest at prime plus 4.5% (13.25% at October 31, 1996). The Agreement was amended on May 21, 1996, extending the term of the Agreement to January 31, 1998 (Note 5).

    Under the terms of the Agreement, borrowings are collateralized by real estate and Danzer's accounts receivable, inventory and equipment. The Agreement provides for certain restrictions including, but not limited to, the Company's ability to: a) sell, lease, transfer, exchange or otherwise dispose of any assets except in the ordinary course of business; b) enter into any merger, consolidation, or acquisition of any other business organization; c) guaranty or otherwise become in any way liable with respect to the obligations of any third party; or d) change its ownership by greater than 10%. The Agreement also restricts: payment of compensation and loans and advances to executives, officers, directors and certain others; capital expenditures to a specified level; and distributions to Danzer's Parent. For the year ended October 31, 1996, the Company was in violation of certain covenants and received a waiver through November 1, 1997 for such noncompliance.


NOTE 5.     LONG-TERM DEBT

          Consolidated long-term debt consists of the following:

                                                              OCTOBER 31,
                                                              -----------
                                                             1996      1995
                                                             ----      ----

      Revolving note payable to Fremont Financial
        due January 1998 (Note 4)                       $ 942,165  $ 645,045
      Note payable to joint venture;
        interest-free, principal due December 31, 1996    345,000    345,000
      10% Term Note payable to Renaissance Capital
       Partners, Ltd. (Renaissance):
       interest payable quarterly commencing March 31,
       1995; converted to common stock in 1996 (Note 7)         -    211,635

                                    F-16

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 5.        LONG-TERM DEBT (Continued)


                                                                   OCTOBER 31,
                                                                   -----------
                                                            1996          1995
                                                            ----          ----
     Term Loan payable to Fremont Financial;
   monthly principal payments of $5,833 plus
   interest at prime plus 4.5%; through May 2000
   (Note 4)                                         $    246,500  $    116,667
Term Loans payable to US Amada, Ltd.;
   monthly principal payments ranging from $3,450
   to $9,063 plus interest at 8.5% to 8.75%; final
   balance due October 1, 1999; collateralized by
   equipment                                             355,242       465,037
Other                                                          -         3,244
                                                      -----------   ----------
                                                       1,888,907     1,786,628
   Less- current portion                               (544,725)     (182,061)
                                                      -----------   ----------

   Total long-term debt                               $1,344,182    $1,604,567
                                                      -----------   ----------
                                                      -----------   ----------

      Maturities on long-term debt as of October 31, 1996 are as follows:

      YEARS ENDING
       OCTOBER 31,                                        AMOUNT
       -----------                                        ------
         1997                                             $ 544,725
         1998                                             1,148,652
         1999                                               159,018
         2000                                                36,512
                                                         ----------
                                                         $1,888,907
                                                         ----------
                                                         ----------

    The President of the managing General Partner of Renaissance is also a Director of the Company. Interest expense incurred to Renaissance in 1996, 1995 and 1994 was $21,164, $21,164 and $200,000, respectively.
                                    F-17

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 6.     INCOME TAXES

    The Company files a consolidated income tax return for Federal tax purposes. Global Environmental Corp., Global and each of Global's subsidiaries file separate state income tax returns. Effective November 1, 1993, the Company changed its method of accounting for income taxes to comply with Statement of Financial Accounting Standards (SFAS) _109, "Accounting for Income Taxes." A requirement of SFAS _109 is that deferred tax assets and liabilities be recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered. In accordance with SFAS _109, the Company elected to adopt this statement prospectively in fiscal year 1994 by determining an adjustment for the cumulative effect on prior years of the change in method of accounting for income taxes. At November 1, 1993, the cumulative effect on prior years of adopting SFAS _109 was $-0-.

    Total income tax benefit from continuing operations amounted to $-0- in each of 1996, 1995 and 1994 (effective tax rates of 0%,in each of the three years) compared to income tax benefit of ($171,000), ($185,000), and ($413,000) computed by applying the statutory rate of 34.0% to continuing loss before income taxes. These differences are accounted for as follows:

                                                      1996
                                                      ----
                                                                 PERCENT OF
                                                     AMOUNT      PRETAX LOSS
                                                     ------      -----------
Computed "expected" tax benefit                    ($171,000)          (34.0%)
Decrease in benefit due to valuation allowance
         provided for deferred tax assets          171,000             34.0%
                                                  ---------            -----
                                                    $     -               0%
                                                  ---------              ---
                                                  ---------              ---
                                                       1995
                                                       ----

                                                                   PERCENT OF
                                                       AMOUNT      PRETAX LOSS
                                                      ---------  -------------
Computed "expected" tax benefit                      ($185,000)        (34.0%)
Decrease in benefit due to valuation allowance
      provided for deferred tax assets                  185,000          34.0%
                                                      ---------          -----
                                                        $     -             0%
                                                      ---------          -----
                                                      ---------          -----

                                    F-18

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 6.        INCOME TAXES (Continued)

                                                                   PERCENT OF
                                                       AMOUNT      PRETAX LOSS
                                                      ---------  -------------
Computed "expected" tax benefit                      ($413,000)        (34.0%)
Decrease in benefit due to valuation allowance
      provided for deferred tax assets                  413,000          34.0%
                                                      ---------          -----
                                                        $     -             0%
                                                      ---------          -----
                                                      ---------          -----


    Deferred income tax assets (liabilities) result from differences in the recognition of revenues and expenses for income tax and financial reporting purposes.

    The net deferred tax assets at October 31, 1996 and 1995 include the following:

                                                           1996         1995
                                                           ----         ----
Deferred tax asset                                   $1,484,000      $770,000
Deferred tax liability                                (173,000)     (125,000)
Valuation allowance for deferred tax asset          (1,311,000)     (645,000)
                                                   ------------    ----------
                                                        $     -       $     -
                                                   ------------    ----------
                                                   ------------    ----------

    The Company has recorded a valuation allowance for its entire net deferred tax asset at October 31, 1996 and 1995 since management believes that it is more likely than not that the deferred tax asset will not be realized.

    The tax effect of major temporary differences that gave rise to the Company's net deferred tax assets at October 31, 1996 and 1995 are as follows:

                                                             1996         1995
                                                             ----         ----
Net operating loss carryforward                        $1,484,000     $770,000
Depreciation                                            (173,000)    (125,000)
                                                     ------------   ----------
                                                       $1,311,000     $645,000
                                                     ------------   ----------
                                                     ------------   ----------

                                    F-19

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 6.        INCOME TAXES (Continued)

    As of October 31, 1996, the Company has available Federal net operating loss carryforwards of approximately $3,709,000 that may be applied against future taxable income. These carryforwards expire at various dates through fiscal 2011.

NOTE 7.        STOCKHOLDERS' EQUITY

    On May 7, 1990, the Company's stockholders approved a stock option plan to issue both "qualified" and "non-qualified" stock options. Under the Plan, 800,000 options to purchase shares of the Company's common stock may be issued at the discretion of the Company's Board of Directors. The option price per share will be determined by the Company's Board of Directors, but in no case will the price be less than 85% of the fair value of the common stock on the date of grant. Options under the Plan will have a term of not more than ten years with accelerated termination upon the occurrence of certain events. As of October 31, 1996 there were 25,000 options outstanding with an exercise price of $.48 per share. During the year ended October 31, 1995, 350,000 options were granted and 280,000 operations were terminated. During the year ended October 31, 1995, there were 375,000 options outstanding. Exercise prices at October 31, 1995 ranged from $.30 to $.48 per share with 200,000 options, 150,000 options and 25,000 options exercisable at $.30, $.35, and $.48 per share, respectively. No options were exercised during the years ended October 31, 1996 or 1995. During the year ended
October 31, 1996, no options were granted and 350,000 options were terminated.

    In connection with a legal settlement during 1994, the Company issued 30,770 shares of common stock, par value $.0001 per share, and warrants to purchase 75,000 shares of common stock through February 9, 1997 at $1.00 per share, subject to adjustment as defined. No warrants have been exercised through October 31,1996. Subsequent to October 31, 1996, such warrants expired without being exercised.

    In connection with a consulting agreement effective November 2, 1994, the Company issued warrants to purchase 100,000 shares of common stock through November 1, 1999 at $.50 per share, subject to adjustment as defined. No compensation was recorded in connection with the issuance of such warrants. No warrants were exercised through October 31, 1996.

    In connection with the resignation of the Company's President and Chief Executive Officer in 1996, the Company issued warrants to purchase 200,000 shares of common stock through August 1999 at $.50 per share, subject to adjustment as defined. No compensation was recorded in connection with the issuance of such warrants. No warrants were exercised through October 31, 1996.
                                    F-20

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 6.        STOCKHOLDERS' EQUITY (Continued)

    During 1994, Global Environmental Corp. completed a private placement offering by selling 7,550 shares of its 10,500 authorized shares of 10% Cumulative Convertible Senior Preferred Stock (the "10% Senior Preferred Stock") at a stated value of $100 per share. The Company raised $662,150, net of placement fees of $92,850 as a result of the offering. Commencing September 30, 1994, dividends are cumulative, payable quarterly in arrears at an annual rate of $10 per share. Total dividends declared and/or accrued were $75,504 in each of 1996 and 1995. The 10% Senior Preferred Stock is voting and convertible into the Company's Common Stock. Effective April 30, 1995, the Company registered the shares of common stock issuable upon conversion of the Senior Preferred Stock under the Securities Act of 1933. At October 31, 1996, 3,000 shares and related accrued dividends were converted at a rate of $.25 per share to common stock. Between November 1, 1996 and March 25, 1997, the shareholders of the remaining 4,550 shares agreed to convert such shares plus accrued dividends to common stock at the same conversion rate of $.25.

    Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount 12% convertible debentures for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock (the "Series B Stock"), par value $.001 per share, stated value $100 per share. The Company raised $1,511,319, net of legal and other costs of $88,681 incurred in connection with the offering. Commencing December 31, 1994, dividends were cumulative, payable quarterly in arrears at an annual rate of $10 per share. Total dividends declared and/or accrued during 1996 and 1995 were $160,000 and $133,333, respectively. On October 31, 1996, Renaissance converted the 16,000 shares of Series B Stock, a $211,635 term note (see Note
5), accrued interest and accrued dividends to common stock at the conversion rate of $.25 per share.

    The 10% Cumulative Convertible Preferred Stock and the Series B Stock required the Company to comply with certain affirmative and negative covenants including, but not limited to, the timely filing of financial statements. In addition, the covenants limited the Company's ability to issue new indebtedness, issue other classes of preferred stock, pay dividends on the Company's common stock, purchase equity securities, increase executive compensation, enter into liens and acquire new businesses, among other items. The Company was also subject to registration requirements under certain circumstances. As of October 31, 1996 and 1995, the Company was in violation of certain of the above covenants.

    In August 1996, the Company issued 1,200,000 common shares for $300,000, through a private placement. 1,000,000 shares were issued to a private investor and 200,000 shares were issued to Renaissance Capital Group, Inc.
                                    F-21

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 8.         NET LOSS PER SHARE AMOUNTS AND QUARTERLY DATA

    Net loss per share is calculated after deducting dividends earned on preferred stock of $235,504 in 1996, $208,835 in 1995 and $11,742 in 1994
from the net loss and dividing by the weighted average number of shares of common stock outstanding during the period. The assumed conversions of the 10% and Series B Cumulative Convertible Senior Preferred Stock at October 31, 1995 and assumed exercise of stock options and warrants for 1996 and 1995 have not been considered in the calculations of loss per share, since the effect of such conversions/exercises would be antidilutive.

    At October 31, 1996, the Company recorded certain adjustments which increased its net loss by approximately $390,000 or $.17 per share of which approximately $215,000 or $.09 per share related to loss from discontinued operations and approximately $175,000 or $.08 per share related to loss from continuing operations, and which were material to its fourth quarter results of operations. Such adjustments related to inventory, accruals of manufacturing costs and accruals of other selling, general and administrative expenses.

NOTE 9. COMMITMENTS AND CONTINGENCIES

    The Company leases certain equipment under operating leases expiring at various times through July 2001. Rent expense was approximately $16,000, $25,000 and $25,000 for the years ended October 31, 1996, 1995 and 1994, respectively. The following is a schedule of future minimum rental payments under operating leases as of October 31, 1996:

              YEAR ENDING
              OCTOBER 31,                                        AMOUNT
              -----------                                        ------

                  1997                                          $88,000
                  1998                                           62,000
                  1999                                           55,000
                  2000                                           16,000
                  2001                                           11,000
                                                               --------
                                                               $232,000
                                                               --------
                                                               --------

    Certain of the Company's employees are currently represented by a labor union, the United Brotherhood of Carpenters and Joiners of America, Local Union _340 whose contract is in effect to February 1998.
                                    F-22

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

   NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

    Danzer has a contributory defined benefit pension plan covering all eligible employees who have elected to participate in the Plan. It is the Company's policy to fund pension costs as determined by the Plan's actuary. The weighted average discount rate and expected rate of return on long-term assets used in determining the actuarial present value of the projected benefit obligation were 7% each for the Plan's year ended December 31, 1996. The actuarial information included below, which is as of January 1, 1996, is for the Plan's fiscal year ended December 31, 1996, and is the most recent available information.

      Pension expense for the year ended December 31, 1996, was as follows:

Benefits earned (service cost)                                      $  17,845
Interest expense on projected benefit obligation                       27,397
Actual return on Plan assets                                         (38,270)
Other items                                                            15,103
                                                                     ---------
                                                                    $  22,075
                                                                     ---------
                                                                     ---------

    A summary of the status of the Plan as of December 31, 1996 is as follows:

Pension benefit obligation:
   Projected benefit obligation:
   Vested                                                         ($435,962)
   Non-vested                                                          (659)
                                                                  ----------
                                                                   (436,621)
                                                                   ---------
Plan assets at fair value                                            300,787
                                                                   ---------
Funded status                                                      (135,834)
Unrecognized gain/(loss)                                             (9,235)
Deferred transition gain/loss                                         63,310
                                                                   ---------
Accrued pension expense                                           ($ 81,759)
                                                                   ---------
                                                                   ---------

    The Company also has a defined contribution 401(k) plan which permits voluntary employee contributions up to 15% of compensation and which provides Company matching contributions up to 3% of employee compensation. 401(k) plan expense for each of the years ended October 31, 1996, 1995 and 1994 was approximately $9,000, $13,000 and $12,000, respectively.
                                    F-23

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


NOTE 9.        COMMITMENTS AND CONTINGENCIES (Continued)

    On August 25, 1993, Global Environmental Corp. (the "Company") entered into a royalty agreement structured as an asset sale and purchase agreement (the "Agreement") with Morrison Industries, L.P., DIP, a Delaware Limited Partnership, (the "Seller"), to buy certain "Intangible" and "Tangible" assets of the Seller, as defined. In consideration of the sale, the Company is required to pay monthly to the Seller, 5% of "Qualified Revenues" as defined, during years 1 through 5 of the Agreement and 2% of Qualified Revenues, up to $2,000,0000 and 5% of Qualified Revenues in excess of $2,000,000 during years 6 through 10 of the Agreement. In addition, the Agreement stipulates certain annual and quarterly minimum sales levels and requires the Seller to enter into a non-compete agreement indefinitely. Royalty expenses for 1996, 1995 and 1994 were $100,000, $66,000 and $58,000, respectively.

    The Company is subject to certain unassserted claims; the probability of assertion cannot be determined and the range of any possible loss also cannot be determined. In addition, the Rage subsidiary which the Company sold as of April 30, 1996, is subject to certain litigation which, if adversely concluded, could materially affect Rage's financial position and results of its operations. Management of the Company does not believe that any such litigation against Rage could adversely affect the Company's financial position.

NOTE 10.     PARENT COMPANY FINANCIAL STATEMENTS

    The financial statements of the Parent Company (Global Environmental Corp. or "Corp.") include assets comprised of investments in and advances to subsidiaries and property under agreement of sale. All of the Company's common and preferred stock and substantial amounts of long-term debt and accrued expenses are also recorded on Corp.'s balance sheet. Substantially all of Corp.'s equity relates to its investment in its subsidiary.

    Since Corp.'s only significant source of revenue and cash to pay interest on debt, dividends on preferred stock and corporate overhead results from management fees charged to its subsidiaries, and such management fees are limited, due to the lack of profitability and positive cash flow of these subsidiaries as well as certain restrictions on the ability of these subsidiaries to pay distributions or dividends to Corp., available cash to pay interest and principal on debt, dividends on preferred stock and/or dividends on common stock, is severely constrained.
                                    F-24