Form 10-Q
period 1997-01-31
GLOBAL ENVIRONMENTAL CORP
filed 1997-07-07
CIK 825521

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from__________to __________

                             Commission file number 0-17430

                               GLOBAL ENVIRONMENTAL CORP.

                 (Exact name of registrant as specified in its charter)

             New York                             13-3431486
    (State of other jurisdiction of               (IRS Employer
    incorporation or organization)                Identification No.)

    17500 York Road                               21740
    Hagerstown, MD                                (Zip Code)
    (Address of principal executive offices)

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

                     YES X       NO
                         _         ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
COMMON STOCK                                        JANUARY 31, 1997
------------------                                  -----------------

$  .0001 par value                                  13,815,603 shares

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                     INDEX

                                                                      PAGE(S)
                                                                      -------

PART I--CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheets--January 31, 1997 and
       October 31, 1996.............................................       3

     Consolidated Statements of Operations -Three Months Ended
       January 31, 1997 and  1996...................................       5

     Consolidated Statements of Cash Flows -Three Months Ended
       January 31, 1997 and 1996....................................       6

     Notes to Consolidated Financial Statements.....................       8

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations....................................      17

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    JANUARY 31,    OCTOBER 31,
                                                       1997           1996
                                                   -------------  --------------

CURRENT ASSETS

     Cash and cash equivalents................     $    17,025    $     50,008

     Accounts receivable, less allowance for
       doubtful accounts of $64,188 and
       $52,188 respectively...................       1,224,482       1,436,339

     Inventories..............................         840,200         791,758

     Prepaid expenses and other...............          11,828          75,717
                                                   -------------  --------------

          Total current assets................       2,093,535       2,353,822
                                                   -------------  --------------

PROPERTY, PLANT AND EQUIPMENT

     Land.....................................          25,797          25,797

     Building and improvements................       1,408,351       1,385,502

     Equipment................................       2,273,307       2,273,920
                                                   -------------  --------------

                                                     3,707,455       3,685,219

     Less--accumulated depreciation and
       amortization...........................      (2,131,410)     (2,076,765)
                                                   -------------  --------------

          Total property, plant and equipment,
            net...............................       1,576,045       1,608,454
                                                   -------------  --------------

OTHER ASSETS

      Property under agreement of sale........         344,127         344,127

     Other, net...............................                              93
                                                   -------------  --------------

                                                       344,127         344,220
                                                   -------------  --------------

                                                   $ 4,013,707    $  4,306,496
                                                   -------------  --------------
                                                   -------------  --------------

    See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    JANUARY 31,     OCTOBER 31,
                                                       1997            1996
                                                  --------------   -------------

CURRENT LIABILITIES

     Current portion of long-term debt...........   $  544,725     $   544,725

     Mortgage payable............................      344,127         344,127

     Accounts payable............................    1,134,651       1,337,117

     Accrued salaries and wages..................       77,494         147,807

     Accrued expenses, other.....................      535,419         381,482
                                                  ---------------  -------------

          Total current liabilities..............    2,636,416       2,755,258
                                                  ---------------  -------------

LONG-TERM DEBT, net of current portion...........    1,198,582       1,344,182
                                                  ---------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

     Common stock, par value $.0001 per share;
       20,000,000 shares authorized, 13,815,603
       shares issued in 1997 and 1996,
       respectively..............................        1,382          1,382
      Preferred stock, $.001 par value;   ,
       5,000,000 shares authorized; Class of
       10% Cumulative Convertible Senior
       Preferred Stock, 10,500 shares
       authorized, 4,550 shares
       issued and outstanding in 1997 and
       1996 (total of $399,044);
     Series B Cumulative Convertible Senior
       Preferred Stock, 16,000 shares
       authorized, no shares issued and
       outstanding in 1997 and 1996.............       399,044        399,044

    Additional paid-in capital..................     4,554,102      4,554,102

    Deficit....................................     (4,682,759)    (4,654,412)
      Less: Treasury stock, 612,579 shares, at
      cost..................................           (93,060)       (93,060)
                                                  -------------   -------------

          Total stockholders' equity...........        178,709        207,056
                                                  -------------   -------------

                                                    $4,013,707    $ 4,306,496
                                                  -------------   -------------
                                                  -------------   -------------

    See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  THREE MONTHS ENDED JANUARY 31,
                                                  ------------------------------
                                                        1997           1996
                                                  ------------     -------------

NET SALES..................................       $  1,813,397     $  1,557,601

COST OF GOODS SOLD.........................          1,479,778        1,462,298
                                                  ------------     -------------

     GROSS PROFIT..........................            333,619           95,303

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES................................            340,281          293,452
                                                  ------------    --------------

     LOSS FROM OPERATIONS..................             (6,662)        (198,149)
                                                  ------------    --------------

INTEREST EXPENSE, NET......................            (57,869)         (30,913)

OTHER INCOME...............................             36,184           11,009

OTHER EXPENSE..............................                 --
                                                  ------------    --------------

LOSS FROM CONTINUING OPERATIONS............            (28,347)        (218,053)
                                                  ------------    --------------

LOSS FROM DISCONTINUED OPERATIONS..........                --           (77,822)
                                                  ------------    --------------

NET LOSS...................................       ($    28,347)    ($   295,875)
                                                  ------------    --------------
                                                  ------------    --------------

PER COMMON SHARE DATA:

     CONTINUING OPERATIONS.................       ($       .00)    ($       .11)
                                                  ------------    --------------
                                                  ------------    --------------

     DISCONTINUED OPERATIONS...............            $    --     ($       .03)
                                                  ------------    --------------
                                                  ------------    --------------

     NET LOSS PER SHARE....................       ($       .00)    ($       .14)
                                                  ------------    --------------
                                                  ------------    --------------

WEIGHTED AVERAGE SHARES OUTSTANDING........         13,815,603        2,465,144
                                                  ------------    --------------
                                                  ------------    --------------

    See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             THREE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                           -----------------------
                                                                                              1997        1996
                                                                                           ----------  -----------
OPERATING ACTIVITIES:

     Net loss...........................................................................  ($  28,347) ($  295,875)

     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization...................................................      54,645       59,212
        Net (increase) decrease in non-cash current assets:
          Accounts receivable...........................................................     211,857       45,854
          Inventories...................................................................     (48,442)     (84,232)
          Costs and estimated earnings in excess of billings on uncompleted contracts...          --       (3,965)
          Prepaid expenses and other....................................................      75,307       12,984

        Net increase (decrease) in non-debt current liabilities:
          Accounts payable..............................................................    (202,466)     174,212
          Billings in excess of costs and estimated earnings on uncompleted contracts...          --     (111,056)
          Accrued commissions, salaries and wages.......................................     (70,313)       1,839
          Accrued expenses, other.......................................................     153,937       19,211
19,211
        (Increase) decrease in other assets, net........................................     (11,323)      (5,772)
                                                                                           ----------  -----------
          Net cash provided by (used in) operating activities...........................     134,855     (187,588)
                                                                                           ----------  -----------

INVESTING ACTIVITIES:

     Purchase of property, plant and equipment..........................................     (22,236)     (17,307)
                                                                                           ----------  -----------
          Net cash used in investing activities.........................................     (22,236)     (17,307)

FINANCING ACTIVITIES:

     Net borrowings (repayments) under revolving loan agreement.........................    (124,755)      71,234
     Payments of long-term debt.........................................................     (20,825)      (7,181)
     Payment of dividends on preferred stock............................................         --       (58,874)
                                                                                           ----------  -----------

          Net cash provided by (used in) financing activities...........................    (145,600)       5,179
                                                                                           ----------  -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS.............................................     (32,981)    (199,716)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............................................      50,008      329,213
                                                                                           ----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD................................................  $   17,027  $   129,497
                                                                                           ----------  -----------
                                                                                           ----------  -----------

    See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               THREE MONTHS ENDED
                                                                                                  JANUARY 31,
                                                                                              --------------------
                                                                                                1997       1996.
                                                                                              ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Cash paid for -

          Interest..................................................................          $  57,869  $  39,011
                                                                                              ---------  ---------
                                                                                              ---------  ---------
          Income taxes..............................................................          $      --  $      --
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED JANUARY 31, 1997

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

                      THREE MONTHS ENDED JANUARY 31, 1997


NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and, at October 31, 1996 and 1995 are comprised of the following components:

                                                 JANUARY 31,  OCTOBER 31,
                                                    1996         1996
                                                 -----------  -----------

     Raw materials and supplies.............      $ 412,476    $ 420,469
     Work-in-process........................        377,964      286,122
     Finished goods.........................         49,760       85,167
                                                 -----------  -----------
                                                  $ 840,200    $ 791,758
                                                 -----------  -----------
                                                 -----------  -----------

    Work-in-process and finished goods include purchased materials, direct labor and allocated overhead.


        PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost and are depreciated on the straight-line method over the following estimated useful lives:

         Building and improvements................. 10 to 30 years
         Equipment.................................  5 to 20 years

        CONCENTRATION OF CREDIT RISK

    The Company maintains cash balances at a bank, which at various times throughout the year, exceeded the Federal Deposit Insurance Corporation (FDIC) limit.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED JANUARY 31, 1997


NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        MAJOR CUSTOMERS

    The following is a list of the Company's customers which represent 10% or more of consolidated net sales (from continuing operations):

                                         TOTAL PERCENTAGE OF NET SALES
                                             YEAR ENDED OCTOBER 31,
                                      -------------------------------------
                                         1996         1995         1994
                                        -----        -----        -----
     Elevator Manufacturer.........      10%          11%          10%
     Truck Body Manufacturer.......      29%          32%          32%


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

        RECLASSIFICATIONS

    Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

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

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED JANUARY 31, 1997


NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

    In October 1995, FASB issued SFAS-123, "Accounting for Stock-Based Compensation," ("Statement") which provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion-25, "Accounting for Stock Issued To Employees" (APB-25). FASB encourages entities to adopt the fair value-based method but does not require adoption of this method. The Standard will be effective for the Company's fiscal year beginning November 1, 1996. The Company anticipates that it will continue its current accounting policy; SFAS-123 is not expected to have a material impact on its financial position or its results of operations.

    In February 1997, the FASB issued SFAS-128 "Earnings per Share" and SFAS-129, "Disclosure of Information About Capital Structures" (the "Statements") which specify new computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock and require additional information to be disclosed for capital structures of certain companies. The Statements are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the effect the Statements will have on its financial condition or results of operations.

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

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED JANUARY 31, 1997


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

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED JANUARY 31, 1997


NOTE 2. FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S
        PLANS (Continued)


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

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      THREE MONTHS ENDED JANUARY 31, 1997

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

NOTE 5. LONG-TERM DEBT

    Maturities on long-term debt as of October 31, 1996 are as follows:

          YEARS ENDING
           OCTOBER 31,                                  AMOUNT
     -------------------                            ------------
      1997..........                               $    544,725
      1998..........                                  1,148,652
      1999..........                                    159,018
      2000..........                                     36,512
                                                    ------------
                                                   $  1,888,907
                                                    ------------
                                                    ------------

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      THREE MONTHS ENDED JANUARY 31, 1997

NOTE 6. INCOME TAXES

    The Company files a consolidated income tax return for Federal tax purposes. Global Environmental Corp., Global and each of Global's subsidiaries file separate state income tax returns. Effective November 1, 1993, the Company changed its method of accounting for income taxes to comply with Statement of Financial Accounting Standards (SFAS)-109, "Accounting for Income Taxes." A requirement of SFAS-109 is that deferred tax assets and liabilities be recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered. In accordance with SFAS-109, the Company elected to adopt this statement prospectively in fiscal year 1994 by determining an adjustment for the cumulative effect on prior years of the change in method of accounting for income taxes. At November 1, 1993, the cumulative effect on prior years of adopting SFAS-109 was $--0--.

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

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      THREE MONTHS ENDED JANUARY 31, 1997

NOTE 7. STOCKHOLDERS' EQUITY (CONTINUED)

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

    Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount 12 1/2% convertible debentures for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock (the "Series B Stock"), par value $.001 per share, stated value $100 per share. The Company raised $1,511,319, net of legal and other costs of $88,681 incurred in connection with the offering. Commencing December 31, 1994, dividends were cumulative, payable quarterly in arrears at an annual rate of $10 per share. Total dividends declared and/or accrued during 1996 and 1995 were $160,000 and $133,333, respectively. On October 31, 1996, Renaissance converted the 16,000 shares of Series B Stock, a $211,635 term note (see Note 5), accrued interest and accrued dividends to common stock at the conversion rate of $.25 per share.

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

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      THREE MONTHS ENDED JANUARY 31, 1997

NOTE 8. NET LOSS PER SHARE AMOUNTS AND QUARTERLY DATA

    Net loss per share is calculated after deducting dividends earned on preferred stock of $235,504 in 1996. The conversions of the 10% and Series B Cumulative Convertible Senior Preferred Stock at October 31, 1995 and exercise of stock options and warrants for 1996 and 1995 have not been considered in the calculations of loss per share, since the effect of such conversions/exercises would be antidilutive.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

Global is made up of one wholly-owned subsidiary. Danzer Industries, Inc. (Danzer) is principally engaged in the design, manufacture and installation of fabricated metal products.

RESULTS OF OPERATIONS

Global's sales revenues in the first quarter of fiscal 1997 were $1,813,397 compared to $1,557,601 for the same period last year, a increase of 16.4%. This increase was primaryily due to a firm truck market place.

The Company's gross profit margin for the first quarter of fiscal 1997 increased from 6.1% to 18.4%. The increase in margin was attributable to reduced material cost and increase in activity levels..

Selling, general and administrative expenses increase $46,829 over the same period last year. The increase was planned in expectation of expanding Danzer's markets and revenue with additional attention to marketing and sales. The Company's ratio of selling , general and administrative costs expressed as a percentage of net sales was 18.8% for the first quarter vs. 18.8% for the same period last year. The Company continues to monitor its costs in an effort to improve this ratio.

Interest expense during the first quarter of fiscal 1996 increased by $26,956 due to the increase in activity.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents during the first quarter ended January 31, 1996 decreased by $32,981. This was caused by the net loss $28,347. The decrease in the same period of prior year was $199,716 or $177,369 higher.

The Company has a working capital deficit of $542,881 at January 31, 1997 from a deficit of $401,436 at October 31, 1996. The Company's current cash position has led to tighter credit terms with some of its vendors.

It is anticipated that additional working capital may be required in order to efficiently execute the Company's work in progress and backlog. The Company's weakened financial condition has, in turn, led to tighter credit terms with certain vendors and has therefore further strained the Company's working capital.

In light of the Company's backlog at January 31, 1997, its projected cash flow from operations and the market for capital equipment, it is anticipated that the Company will be dependent on increased sales,

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY


higher profit margins and/or further infusions of capital in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1997, will be dependent upon the success of the

Company's efforts to increase sales volume, as well as the profitability of new business. If it becomes likely that the Company is unable to meet its scheduled interest and principal payments on its debt securities, the Company may need to examine the restructuring of these instruments or the sale of certain assets to satisfy all or a portion of these outstanding liabilities.

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



                                    Global Environmental Corp.

                                    /s/ William F. Clarke

Dated: June 23, 1997                By: -----------------------
                                        Chief Financial Officer