Form 10-Q
period 1997-04-30
GLOBAL ENVIRONMENTAL CORP
filed 1997-07-07
CIK 825521

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997

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

                                  YES X    NO

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    OUTSTANDING AT
          COMMON STOCK                              APRIL 30, 1997
          ------------------------                -------------------

          $.0001 par value........                13,815,603 shares

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                     INDEX

                                                                     PAGE(S)
                                                                   -----------

PART I--CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets--April 30, 1997 and
    October 31, 1996...........................................         3-4

  Consolidated Statements of Operations-Three Months and Six
    Months Ended April 30, 1997 and 1996.......................           5
  Consolidated Statements of Cash Flows-Six Months Ended
    April 30, 1997 and 1996....................................         6-7

  Notes to Consolidated Financial Statements...................        8-16

  Management's Discussion and Analysis of Financial Condition
    and Results of Operations..................................       17-18

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                   April 30,   October 31,
                                                                     1997         1996
                                                                  -----------  -----------
CURRENT ASSETS
  Cash and cash equivalents.....................................  $   128,768  $    50,008
  Accounts receivable, less allowance for doubtful accounts of
    $76,188 and $52,188 respectively............................    1,662,664    1,436,339
  Inventories...................................................      795,006      791,758
  Prepaid expenses and other....................................       62,486       75,717
                                                                  -----------  -----------
    Total current assets........................................    2,648,924    2,353,822
                                                                  -----------  -----------
PROPERTY, PLANT AND EQUIPMENT
  Land..........................................................       25,797       25,797
  Building and improvements.....................................    1,440,527    1,385,502
  Equipment.....................................................    2,276,376    2,273,920
                                                                  -----------  -----------
                                                                    3,742,700    3,685,219
  Less--accumulated depreciation and amortization...............   (2,187,210)  (2,076,765)
                                                                  -----------  -----------
    Total property, plant and equipment, net....................    1,555,490    1,608,454
                                                                  -----------  -----------
OTHER ASSETS
  Property under agreement of sale..............................      344,127      344,127
  Other, net....................................................      --                93
                                                                  -----------  -----------
                                                                      344,127      344,220
                                                                  -----------  -----------
                                                                  $ 4,548,541  $ 4,306,496
                                                                  -----------  -----------
                                                                  -----------  -----------

                See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   APRIL 30,   OCTOBER 31,
                                                                     1997         1996
                                                                  -----------  -----------
CURRENT LIABILITIES
  Current portion of long-term debt.............................  $   544,725  $   544,725
  Mortgage payable..............................................      344,127      344,127
  Accounts payable..............................................    1,296,545    1,337,117
  Accrued salaries and wages....................................       83,992      147,807
  Accrued expenses, other.......................................      483,022      381,482
                                                                  -----------  -----------
    Total current liabilities...................................    2,752,411    2,755,258
                                                                  -----------  -----------
LONG-TERM DEBT, net of current portion..........................    1,504,870    1,344,182
                                                                  -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $.0001 per share; 20,000,000 shares authorized, 13,815,603 and 2,465,144 shares issued in 1997
    and 1996, respectively......................................        1,382        1,382
  Preferred stock, $.001 par value;       , 5,000,000 shares
    authorized; Class of 10% Cumulative Convertible Senior
    Preferred Stock, 10,500 shares authorized, 4,550
    shares issued and outstanding in 1997 and 1996
    (total of $399,044);
    Series B Cumulative Convertible Senior Preferred Stock,
      16,000 shares authorized, no shares issued and
      outstanding in 1997 and 1996..............................      399,044      399,044
  Additional paid-in capital....................................    4,554,102    4,554,102
  Deficit.......................................................   (4,570,208)  (4,654,412)
  Less: Treasury stock, 612,579 shares, at cost.................      (93,060)     (93,060)
                                                                  -----------  -----------
    Total stockholders' equity..................................      291,260      207,056
                                                                  -----------  -----------
                                                                  $ 4,548,541  $ 4,306,496
                                                                  -----------  -----------
                                                                  -----------  -----------

                See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                       --------------------------  --------------------------
                                           1997          1996          1997          1996
                                       ------------  ------------  ------------  ------------
Net Sales............................  $  2,492,310  $  2,142,063  $  4,305,707  $  3,699,664
Cost of Goods Sold...................     1,969,106     1,754,265     3,448,884     3,197,813
                                       ------------  ------------  ------------  ------------
    Gross Profit.....................       523,204       387,798       856,823       501,851
Selling, General and Administrative
    Expenses.........................       374,343       263,996       714,624       540,290
                                       ------------  ------------  ------------  ------------
Loss From Operations.................       148,861       123,802       142,199       (38,439)
                                       ------------  ------------  ------------  ------------
  Interest Expense, Net..............       (48,184)      (66,944)     (106,053)     (106,731)
Other Income Expense.................        11,874       (28,960)       48,058       (21,336)
                                       ------------  ------------  ------------  ------------
  Income (Loss) From Continuing
    Operations.......................       112,551        27,898        84,204      (166,505)
  Income (Loss) From Discontinued
    Operations.......................                    (158,038)                   (259,510)
                                       ------------  ------------  ------------  ------------
Net Income Loss......................  $    112,551  $   (130,140) $     84,204      (426,015)
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------
Per Common Share Data:
    Continuing Operations............  $        .01  $       (.01) $        .01  $       (.12)
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------
    Discontinued Operations..........                $       (.07) $             $       (.10)
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------
    Net Income (Loss)................  $        .01  $       (.08) $        .01  $       (.22)
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------
  Weighted Average Shares
    Outstanding......................    13,815,603     2,465,144    13,815,603     2,465,144
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

                See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED APRIL 30
                                                                      --------------------------
                                                                         1997            1996
                                                                      -----------     -----------
OPERATING ACTIVITIES:
  Net loss..........................................................  $    84,204      $(426,015)
  Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
    Depreciation and amortization...................................      110,445         93,942
    Net (increase) decrease in non-cash current assets:
      Accounts receivable...........................................     (226,325)      (397,531)
      Inventories...................................................       (3,248)      (104,536)
      Prepaid expenses and other....................................       13,324        (62,988)
    Net increase (decrease) in non-debt current liabilities:
      Accounts payable..............................................      (40,572)       212,067
      Accrued salaries and wages....................................      (63,815)        44,003
      Accrued expenses, other.......................................      101,540         65,906
    (Increase) decrease in other assets, net........................                      (6,582)
    Discontinue operations, liabilities net of assets...............        --            44,329
                                                                      -----------      ----------
      Net cash provided by (used in) operating activities...........      (24,447)      (537,405)
                                                                      -----------      ----------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.........................      (57,481)       (35,006)
                                                                      -----------      ----------
    Net cash used in investing activities...........................      (57,481)       (35,006)
                                                                      -----------      ----------
FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving loan agreement........     (224,265)       628,871
  Payments of long-term debt........................................      (63,577)       (79,264)
  Payment of dividends on preferred stock...........................        --          (117,748)
                                                                      -----------     -----------
    Net cash provided by (used in) financing activities.............     (160,688)       431,859
                                                                      -----------     -----------
Net (Decrease) in Cash and Cash Equivalents.........................      (78,760)      (140,552)
Cash and Cash Equivalents, Beginning................................       50,008       (335,979)
                                                                      -----------     -----------
Cash and Cash Equivalents, Ending...................................  $   128,768        195,427
                                                                      -----------     -----------
                                                                      -----------     -----------


                 See Notes to Consolidated Financial Statements

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED APRIL 30
                                                                      --------------------------
                                                                         1997            1996
                                                                      -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid for-
    Interest........................................................  $   106,053      $  96,731
                                                                      -----------     -----------
                                                                      -----------     -----------
    Income taxes....................................................        --              --
                                                                      -----------     -----------
                                                                      -----------     -----------


                See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SIX MONTHS ENDED APRIL 30, 1997

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

    Danzer Industries, Inc.("Danzer"), a wholly-owned subsidiary of Global Holdings, is principally engaged in the design, manufacture and installation of fabricated metal products. Products produced are normally based upon specifications received from customers. Danzer's revenues (subsequent to the sale of the Company's Rage subsidiary in 1996 as described below) represent approximately 100% of the Company's revenues and are generated throughout the United States.

    Rage Inc. ("Rage") was a wholly-owned subsidiary of Global Holdings through April 30, 1996 and was engaged in the business of engineering and supplying pneumatic material handling systems throughout the United States. Effective April 30, 1996, Rage was sold to a third party. Accordingly, the results of Rage's operations for the six months ended April 30, 1996 are presented as "discontinued operations" in the consolidated statement of operations (Note 3).

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

                        SIX MONTHS ENDED APRIL 30, 1997

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and, at October 31, 1996 and 1995 are comprised of the following components:

                                                                       APRIL 30,   OCTOBER 31,
                                                                          1997        1996
                                                                       ----------  -----------
Raw materials and supplies...........................................  $  403,972   $ 420,469
Work-in-process......................................................     318,395     286,122
Finished goods.......................................................      72,639      85,167
                                                                       ----------  -----------
                                                                       $  795,006   $ 791,758
                                                                       ----------  -----------
                                                                       ----------  -----------

    Work-in-process and finished goods include purchased materials, direct labor and allocated overhead.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost and are depreciated on the straight-line method over the following estimated useful lives:

Building and improvements....................................................  10 to 30 years
Equipment....................................................................  5 to 20 years

    CONCENTRATION OF CREDIT RISK

    The Company maintains cash balances at a bank, which at various times throughout the year, exceeded the Federal Deposit Insurance Corporation (FDIC) limit.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SIX MONTHS ENDED APRIL 30, 1997

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    MAJOR CUSTOMERS

    The following is a list of the Company's customers which represent 10% or more of consolidated net sales (from continuing operations):

                                                                                                   TOTAL PERCENTAGE OF NET SALES
                                                                                                      YEAR ENDED OCTOBER 31,
                                                                                               -------------------------------------
                                                                                                  1996         1995         1994
                                                                                                  -----        -----        -----
Elevator Manufacturer........................................................................          10%          11%          10%
Truck Body Manufacturer......................................................................          29%          32%          32%

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

                        SIX MONTHS ENDED APRIL 30, 1997

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

    In October 1995, FASB issued SFAS       123, "Accounting for Stock-Based
Compensation," ("Statement") which provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in
Accounting Principles Board Opinion       25, "Accounting for Stock Issued To
Employees" (APB       25). FASB encourages entities to adopt the fair
value-based method but does not require adoption of this method. The Standard will be effective for the Company's fiscal year beginning November 1, 1996. The Company anticipates that it will continue its current accounting policy; SFAS
      123 is not expected to have a material impact on its financial position or its results of operations.

    In February 1997, the FASB issued SFAS       128 "Earnings per Share" and
SFAS       129, "Disclosure of Information About Capital Structures" (the
"Statements") which specify new computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock and require additional information to be disclosed for capital structures of certain companies. The Statements are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the effect the Statements will have on its financial condition or results of operations.

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

                        SIX MONTHS ENDED APRIL 30, 1997

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

                        SIX MONTHS ENDED APRIL 30, 1997

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

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                        SIX MONTHS ENDED APRIL 30, 1997

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED)

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

NOTE 5. LONG-TERM DEBT

    Maturities on long-term debt as of October 31, 1996 are as follows:

 YEARS
 ENDING
OCTOBER
  31,                              AMOUNT
----------                       ----------
1997.........................    $  544,725
1998.........................     1,148,652
1999.........................       159,018
2000.........................        36,512
                                 ----------
                                 $1,888,907
                                 ----------
                                 ----------

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                        SIX MONTHS ENDED APRIL 30, 1997


NOTE 6. INCOME TAXES

    The Company files a consolidated income tax return for Federal tax purposes. Global Environmental Corp., Global and each of Global's subsidiaries file separate state income tax returns. Effective November 1, 1993, the Company changed its method of accounting for income taxes to comply with Statement of
Financial Accounting Standards (SFAS)       109, "Accounting for Income Taxes."
A requirement of SFAS       109 is that deferred tax assets and liabilities be
recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered. In accordance
with SFAS       109, the Company elected to adopt this statement prospectively in fiscal year 1994 by determining an adjustment for the cumulative effect on prior years of the change in method of accounting for income taxes. At November
1, 1993, the cumulative effect on prior years of adopting SFAS       109 was
$--0--.

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

                        SIX MONTHS ENDED APRIL 30, 1997

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

                        SIX MONTHS ENDED APRIL 30, 1997

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

RESULTS OF OPERATIONS

    Global's sales revenues in the second quarter of fiscal 1997 were $2,492,310 compared to $2,142,063 for the same period last year, a increase of 16.4%. This increase was primarily due to a firm truck market place.

    The Company's gross profit margin for the first quarter of fiscal 1997 increased from 18.1% to 21%. The increase in margin was attributable to reduced material cost and increase in activity levels.

    Selling, general and administrative expenses increase $110,347 over the same period last year. The increase was planned in expectation of expanding Danzer's markets and revenue with additional attention to marketing and sales. The Company's ratio of selling, general and administrative costs expressed as a percentage of net sales was 15% for the second quarter vs. 12.3% for the same period last year. The Company continues to monitor its costs in an effort to improve this ratio.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents during the second quarter ended April 30, 1996 decreased by $78,760. This was caused by the net income $84,204, increase in revolver borrowings $224,265, offset by an incrase in accounts receivable by $226,325. The decrease in the same period of prior year was $140,552.

    The Company has a working capital deficit of $103,487 at April 30, 1997 from a deficit of $401,436 at October 31, 1996. The Company's current cash position has led to tighter credit terms with some of its vendors.

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

                                GLOBAL ENVIRONMENTAL CORP.

                                By:            /s/ WILLIAM F. CLARKE
                                     -----------------------------------------
                                     CHIEF FINANCIAL OFFICER

Dated: June 23, 1997