Form 10-Q
period 1997-07-31
GLOBAL ENVIRONMENTAL CORP
filed 1997-09-19
CIK 825521

                          SECURITIES AND EXCHANGE COMMISSION


                               WASHINGTON, D.C.  20549


                                      Form 10-Q


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended July 31, 1997

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

              YES /X/        NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Outstanding at
         Common Stock                  July 31, 1996
         ------------                  --------------

         $.0001 par value              15,214,693 shares

                      GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                        INDEX



                                                                         PAGE(S)
                                                                         ------
PART I - CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - July31, 1997 and
              October 31, 1996.                                            3 -4

         Consolidated Statements of Operations -
              Three Months and Nine Months Ended July 31,
              1997 and 1996                                                   5
         Consolidated Statements of Cash
              Flows - Nine Months Ended July 31, 1997 and 1996              6-7

         Notes to Consolidated Financial Statements                        8-16

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         17-18


PART II - OTHER INFORMATION:                                                 N/A

    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

    CONSOLIDATED BALANCE SHEETS


                                       ASSETS
                                                                  JULY 31,     OCTOBER 31,
                                                                    1997          1996
                                                                -----------    -----------
CURRENT ASSETS
    Cash and cash equivalents                                   $   455,262    $    50,008
    Accounts receivable, less allowance for doubtful
         accounts of $76,188 and $52,188 respectively             1,486,627      1,436,339
    Inventories                                                     825,000        791,758
    Prepaid expenses and other                                       12,000         75,717
                                                                -----------    -----------

                   Total current assets                           2,778,889      2,353,822
                                                                -----------    -----------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                             25,797         25,797
    Building and improvements                                     1,440,527      1,385,502
    Equipment                                                     2,276,376      2,273,920
                                                                -----------    -----------
                                                                  3,742,700      3,685,219
    Less - accumulated depreciation and amortization             (2,242,433)    (2,076,765)
                                                                -----------    -----------

              Total property, plant and equipment, net            1,500,267      1,608,454
                                                                -----------    -----------

OTHER ASSETS                                                        390,811        344,220
                                                                -----------    -----------


                                                                $ 4,669,967    $ 4,306,496
                                                                ===========    ===========


    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

    CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                  JULY 31,     OCTOBER 31,
                                                                    1997          1996
                                                                -----------    -----------
CURRENT LIABILITIES
    Current portion of long-term debt                           $   599,682    $   544,725
    Mortgage Payable                                                344,127        344,127
    Accounts payable                                              1,350,721      1,337,117
    Accrued salaries and wages                                      135,000        147,807
    Accrued expenses, other                                         603,392        381,482
                                                                -----------    -----------

         Total current liabilities                                3,032,922      2,755,258
                                                                -----------    -----------

LONG-TERM DEBT, net of current portion                            1,254,263      1,344,182
                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, par value $.0001 per share;
    20,000,000 shares authorized; 15,214,693 and
      13,815,603 shares issued in 1997 and 1996,
      respectively                                                    1,522          1,382
    Preferred stock, $.001 par value; 5,000,000 shares
      authorized;
    Class of 10% Cumulative Convertible Senior Preferred Stock,
         10,500 shares authorized, 0 and 4,550 shares issued
         and outstanding in 1997 and 1996, respectively (total
         of $0, 1997 and $399,044, 1996.);
         Series B Cumulative Convertible Senior Preferred Stock,
         16,000 shares authorized, no shares issued and
         outstanding 1997 or 1996 );                                      0        399,044
    Additional paid-in capital                                    4,953,006      4,554,102
    Deficit                                                      (4,478,686)    (4,654,412)
    Less: Treasury stock, 612,579 shares, at cost                   (93,060)       (93,060)
                                                                -----------    -----------
         Total stockholders' equity                                 382,782        207,056
                                                                -----------    -----------

                                                                $ 4,669,967    $ 4,306,496
                                                                ===========    ===========

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

    CONSOLIDATED STATEMENT OF OPERATIONS


                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      ------------------                  -----------------
                                            JULY 31,                           JULY 31,
                                            --------                           --------
                                      1997           1996                 1997           1996
                                  -----------    -----------         ------------    -----------
NET SALES                         $ 2,255,522    $ 2,307,276         $  6,561,229   $  6,006,940

COST OF GOODS SOLD                  1,803,000      1,863,549            5,251,884      5,061,362
                                  -----------    -----------         ------------    -----------

    GROSS PROFIT                      452,522        443,727            1,309,345        945,578

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES           335,000        369,524            1,049,624        909,814
                                  -----------    -----------         ------------    -----------

INCOME FROM OPERATIONS                117,522         74,203              259,721         35,764

INTEREST EXPENSE, NET                 (53,000)       (58,915)            (159,053)      (165,646)
OTHER INCOME                           27,000         14,704               75,058
OTHER EXPENSE                                                                             (6,631)
                                  -----------    -----------         ------------    -----------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS                         91,522         29,992              175,726       (136,513)


INCOME (LOSS) FROM DISCONTINUED
    OPERATIONS                                        20,595                            (238,915)
                                  -----------    -----------         ------------    -----------

NET INCOME (LOSS)                 $    91,522    $    50,587         $    175,726   ($   375,428)
                                  ===========    ===========         ============    ===========

PER COMMON SHARE DATA:

    CONTINUING OPERATIONS         $       .01   ($       .01)        $        .01   ($       .12)
                                  ===========    ===========         ============    ===========

    DISCONTINUED OPERATIONS       $       .00    $       .01         $        .00   ($       .10)
                                  ===========    ===========         ============    ===========

    NET INCOME (LOSS)             $       .01    $       .00         $        .01   ($       .22)
                                  ===========    ===========         ============    ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING                15,214,693      2,465,144           15,214,693      2,465,144
                                  ===========    ===========         ============    ===========

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED JULY 31,,
                                                                     --------------------------------
                                                                          1997                1996
                                                                     ------------        ------------
OPERATING ACTIVITIES:
    Net Income (Loss)                                                $    175,726        ($   375,428)
    Adjustments to reconcile net income loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                    165,668             135,286
         Net (increase) decrease in non-cash current assets:
              Accounts receivable                                         (50,288)           (606,137)
              Inventories                                                 (33,242)           (200,594)
              Prepaid expenses and other                                   63,717            (125,686)
         Net increase (decrease) in non-debt current liabilities:
              Accounts payable                                             13,604             589,848
              Accrued salaries and wages                                  (12,807)              8,089
              Accrued expenses, other                                     221,910              (3,172)
         (Increase) decrease in other assets, net                         (46,591)             (6,582)
         Discontinued operations, liabilities net of assets                                   (52,677)
                                                                     ------------        ------------

              Net cash provided by (used in) operating activities         497,697            (637,053)
                                                                     ------------        ------------

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                             (57,481)            (58,289)
         Net cash used in investing activities                            (57,481)            (58,289)
                                                                     ------------        ------------

FINANCING ACTIVITIES:
    Net borrowings (repayments) under revolving loan agreement           (374,885)            751,563
    Proceeds from long - term debt financing                              650,000
    Payments of long-term debt                                           (310,077)           (136,800)
    Payment of dividends on preferred stock                                                   (93,060)
                                                                     ------------        ------------

         Net cash provided by (used in) financing activities              (34,962)            521,703
                                                                     ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      405,254            (173,639)

CASH AND CASH EQUIVALENTS BEGINNING                                        50,008             335,979
                                                                     ------------        ------------

CASH AND CASH EQUIVALENTS ENDING                                     $    455,262        $    162,340
                                                                     ============        ============

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                               NINE MONTHS ENDED JULY 31,
                                            -------------------------------
                                                1997               1996
                                            -----------         -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

    Cash paid for -

         Interest                           $   159,053         $   106,053
                                            ===========         ===========

         Income taxes                       $         -         $         -
                                            ===========         ===========








                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE NINE MONTHS ENDED JULY 31, 1997

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

    Rage Inc. ("Rage") was a wholly-owned subsidiary of Global Holdings through April 30, 1996 and was engaged in the business of engineering and supplying pneumatic material handling systems throughout the United States. Effective April 30, 1996, Rage was sold to a third party. Accordingly, the results of Rage's operations for the nine months ended July 31, 1997 are presented as "discontinued operations" in the consolidated statement of operations.


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

                       FOR THE NINE MONTHS ENDED JULY 31, 1997

    NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following components:

                                       July 31,       October 31,
                                       1997              1996
                                    ----------        ----------
    Raw materials and supplies      $  425,000        $  420,469
    Work-in-process                    351,000           286,122
    Finished goods                      49,000            85,167
                                    ----------        ----------
                                    $  825,00O        $  791,758
                                    ==========        ==========

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

                       FOR THE NINE MONTHS ENDED JULY 31, 1997


    NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    MAJOR CUSTOMERS

    The following is a list of the Company's customers which represent 10% or more of consolidated net sales (from continuing operations):

                                    TOTAL PERCENTAGE OF NET SALES
                                        YEAR ENDED OCTOBER 31,
                                        ----------------------
                                       1996      1995      1994
                                       ----      ----      ----

    Elevator Manufacturer               10%       11%       10%
    Truck Body Manufacturer             29%       32%       32%

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

         RECENTLY ISSUED ACCOUNTING STANDARDS
    In March 1995, FASB issued Statement No. 121, "ACCOUNTING FOR THE
IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("Statement"). The Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The standard is effective for the Company's fiscal year beginning November 1, 1996. The Company has determined there is no effect on its financial position or results of operations.

                      GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE NINE MONTHS ENDED JULY 31, 1997


    NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)


In October 1995, FASB issued SFAS No 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," ("Statement") which provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB No 25). FASB encourages entities to adopt the fair value-based method but does not require adoption of this method. The Standard will be effective for the Company's fiscal year beginning November 1, 1996. The Company anticipates that it will continue its current accounting policy; SFAS No 123 is not expected to have a material impact on its financial position or its results of operations.

In February 1997, the FASB issued SFAS No 128 "EARNINGS PER SHARE" and SFAS No 129, "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURES" (the "Statements") which specify new computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock and require additional information to be disclosed for capital structures of certain companies. The Statements are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has determined there is no effect on its financial condition or results of operations.

NOTE 2.FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS

Global's sales revenues in the third quarter of fiscal 1997 were $2,255,522 compared to $2,307,276 for the same period last year, a slight decrease. This decrease was primarily due to the truck market place and is expected to continue into the fourth quarter.

The Company's gross profit margin for the third quarter of fiscal 1997 increased from 19.2% to 20.1%. The increase in margin was attributable to reduced material cost and stable activity levels..

Selling, general and administrative expenses decrease $34,524 over the same period last year. The Company's ratio of selling , general and administrative costs expressed as a percentage of net sales was 14.9% for the third quarter vs. 16% for the same period last year. The Company continues to monitor its costs in an effort to improve this ratio.

                      GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE NINE MONTHS ENDED JULY 31, 1997


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

In September 1994, the Company completed a 10% Cumulative Convertible Senior Preferred Stock offering whereby 7,550 shares were issued. The Company realized $662,150 of net proceeds, after placement fees and expenses of approximately $93,000. The funds were used to expand the Company's new Morrison product line and provide working capital for overall business activity. During 1996, 3,000 of such shares were converted to common stock and subsequent to October 31, 1996, shareholders representing the remaining 4,550 shares agreed to convert their preferred shares and related accrued dividends to common stock .

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

                       FOR THE NINE MONTHS ENDED JULY 31, 1997


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

         In March 1997, the Company received $150,000 from Renaissance Capital Group, Inc. in the form of convertible debt. The debt bears interest at 10% per annum. Principal and any accrued and unpaid interest is due and payable in March 1999. The loan is convertible to common shares upon the Company obtaining a loan secured by certain land and building owned by the Company. In addition, between November 1, 1996 and March 25, 1997, shareholders of the Company's remaining 4,550 shares of preferred stock agreed to convert such preferred stock to common stock. The Company also completed a $650,000 mortgage on its Hagerstown, Maryland facility, which funds are to repay certain term debt and to provide working capital.

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

                       FOR THE NINE MONTHS ENDED JULY 31, 1997

NOTE 3.  DISCONTINUED OPERATIONS (CONTINUED)

Operating results of Rage, Inc. for the year ended October 31, 1996 are shown separately in the accompanying statement of operations as discontinued operations for the period November 1, 1995 through April 30, 1996.

In accordance with the terms of the Common Stock Purchase Agreement (the "Agreement"), the Buyer assumed certain mortgage debt on real property and improvements sold by Global to the Buyer and has been making the required monthly payments. As of October 31, 1996, the Company has not been released by the mortgagor from this obligation and, accordingly, has recorded "property under agreement of sale" and "mortgage payable" in the amount of $344,127 in the accompanying October 31, 1996 balance sheet. The terms of the mortgage require monthly principal and interest payments, with a final payment due April 30, 1997. Interest is at 91/2% and the loan is collateralized by certain land and building.

NOTE 4.  NOTE PAYABLE

Effective May 28, 1993, Danzer entered into a loan and security agreement (the "Agreement") with Fremont Financial Corporation comprised of a revolving credit facility (the "Facility") and an equipment term loan (the "Term Loan"). The amount available under the Facility is based on a defined percentage of eligible accounts receivable and inventory. The maximum amounts available under the Facility and the term loan are $1,400,000 and $350,000, respectively. Borrowings under the Agreement accrue interest at prime plus 3.5% (12.25%). The Agreement was amended on August 1, 1997, extending the term of the Agreement to January 31, 1999 .

    Under the terms of the Agreement, borrowings are collateralized by real estate and Danzer's accounts receivable, inventory and equipment. The Agreement provides for certain restrictions including, but not limited to, the Company's ability to: a) sell, lease, transfer, exchange or otherwise dispose of any assets except in the ordinary course of business; b) enter into any merger, consolidation, or acquisition of any other business organization; c) guaranty or otherwise become in any way liable with respect to the obligations of any third party; or d) change its ownership by greater than 10%. The Agreement also restricts: payment of compensation and loans and advances to executives, officers, directors and certain others; capital expenditures to a specified level; and distributions to Danzer's Parent. For the year ended October 31, 1996, the Company was in violation of certain covenants and received a waiver for such noncompliance.

NOTE 5.  LONG-TERM DEBT


         Maturities on long-term debt as of October 31, 1996 are as follows:

         YEARS ENDING
          OCTOBER 31,                               AMOUNT
          -----------                            -----------

             1997                                $   544,725
             1998                                  1,148,652
             1999                                    159,018
             2000                                     36,512
                                                 -----------
                                                 $ 1,888,907
                                                 ===========

                      GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE NINE MONTHS ENDED JULY 31, 1997

NOTE 6.  INCOME TAXES

The Company files a consolidated income tax return for Federal tax purposes. Global Environmental Corp., Global and each of Global's subsidiaries file separate state income tax returns. Effective November 1, 1993, the Company changed its method of accounting for income taxes to comply with Statement of Financial Accounting Standards (SFAS) No. 109, "ACCOUNTING FOR INCOME TAXES." A requirement of SFAS No. 109 is that deferred tax assets and liabilities be recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered. In accordance with SFAS No.109, the Company elected to adopt this statement prospectively in fiscal year 1994 by determining an adjustment for the cumulative effect on prior years of the change in method of accounting for income taxes. At November 1, 1993, the cumulative effect on prior years of adopting SFAS No. 109 was $ - 0 -.

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

                       FOR THE NINE MONTHS ENDED JULY 31, 1997

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

Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount 121/2% convertible debentures for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock (the "Series B Stock"), par value $.001 per share, stated value $100 per share. The Company raised $1,511,319, net of legal and other costs of $88,681 incurred in connection with the offering. Commencing December 31, 1994, dividends were cumulative, payable quarterly in arrears at an annual rate of $10 per share. Total dividends declared and/or accrued during 1996 and 1995 were $160,000 and $133,333, respectively. On October 31, 1996, Renaissance converted the 16,000 shares of Series B Stock, a $211,635 term note, accrued interest and accrued dividends to common stock at the conversion rate of $.25 per share.

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

RESULTS OF OPERATIONS

Global's sales revenues in the third quarter of fiscal 1997 were $2,255,522 compared to $2,307,276 for the same period last year, a slight decrease. This decrease was primarily due to a stable truck market place and is expected to continue into the fourth quarter

The Company's gross profit margin for the third quarter of fiscal 1997 increased from 19.2% to 20.1%. The increase in margin was attributable to reduced material cost and stable activity levels..

Selling, general and administrative expenses decrease $34,524 over the same period last year. The Company's ratio of selling , general and administrative costs expressed as a percentage of net sales was 14.9% for the third quarter vs. 16% for the same period last year. The Company continues to monitor its costs in an effort to improve this ratio.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents during the second quarter ended July 31, 1997 increased by $405,254. This was caused by the closing of a $650,000 mortgage on the last day of the third quarter, net income $175,726, and increase in current liabilities $222,707 offset by an increases in fixed assets $57481. The decrease in the same period of prior year was $173,639.

The Company has a working capital deficit of $254,033 at July 31, 1997 from a deficit of $401,436 at October 31, 1996. The Company's current cash position has led to tighter credit terms with some of its vendors. The mortgage financing completed in the third quarter is expected to relieve this situation provided working capital requirements continue with the present trend and operations are positive.


In light of the Company's backlog at July 31, 1997, its projected cash flow from operations and the market for capital equipment, it is anticipated that the Company will be dependent on increased sales,

                      GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY


higher profit margins and/or further infusions of capital in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1997, will be dependent upon the success of the Company's efforts to increase sales volume, as well as the profitability of new business. If it becomes likely that the Company is unable to meet its scheduled interest and principal payments on its debt securities, the Company may need to examine the restructuring of these instruments or the sale of certain assets to satisfy all or a portion of these outstanding liabilities.

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




                                       Global Environmental Corp.

                                       /s/  William F Clarke

Dated:  September 18, 1997             By:-------------------------------
                                       Chief Financial Officer