Form 10-K
period 1997-10-31
GLOBAL ENVIRONMENTAL CORP
filed 1999-01-08
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1997

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

                        Common Stock ($0.0001 par value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES  X                             NO ____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 1997, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average bid and ask price, was approximately $600,000.

As of December 31, 1997, the registrant had 15,576,069 shares of common stock outstanding.

                                     PART I
ITEM 1.  BUSINESS.

In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should carefully review the risks described in this and other documents that the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 1998. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

General:

Global Environmental Corp., through its wholly-owned subsidiary, fabricates metal parts, primarily, truck bodies for the service and utility markets. At October 31, 1997, Global Environmental Corp.'s other business units were being sold. These business units, Airline and Schindler Elevator, were sold during fiscal 1998.

History and Development of Business:

Global Environmental Corp. ("Global"), formerly named Affiliated National, Inc., was incorporated in New York in 1987. As used herein, the term the "Company" refers to Global Environmental Corp., and its wholly owned subsidiary Danzer Industries Inc. ("Danzer").

In January 1988, Global completed an initial underwritten public offering of 400,000 units for an offering price of $1.00 per unit. Each unit consisted of one share of common stock, three Class A Warrants and three Class B Warrants.

In August 1988, Global acquired all of the outstanding capital stock of Global Holdings. In June 1988, Global Holdings purchased all of Danzer's outstanding capital stock from Danzer's sole shareholder. Danzer is located in Hagerstown, MD and has the ability to produce and install a wide range of custom designed and engineered fabricated metal products including those used in pollution control applications.

In November 1988, Global Holdings' newly incorporated subsidiary, Texcon, purchased certain assets from a manufacturing concern (Texcon Inc., a South Carolina corporation), located in Greenville, SC. The assets acquired consisted of contracts to produce engineering and design services for pollution control systems as well as assets used in air monitoring and testing.

In December 1988, Global Holdings' newly incorporated subsidiary, Rage, acquired substantially all of the assets of Rage Engineering, Inc., located in Plumsteadville, PA. Rage designed and assembled pneumatic handling systems used in the processing of bulk materials in manufacturing and pollution control processes.

In August 1993, the Company acquired the assets of Morrison Industries L.P., a manufacturer of specialized utility truck bodies and moved these assets to its manufacturing facilities. The Company began production of the bodies in December 1993. Prior to this date, the Company produced its own proprietary truck bodies.

In October 1994, the Company's Texcon subsidiary was closed. All Texcon products and systems were then marketed under Rage and/or Global Environmental Corp.

In June 1996, the Company sold Rage Inc to William V. Rice in exchange for 517,000 shares of Global and cancellation of his employment agreement and a cash payment by the Company.

In August 1997, the company decided that the future of the Company was in the metal fabrication relating to manufacture and distribution of truck bodies. A strategic direction was established that called for the removal of all business that was not associated with truck bodies by the end of the first quarter of 1998.

In November 1997, the Company sold the Airline business to Rage, Inc. for $413,000 ($150,000 was paid at closing and the remaining $263,000 became a 6% promissory note secured by the Airline assets and maturing May 19, 2001). To date Rage, Inc. has paid $25,000 pursuant to the note. The Company entered this product line in the early 1960s.

In April 1998, Danzer shipped the last orders for Schindler Elevator, an elevator manufacturer, and has collected the related receivables. This product line was not profitable and its elimination offered the Company the opportunity to sharpen its focus on truck body fabrication.

Substantial business developments:

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

     In September 1994, Global completed a private offering of 7,550 shares of 10% Cumulative Convertible Senior Preferred Stock (the `10% Preferred') at $100 per share. Each share of the 10% Preferred was convertible into 200 shares of common stock.

     On December 31, 1994, Renaissance Capital Partners, Ltd. (`Renaissance') exchanged $1,600,000 principal amount of the Company's 12.5% Convertible Debentures for 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock ("Series B Preferred") at $100 per share. The Company also issued Renaissance a 10% Term Note in the principal amount of $211,635 due December 31, 1997 representing interest accrued on the Convertible Debentures through September 30, 1994. Each Series B Preferred share was convertible into 200 shares of common stock.

     In August 1995, the Company issued 1,200,000 shares through a private placement for $300,000. 1,000,000 shares were issued to R. W. Snyder and 200,000 shares were issued to Renaissance Capital Group, Inc..

     During fiscal 1996 and 1997, the holders of the 10% Preferred and the Series B Preferred converted their shares and accrued dividends to common stock at a conversion rate of $0.25 per share.

     In March 1997, Renaissance loaned the Company $150,000 in the form of a 10% Convertible Promissory Note ("Note"), convertible into common stock at $0.25 per share. The note provided that Renaissance would convert the entire principal into 600,000 shares of common stock upon the Company obtaining a loan secured by a lien on the land and improvements owned by Danzer under terms acceptable to Renaissance.

     Effective August 1997 Duncan-Smith Co. ("DSC") loaned Danzer $650,000 pursuant to an 11% Promissory Note ("DSC Note") secured by a lien on all real property and improvements owned by Danzer, including the manufacturing facility in Hagerstown, MD. To effectuate the DSC Note, Fremont Financial Corporation ("Fremont"), the Company's provider for revolving credit, agreed to subordinate its previously senior position in the Company's real property and improvements, including the manufacturing facility in Hagerstown, MD, to the DSC Note.

     Contemporaneous with the closing of the DSC Note, Renaissance, in accordance with the provisions of the Note, converted the entire note into 600,000 shares of common stock.

     In August of 1997, the Company made a strategic decision to focus solely on manufacturing of truck bodies and move away from the Airline and Schindler Elevator businesses. Management believes this renewed focus will allow the Company to maximize shareholder value by eliminating non-synergistic operations, increasing manufacturing efficiencies, streamlining capital resources, reducing overall cost structure and enabling the Company to better compete in a core business, truck bodies.

     At the annual Shareholder's meeting held December 1997, the Company elected a new Board of Directors consisting of Goodhue W. Smith, III, Chairman of the Board, Stephen C. Davis, Russell G. Cleveland and William L. Pryor, III.

     In December 1997, R.W. Schuster retired as President and CEO of the Company. Stephen C. Davis, a member of the Company's Board of Directors, took over as interim CEO and agreed to lead the search for a new President and CEO.

     In December 1997, Renaissance agreed to loan the Company $150,000 pursuant to a 10% promissory note secured by substantially all of the assets of the Company. All interest and principal due under the note is payable on or before September 30, 1998.

     In March 1998, the Company hired Mr. M.E. Williams as President and CEO. Mr. Williams has over 30 years of experience in manufacturing and 7 years of truck body manufacturing experience. Mr. Williams serves as an advisory director to the Company.

Description of the Business:

Global is a holding company and through its operating subsidiary is engaged in the manufacturing and marketing of specialized truck bodies.

Manufacturing Capabilities:

The Company's manufacturing activities are located at Danzer's operating facility in Hagerstown, MD where the Company produces truck bodies for sale under the Morrison trademark as well as bodies built to order for other original equipment truck manufacturers. The standard body sizes are 96, 108 and 132 inches in length and are painted with a finish paint or primer depending on customer requirements. The Company outsources certain small parts such as door cables, door gaskets, hinges and locks. The equipment used at Danzer's facility enables the Company to fabricate certain metal products up to 1/2 inches thick. Materials used include aluminum, stainless steel, and mild steel in both sheet and plate. The finished bodies are shipped to customers for installation on truck body chassis. Danzer offers heliarc and MIG welding, brazing, forming, assembly, and painting services to its customers. Danzer also maintains in-house design and engineering capabilities.

Government Regulation:

The Company is subject to regulation by federal, state, and local agencies that have jurisdiction over areas such as environmental and fire hazard control issues and regulate the work place to insure safe working conditions for the Company's employees. These regulatory bodies could take actions that would have a material adverse affect upon the Company's ability to do business. The business of the Company does not subject it to any special regulatory authority.

Competition:

There are a significant number of companies engaged in the manufacture of service truck bodies in the United States. While many of these companies are relatively small and do not possess the Company's technical capacity, a number of its competitors are larger and possess equal or greater technical and financial resources. The Company competes with others in its industry through price and service, with price being the most important factor.

Marketing:

The Company's manufacturing operation, at its Danzer subsidiary, generally markets to customers within the Eastern United States. Danzer markets its Morrison product through an internal sales force with its members having exclusive territories and paid commissions on all sales from a specific territory based upon payments made by the customer. Commission is calculated based upon sales achieved. The Company also has representatives attend regional and national trade shows. The Company offers truck bodies made to individually specified requirements of its customers.

Principal Customers:

During the fiscal year ended October 31, 1997, the Company had two customers that represented 10% or more of total net sales: Mobile Tool International, a truck body supplier, for which the Company supplied truck bodies (41%) and Schindler, an elevator manufacturer, for which the Company supplied component parts (13%). The Company's shift to where its only market is truck bodies will result in the loss of revenues derived from sales to Schindler.

Manufacturing and Facilities:

The Company purchases its raw materials from numerous suppliers and has not had any difficulty in obtaining components or raw materials. Danzer purchases domestically produced and imported sheet metal from a number of distributors and is not dependent upon any particular source of supply. The Company bears the risks of its products and systems not conforming to customer specifications, but in most cases, defects and deficiencies are correctable. Management believes that the Company's existing manufacturing and office facilities are adequate to meet its present needs and anticipated growth. The Company made a significant capital equipment purchase during fiscal 1998. The focus on truck body manufacturing has exposed a limitation on manufacturing capability. To overcome this the Company will evaluate the purchase of new pieces of capital euipment.

Employees:

As of October 31, 1997, Danzer has approximately 90 employees. Of these employees, 22 are involved in sales, administration and engineering, and 68 are in manufacturing, installation and servicing of Danzer's products. The 68 employees are represented by a labor union. Danzer believes its employee relations are satisfactory.

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

Insurance:

The Company carries a broad range of insurance coverage which management considers sufficient to provide acceptable levels of financial resources to protect the employees, assets, and operations of the Company that may be negatively affected in the event of a loss. The Company does not currently maintain, and in the future may not choose to or may not be able to obtain, coverage for liabilities arising from environmental damage, professional design deficiencies or other circumstances which could arise as a result of the type of business in which the Company engages. To date, the Company has not had difficulty in obtaining insurance. However, if the Company should be unable to obtain adequate insurance or should decide to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse affect upon the Company's business or its financial condition.

Seasonality:

The Company's business has not generally been seasonal in the past. However, the Company has historically experienced a reduced flow of orders during late November, December and early January. No seasonal modification of the Company's production schedule or staffing is required under normal business circumstances.

Warranties:

In connection with most contracts for manufacture the Company warrants its product to be free from defects in material and workmanship and performance under normal use and service for a period of twelve months after shipment. The obligation of the Company is generally limited to the repair or replacement of the defective product.

Backlog:

At October 31, 1997, the Company's backlog was approximately $1,400,000, which is expected to be filled within the 1998 fiscal year.

Export Sales:

Sales of goods exported to foreign countries during the fiscal years ended October 31, 1997 and 1996 were approximately $0 and $15,000, respectively.

ITEM 2.  PROPERTIES

Danzer owns its principal manufacturing facility which is located in an 80,000 square foot plant on an eleven acre site in Hagerstown, Maryland, near the intersection of two major interstate highways. Approximately 75,000 square feet are used in manufacturing and 5,000 square feet are used as office space. This property secures the DSC Note and the Company's revolving credit facility with Fremont. The Company believes that all of its properties, plants and equipment are well maintained and adequate for its requirements. The Company also believes that all of its properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

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

Fiscal 1996
                                       High                      Low

First Quarter                       $    1/2                  $    6/25
Second Quarter                      $    5/16                 $    7/32
Third Quarter                       $    5/16                 $    5/32
Fourth Quarter                      $    11/32                $    1/8


Fiscal 1997                            High                      Low

First Quarter                       $   13/32                 $    3/16
Second Quarter                      $    9/32                 $    7/32
Third Quarter                       $    5/16                 $    7/32
Fourth Quarter                      $    7/32                 $    1/8



The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

At November 27, 1997, there were approximately 820 holders of record of Global's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners. To date Global has not paid a cash dividend on its common stock The payment and amount of any future cash dividends would be restricted by the Company's lender and will necessarily depend upon conditions such as the Company's earnings, financial condition, working capital requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial information concerning the Company. This information is not covered by the independent auditor's report. For further information, see the accompanying Consolidated Financial Statements of Global Environmental Corp. and subsidiary for the years ended October 31, 1997, 1996, and 1995, and the information set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Item 8, "Financial Statements and Supplementary data" below.

Selected Consolidated Financial Information

The following information is a summary of the consolidated financial statements of the Company included elsewhere and should be read in connection with such consolidated financial statements.

Operating Data:                                       Year Ended October 31,
                                           (Amounts in thousands, except per share data)


                                            1997     1996     1995     1994     1993
                                            ----     ----     ----     ----     ----
Net sales                                   $8,762   $8,154   $7,580   $6,648   $6,233

Income (loss) from operations               (  226)  (  283) (    90)  (  730) (   665)

Loss from continuing operations             (  323)  (  366) (   228)  (  975) (   975)

Loss from discontinued operations                -   (  347) (   161)  (    4) (   335)

Loss from sale of  Rage Inc.                     -   (  215)       -        -        -

Net Loss                                    (  323)  (  928) (   389) (   979) ( 1,310)

Net loss per share and fully-diluted
 net loss per share attributable to common shareholders;

Continuing Operations                       ( 0.02)   (0.32)   (0.32)   (0.52)   (0.42)
Discontinued Operations                          -    (0.09)    0.06     0.10    (0.14)
Loss to Disposal                                 -    (0.09)       -        -        -
Total                                       ( 0.02)   (0.50)   (0.26)   (0.42)   (0.56)

Weighted average number of shares
 outstanding                                13,601    2,340    2,370    2,361    2,333

Balance Sheet Data:                                           As of October 31

                                            1997           1996        1995           1994          1993
                                            ----           ----        ----           ----          ----
Working capital (deficiency)                132,578    (401,536)    360,594      ( 541,111)      710,000

Total assets                              3,723,463   4,306,496   3,891,158      4,777,233     4,314,000

Long-term debt, including
    current portion                       2,177,145   1,888,907   1,786,628      3,910,253     2,750,461

Stockholders' equity (deficiency)            71,815     207,056     560,487      ( 353,062)    (  40,000)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

Sales volume increased approximately $600,000 from its fiscal 1996 level due to increased sales of both truck bodies and air movement product lines. The Company believes that the truck body market is firm and expects expansion in 1998. The air movement segment of the business did not appear to be growing, and was sold in 1998.

The Company's gross profit margin increased from 14.2% to 17.2% during fiscal 1997. The increase was due to the decrease in inefficiencies of the Morrison product line and an increase in manufacturing operations which decreased the effect of fixed manufacturing costs on gross profit.

Consolidated backlog at October 31, 1997 was approximately $1.4 million versus approximately $2.3 million at October 31, 1996.

The selling, general and administrative costs increased from the fiscal 1996 level by approximately $150,000 as a result of higher sales and marketing costs. Selling, general and administrative costs also increased as a percentage of net sales from 19.4% to 19.8%.

The Company's net loss before discontinued operations during fiscal 1997 was $323,000, a decrease of $179,000 over the fiscal 1996 loss. The decrease in the Company's loss was primarily due to increases in production efficiencies associated with manufacturing operations and an increase in net sales offset by higher selling, general and administrative costs.

Fiscal 1996 Compared to Fiscal 1995

Sales volume increased by $573,000 from its fiscal 1995 level due to increased sales of both truck bodies and air movement product lines.

The Company's gross profit margin increased from 12.6% to 14.2% during fiscal 1996. The was due to the decrease in inefficiencies of the Morrison product line and an increase in manufacturing operations which decreased the effect of fixed manufacturing costs on gross profit.

Consolidated backlog at October 31, 1996 was approximately $2,300,000 versus approximately $2,000,000 at October 31, 1995.

The selling, general and administrative costs increased from the fiscal 1995 level by approximately $400,830 as a result of higher sales and marketing costs. Selling, general and administrative costs also increased as a percentage of net sales from 13.8% to 17.7%.

The Company's net loss before discontinued operations during fiscal 1996 was $502,000, a decrease of $42,000 over the fiscal 1995 loss. The decrease in loss was primarily due to higher selling, general and administrative costs offset by increases in production efficiencies associated with manufacturing operations and an increase of net sales.

Liquidity and Capital Resources

Cash at October 31, 1997 increased by $19,000 from the level at October 31, 1996. This increase was the result of the decrease in accounts receivable, a decrease in payment clearing time and pressure from trade account payable vendors.

Net accounts receivable decreased approximately $16,000 from their level at October 31, 1996 due to an increased sales volume and an overall slowness in collections.

Inventories decreased by $128,000 with a 7% increase in sales due to the reduction of the production cycle that in effect decreased work in process.

The Company had working capital deficiency of $402,000 at October 31, 1996. Working capital at October 31, 1997 was increased to $133,000 . The company arranged for a $650,000 mortgage on the Hagerstown facility through the Duncan-Smith Company in 1997. Proceeds from the mortgage were used to eliminate the long-term debt with Fremont and for working capital purposes. The Fremont revolving credit facility was also renegotiated reducing the annual interest rate.

It is anticipated that additional working capital may be required to efficiently execute the Company's work in progress and backlog. The Company's weakened financial condition has, in turn, led to tighter credit terms with certain vendors and has therefore further strained the Company's working capital.

The Company's Danzer subsidiary currently has a revolving credit facility with Fremont Financial Corporation. The revolving credit facility is for a maximum of $1,400,000 at an interest rate of prime plus 3 1/2 % (12% at October 31, 1997) maturing on January 30, 1999. The loans are collateralized by real estate, Danzer's accounts receivable, inventory and equipment and the amount that can be borrowed under the credit facility is limited by eligible accounts receivable and inventory of Danzer as defined. In addition, the Company's Danzer subsidiary is limited to making distributions of no more than 75% of its net cash flow (as defined) to Global, providing that Danzer maintains a minimum net worth, which net worth was not maintained at October 31, 1997. At October 31, 1997, $1,006,000 was outstanding.

In light of the Company's backlog at October 31, 1997, its projected cash flow from operations, the market for the Company's products, and the amount of short-term debt due in fiscal 1998, it is anticipated that the Company may need increased sales, an increase in its profit margin and/or an infusion of capital in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1998, will be dependent upon the success of the company's efforts to increase sales volume, as well as the profitability of new business.

Many computer software systems in use today cannot process date-related information from and after January 1, 2000. The Company has taken steps to review and modify their computer systems as necessary and be prepared for the Year 2000. In addition, the Company has inquired of its major service providers if they are in the process of reviewing their systems with the same goals. The majority of all providers have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers fail to process this type of information properly, that could have a negative impact on the Company's operations. Management has not yet determined the cost related to achieving Year 2000 compliance but believes that it will be able to manage the total Year 2000 transition without material adverse effects on its business operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Consolidated Financial Statements on page F- below.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to all of the incumbent directors of the Company.

                                    Position with                      Director
Name                       Age      Company                            Since

Goodhue W. Smith, III      49       Director                           1997

Russell Cleveland          60       Director                           1991

William L. Pryor, III      63       Director                           1993

Stephen C. Davis           50       Director                           1997



Russell Cleveland, a chartered financial analyst, became director of the Company on April 26, 1991. Mr. Cleveland has for the past eight years been a director, officer and shareholder of Renaissance Capital Group, Inc., which is the managing general partner of Renaissance, a business development company pursuant to the Investment Company Act of 1940. Mr. Cleveland currently serves on the Board of Directors of Biopharmaceutics, Inc., and Tutogen Medical, Inc. Mr. Cleveland is the Renaissance designee to the Board of Directors. See "Item 13-Certain Relationships and Related Transactions" herein.

William L. Pryor, III is the Chairman of Prism Group, Inc. a diskette duplication manufacturing company at 441 Lexington Avenue, Suite 502, New York, NY. Mr. Pryor was the Managing Director of Warren Management and is Chief Executive Officer of Manufacturing Solutions, Inc. (formerly Applicon Corporation), a manufacturer of computer workstations and other electronic and computer peripheral devices. Mr. Pryor is presently a member of the Board of trustees of Kent School, a member of the Board of National Defense University, and a Trustee of IIE (Institute of International Education). Mr. Pryor currently serves as a director of World View, a multi-media CD ROM publisher, MacSimmum, a distributor of Apple and MacIntosh add-on peripherals and of Prism.

Goodhue W. Smith III founded Duncan-Smith Co., an investment banking firm in San Antonio, Texas, in 1978 and has since such time served as its Secretary and Treasurer. Mr. Smith is also Director of Citizens National Bank of Milam County, Ray Ellison Mortgage Acceptance Co. and Consolidated Health Care Associates, Inc.

Stephen C. Davis completed more than 28 years with Snyder General Corporation and one of its predecessor companies, The Singer Company. Mr. Davis holds a BS degree from Tarkio College and an MBA from Lindewood College. Mr. Davis is currently a Director of Snyder Capital Corporation.

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

ITEM 11.     EXECUTIVE COMPENSATION

Summary and Compensation Table

         The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's fiscal year ended October 31, 1997, 1996 and 1995 by the named officer.

                           SUMMARY COMPENSATION TABLE
                                                     Annual Compensation                         .
                                    ------------------------------------------------------
Name and Principal                  Salary        Common       Other Annual      All Other
       Position            Year       ($)      Stock Options   Compensation    Compensation
         (a)                 (b)      (c)           (d)            (e)               (f)
------------------         -----    --------   ------------   --------------    ----------
William V. Rice,           1995     $140,708     200,000      $7,547 (1)        $8,895 (2)
Former President           1996     $ 21,154         0        $3,773 (1)        $4,031 (3)



Lori Beer                  1996     $  60,000        0             0                 0
Former President

Rudolph W. Schuster        1996     $  14,712        0        $    0            $    0
Former President           1997     $  90,000        0             0                 0

(1) Represents lease payments and automobile insurance paid by the Company for a car provided for the use of Mr. Rice.

(2) Of the total $8,895 paid to Mr. Rice "in all other compensations," the Company paid $7,181. (amount based on two-thirds of the total cost of the policy) for term life insurance on Mr. Rice in the amount of 1.5 million. The policy provides that the Company will receive one-third of any proceeds from the policy and Mr. Rice's beneficiary will receive two-thirds of any such proceeds. An additional $1,714. was paid by the Company to the account of Mr. Rice as a matching contribution under the Company's Tax Savings Investment Plan, described below.

(3) Of the total $4,031 paid to Mr. Rice "in all other compensations," the Company paid $7,181. (amount based on two-thirds of the total cost of the policy) for term life insurance on Mr. Rice in the amount of 1.5 million. The policy provides that the Company will receive one-third of any proceeds from the policy and Mr. Rice's beneficiary will receive two-thirds of any such proceeds. An additional $258. was paid by the Company to the account of Mr. Rice as a matching contribution under the Company's Tax Savings Investment Plan, described below

The Company maintains a Tax Savings Investment Plan (the "Investment Plan") which qualifies as a cash deferred salary arrangement under Section 401(K) of the Internal Revenue Code. Employees are eligible to participate in the Investment Plan if they have been employed for 3 months, and are not members of a collective bargaining unit.

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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal year end Option/SR Values

There were no stock options held by any of the Company's officer as of October 31, 1997. During the year ended October 31, 1997, no stock options were exercised.

The Company maintains a Stock Option Plan (the "Plan") under which options of purchase 800,000 shares of the Company's Common Stock, par value $.0001 per share, have been reserved. Pursuant to the Plan, the Company is permitted to issue incentive stock options ("Incentive Stock Options") and non-qualified stock options ("Non-Qualified Stock Options") to employees or directors of the Company; provided, however, that no incentive Stock Options shall be granted to a non-employee director. Incentive Stock Options under the Plan are intended to qualify for the tax treatment accord under Section 422A of the Internal Code of 1986, as amended (the "Code). Non-Qualified Options under the plan are intended to be options which do not qualify for the tax treatment accorded under Section 422A of the Code.

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

There were no options outstanding at October 31, 1997.

Compensation of Directors

Directors who are not employees of the Company are entitled to a board meeting attendance fee of $750 plus reimbursement of expenses. The directors waived all of these fees for the year ending October 31, 1997.

Goodhue W. Smith, III who was elected as Chairman of the Board at the Company's December 15, 1997 Board meeting as a requirement under financing provided by Duncan-Smith Co., of which Mr. Smith is an officer and director, is to be paid $1,500 per month as compensation. Mr. Smith did not receive any fees in the year ended October 31, 1997.

Stephen C. Davis was elected to the Board of Directors at the Company's December 15, 1997 annual meeting of Shareholders. Mr. Davis is a director of the Snyder Capital Corporation. Mr. Davis provides certain services for Danzer on a consulting basis from November 1997 through March 1998. Neither Mr. Davis nor Snyder Capital Corp. received any compensation during the year ended October 31, 1997.

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

Mr. Rice resigned May 1996 and the employment contract was canceled June 1996 with the sale of Rage Inc. Current management in not under an employment contract.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of November 27, 1997 information concerning the shares of the Company's Common Stock beneficially owned by (a) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee, and (c) all directors and officers as a group. The outstanding voting securities of the Company as of the record date consisted of 15,576,069 shares of common stock. Except as otherwise indicated, each person named or included in a group has sole voting and investment power with respect to his or its shares of Common Stock.

Name and Address of Beneficial           Amount and Nature of          Percent
Owner or Identity of Group               Beneficial Ownership       of Class (1)
--------------------------                ----------------          ------------

Renaissance Capital Partners, Ltd.        10,043,792                     64.5%
8080 N. Central Expressway,
Suite 210, LB 59
Dallas, TX  75206-1857

Richard W. Snyder                          2,046,667 (2)                 13.1%
c/o Snyder Capital Corporation
3219 McKinney Ave.
Dallas, TX 75204

Russell G. Cleveland                         88,000 (3)                   0.3%
c/o Renaissance Capital Group, Inc.
8080 N. Central Expressway,
Suite 210, LB 59
Dallas, TX  75206-1857

William L. Pryor, III                        25,000 (4)                   0.2%
Prism Group, Inc.
441 Lexington Avenue, Suite 502
New York, NY  10017


(1) Common Stock which is not outstanding but which a person has a right to acquire with 60 days of the record date are considered as Common stock outstanding for purposes of computing the percentage of Common Stock owned by such person, but such Common stock is not deemed outstanding for purposes of computing the percentage of Common Stock owned by any other person.

(2) Includes 100,000 shares of common stock issuable upon exercise of warrants granted to Mr. Snyder..

(3) Mr. Cleveland is a director, officer and principal shareholder of Renaissance Capital Group Inc., the managing general partner of Renaissance Capital Partners, Ltd., and may be deemed to share voting and investment control over such shares.

(4) Represents 25,000 shares of common stock issuable upon exercise of options granted to Mr. Pryor under the Company's Stock Option Plan.

Changes in Control

Renaissance Capital Partners, Ltd. acquired control of the company on December 31, 1994, pursuant to a Purchase Agreement with the Company (the "Purchase Agreement") under which Renaissance exchanged $1,600,000 principal amount of the Company's 12.5% Convertible Debentures (the "Debentures") for 16,000 shares of the Company's Series B Preferred Stock. The Company also issued Renaissance a 10% Term Note originally due December 31, 1997 in the principal amount of $211,635.40 (representing interest on the Debentures accrued through September 30, 1994) and paid Renaissance $50,000 (representing interest on the Debentures from October 1, 1994 through December 31, 1994). At October 31, 1996, Renaissance converted all of its Preferred Stock, accumulated dividends, accumulated interest and note payable to common stock at a conversion rate of $0.25 per share.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 1994, Renaissance exchanged its Convertible Debenture for 16,000 shares of the Company's Series B Preferred Stock. The Company also issued Renaissance a 10% Term Note due December 31, 1996 in the principal amount of approximately $211,635 for unpaid accrued interest on the Debentures and paid Renaissance $50,000 (representing interest on the Debentures from October 1, 1994 through December 31, 1994). See Item 12 - "PRINCIPAL SHAREHOLDERS - Changes in Control".

On October 31, 1996, Renaissance converted all of its Preferred Stock, accumulated dividends, accumulated interest and note payable to common stock at a conversion rate of $0.25 per share.

On August 1, 1997, the Company entered into a loan agreement with Duncan-Smith Co., trustee. Terms of the $650,000 loan include an interest rate of 11% with payments due quarterly and a final notoriety on June 15, 2002. Duncan-Smith Co. received a cash fee of $32,500 and a warrant to purchase 650,000 shares of common stock at $0.25 per share with an expiration date of August 2002. Subsequently, Goodhue W. Smith, III, a director and officer of Duncan-Smith Co., was elected Chairman of the Board.

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

(a) Documents filed as part of this Annual Report on Form
     10-K:

         (1) Financial Statements.

         See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page F-1 herein.

         (2) Financial Statement Schedules Required to be Filed by Item 8 on this Form.

                  None

         (3) Exhibits.
                                                                       Incorporated by Reference
         Exhibit No.       Description                                 or Filed Herewith
         3(i)(a)           Certificate of Incorporation as             Incorporated by reference to
                           amended through August 18, 1994             Exhibit 3(i) to Registrant's Form
                                                                       10-Q for the period ended July 31, 1994

         3(i)(b)           Certificate of Amendment to Certificate     Incorporated  by reference  to
                           of Incorporation filed December 30, 1994    Exhibit  4.1  to Registrant's Form 8-K
                                                                       dated December 31, 1994

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

         10(o)             Loan and Security Agreement                 Incorporated by reference to
                           dated June 23, 1995 between                 Exhibit 10(o) to Form 10-K
                           Danzer Metal Works Co.                      dated April 1, 1996
                           and Fremont Financial Corporation

         10(p)             Mortgage Note and                           Incorporated by reference to
                           Mortgage Agreement                          Exhibit 10(p) to Form 10-K
                           dated January 25, 1996 of Global            dated April 1, 1996
                           Environmental Corp.
                           with Midlantic Bank

         10(q)             Loan and Security Agreement                 Incorporated by reference to
                           dated May 1, 1996,  between                 Exhibit 10(q) to Form 10-K dated
                           Danzer Industries, Inc                      July 7, 1997
                           and Fremont Financial Corporation

         10(r)             Common Stock Purchase Agreement             Incorporated by reference to
                           between William V. Rice and the             Exhibit 10(r) Form 10-K dated
                           Company dated May 21, 1996                  dated July 7, 1997

         10(s)             Asset Purchase Agreement dated              Filed here herewith as Exhibit 10(s)
                           November 14, 1997

         21                List of Subsidiaries                        Incorporated by reference to
                                                                       Exhibit 22 to the October
                                                                       31, 1989 Form 10-K.

         (b)               Reports on Form 8-K
                           No reports on Form 8-K were filed
                           during the last quarter of the fiscal year ended October 31, 1997

                           GLOBAL ENVIRONMENTTAL CORP.
                                 AND SUBSIDIARY

                                   YEARS ENDED
                         OCTOBER 31, 1997, 1996 AND 1995

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995




                                                                     PAGE(s)

                                                                     -------

CONSOLIDATED FINANCIAL STATEMENTS:

    Independent Auditors' Report                                     F-1

    Consolidated Balance Sheets - October 31, 1997 and 1996          F-2

    Consolidated Statements of Operations -
      Years Ended October 31, 1997, 1996 and 1995                    F-3

    Consolidated  Statements  of Changes in  Stockholders'
      Equity  Years  Ended October 31, 1997, 1996 and 1995           F-4

    Consolidated Statements of Cash Flows Years Ended
October 31, 1997, 1996 and 1995                                      F-5 to F-6

    Notes to Consolidated Financial Statements                       F-7 to F-25

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Global Environmental Corp.
Hagerstown, Maryland


         We have audited the accompanying consolidated balance sheets of Global Environmental Corp. and Subsidiary as of October 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Environmental Corp. and Subsidiary as of October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.







July 17, 1998
Blue Bell, Pennsylvania

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1997 AND 1996


                                     ASSETS

                                                         1997          1996
                                                     -----------   -----------
CURRENT ASSETS
  Cash                                               $    68,933   $   50,008
  Accounts receivable net of allowance for doubtful
    accounts of $346,000, 1997 and $52,188, 1996       1,419,870    1,436,339
  Inventories                                            662,989      791,758
  Prepaid expenses and other                              37,165       75,717
                                                     -----------   -----------

    Total current assets                               2,188,957    2,353,822
                                                     -----------   -----------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                    25,797       25,797
  Building and improvements                            1,440,527    1,385,502
  Equipment                                            2,286,085    2,273,920
                                                     -----------   -----------
                                                       3,752,409    3,685,219
  Less - accumulated depreciation and amortization    (2,271,753)  (2,076,765)
                                                     -----------   -----------

    Total property, plant and equipment, net           1,480,656    1,608,454
                                                     -----------   -----------


OTHER ASSETS
  Property under agreement of sale                             -      344,127
  Other                                                   53,850           93
                                                     -----------   -----------
                                                          53,850      344,220
                                                     -----------   -----------



    Total assets                                     $ 3,723,463   $4,306,496
                                                     ===========   ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1997          1996
                                                     -----------   -----------
CURRENT LIABILITIES
  Current portion of long-term debt                  $  581,876    $ 544,725
  Mortgage payable                                            -      344,127
  Accounts payable                                      859,764    1,337,117
  Accrued salaries and wages                            173,603      147,807
  Accrued expenses, other                               441,136      381,482
                                                     -----------   -----------

     Total current liabilities                        2,056,379    2,755,258
                                                     -----------   -----------

LONG-TERM DEBT, net of current portion                1,595,269    1,344,182
                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $.0001 per share;
    20,000,000 shares authorized, 15,870,272 and
    13,815,603 shares issued in 1997 and 1996,
    respectively                                          1,587        1,382

  Preferred stock, $.001 par value, 5,000,000
    shares authorized; Class of 10% Cumulative
    Convertible Senior Preferred Stock, 10,500
    shares authorized, 4,550 shares issued and
    outstanding in 1996 (total of $399,044)
    Series B Cumulative Convertible Senior
    Preferred Stock, 16,000 shares authorized, no
    shares issued and outstanding in 1997 or 1996             -      399,044
  Additional paid-in capital                          5,047,803    4,554,102
  Accumulated deficit                                (4,977,575)  (4,654,412)
  Less: Treasury stock, at cost
    95,579 shares, 1997 and 612,579 shares, 1996              -      (93,060)
                                                     -----------  -----------
      Total stockholders' equity                         71,815      207,056
                                                     -----------
-----------
      Total liabilities and stockholders' equity     $3,723,463   $4,306,496
                                                    ===========   ===========



                See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED OCTOBER 31, 1997, 1996, AND 1995

                                                            1997           1996          1995
                                                         -----------   -----------    ----------

NET SALES                                                $ 8,762,518   $ 8,153,689    $7,525,757

COST OF GOODS SOLD                                         7,257,056     6,993,068     6,627,237
                                                         -----------   -----------    ----------

    Gross profit                                           1,505,462     1,160,621       898,520

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  1,731,530     1,580,394     1,173,162
                                                         -----------   -----------    ----------

    Loss from operations                                    (226,068)     (419,773)     (274,642)

INTEREST EXPENSE                                            (201,627)     (239,310)     (265,542)
INTEREST INCOME                                                    -           931         3,522
OTHER INCOME                                                 104,532       155,858        (6,227)
                                                         -----------   -----------    ----------

LOSS FROM CONTINUING OPERATIONS                             (323,163)     (502,294)     (542,889)
                                                         -----------   -----------    ----------

DISCONTINUED OPERATIONS
  Income (loss) from operations of discontinued segment            -      (210,195)      153,955
  Loss on disposal of segment                                      -      (215,406)            -
                                                         -----------   -----------    ----------
    Loss from discontinued operations                              -      (425,601)      153,955
                                                         -----------   -----------    ----------

NET LOSS                                                 $  (323,163)   $ (927,895)   $ (388,934)
                                                         ===========    ===========   ==========

NET LOSS PER COMMON SHARE

  Loss from continuing operations                        $     (0.02)   $    (0.32)   $    (0.32)

  Income (loss) from operations of discontinued segment            -         (0.09)         0.06

  Loss on disposal of segment                                      -         (0.09)            -
                                                         -----------    -----------   ----------

  Net loss                                               $     (0.02)   $    (0.50)   $    (0.26)
                                                         ===========    ===========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                       13,601,270     2,339,756     2,369,565
                                                         ===========    ===========   ==========



                See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                      10% AND SERIES B
                                                         CUMULATIVE
                                                     CONVERTIBLE SENIOR    ADDITIONAL
                                COMMON STOCK           PREFERRED STOCK      PAID-IN      ACCUMULATED      TRESURY STOCK
                             SHARES     AMOUNT       SHARES     AMOUNT      CAPITAL        DEFICIT      SHARES     AMOUNT      TOTAL
                             ------     ------       ------     ------      -------        -------      ------     ------      -----


Balance, October 31, 1994   2,465,144   $  247        7,550    $ 662,150  $ 1,877,784    $(2,893,244)   95,579   $     -  $(353,063)

Issuance of 16,000 shares           -        -       16,000    1,511,319            -              -         -         -  1,511,319

Net loss                            -        -            -            -            -       (388,934)        -         -   (388,934)

Dividends on preferred stock        -        -            -            -            -       (208,835)        -         -   (208,835)
                               ------   ------       ------       ------      -------        -------    ------    ------      -----

Balance, October 31, 1995   2,465,144      247       23,550    2,173,469    1,877,784     (3,491,013)   95,579         -    560,487

Acquisition of treasury stock
  in connection with disposal
  of segment                        -        -            -            -            -              -   517,000   (93,060)   (93,060)

Issuance of 1,200,000 common
  shares                    1,200,000      120            -            -      299,880              -         -         -    300,000

Conversion of 10% (3,000) and
  Series B (16,000) preferred
  shares and Renaissance
  term note and related accrued
  interest and dividends   10,150,459    1,015      (19,000)  (1,774,425)   2,376,438              -         -         -    603,028

Net loss                            -        -            -            -            -       (927,895)        -         -   (927,895)

Dividends on preferred stock        -        -            -            -            -       (235,504)        -         -   (235,504)
                               ------   ------       ------       ------      -------        -------    ------    ------      -----

Balance, October, 31,1996  13,815,603    1,382        4,550      399,044    4,554,102     (4,654,412)  612,579   (93,060)   207,056

Conversion of 10% preferred
  shares and related accrued
  dividends                 1,971,669      197       (4,550)    (399,044)     436,769              -         -         -     37,922

Conversion of Renaissance
  loan to common stock        600,000       60            -            -      149,940              -         -         -    150,000

Cancellation of treasury
  shares                     (517,000)     (52)           -            -      (93,008)             -  (517,000)   93,060          -

Net loss                            -        -            -            -            -       (323,163)        -         -   (323,163)
                               ------   ------       ------       ------      -------        -------    ------    ------      -----

Balance, October,31,1997   15,870,272   $1,587            -     $      -   $5,047,803    $(4,977,575)   95,579   $     -   $ 71,815
                           ==========   ======       ======     ========   ==========    ===========    ======   =======   ========


                See Notes to Consolidated Financial Statements.

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                              1997        1996          1995
                                                            --------    --------      --------
OPERATING ACTIVITIES
  Net loss                                                 $(323,163)  $(927,895)    $(388,934)
  Adjustments to reconcile  net loss to net
    cash provided by (used in) operating
    activities:
       Depreciation and amortization                         194,988     183,623       250,648
       Write-off deferred financing fees                           -           -        86,569
       Provision for bad debts                               305,387      38,500        38,500
       Net loss on disposition of items
         included in discontinued segment                          -      21,843             -
    Changes in operating assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                                (288,918)   (567,942)      320,797
         Inventories                                         128,769        (855)      267,898
         Net assets from discontinued operations                   -           -       133,114
         Prepaid expenses and other                           38,552     (22,798)       22,159
         Other assets, net                                   (53,757)     40,745       (19,447)
       Increase (decrease) in:
         Accounts payable                                   (477,353)    292,958       288,355
         Net liabilities from discontinued operations              -    (167,580)            -
         Accrued salaries and wages                           25,796      23,020       (78,600)
         Accrued expenses, other                              97,576     226,326      (181,008)
                                                            --------    --------      --------
           Net cash provided by (used in)
             operating activities                           (352,123)   (860,055)      740,051
                                                            --------    --------      --------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                  (67,190)    (65,199)      (93,337)
  Investment in joint venture                                      -           -          (320)
  Proceeds from sale of equipment                                  -      36,744             -
                                                            --------    --------      --------
           Net cash used in investing activities             (67,190)    (28,455)      (93,657)
                                                            --------    --------      --------

FINANCING ACTIVITIES
  Net borrowings (repayments) under revolving
    loan agreement                                            63,624     497,111      (288,485)
  Proceeds from the issuance of long-term debt               800,000           -             -
  Payments of long-term debt                                (425,386)   (183,197)     (235,140)
  Payment of legal fees in connection with
    conversion of debt to preferred stock                          -           -       (88,681)
  Net proceeds from the issuance of common stock                   -     300,000             -
  Payment of dividends on preferred stock                          -     (11,375)      (46,708)
                                                            --------    --------      --------
           Net cash provided by (used in)
             financing activities                            438,238     602,539      (659,014)
                                                            --------    --------      --------

NET INCREASE (DECREASE) IN CASH                               18,925    (285,971)      (12,620)
CASH, BEGINNING                                               50,008     335,979       348,599
                                                            --------    --------      --------
CASH, ENDING                                                $ 68,933     $50,008      $335,979
                                                            ========    ========      ========


                 See Notes to Consolidated Financial Statements

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                             1997           1996          1995
                                                          ---------      ---------     ----------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOWS INFORMATION:

    Cash paid for interest                                $ 179,988      $ 239,310     $  210,984
                                                          =========      =========     ==========

NON-CASH FINANCING ACTIVITIES:

    Conversion of Renaissance debt to preferred stock             -              -     $1,600,000
                                                         ==========

    Conversion of convertible debt to common stock        $ 150,000              -              -
                                                          =========

    Reclass of revolving loan to long-term debt
      due to modification of loan agreement                       -              -     $  933,530
                                                          ==========

    Cancellation of treasury shares                       $  93,060              -              -
                                                          =========

    Conversion  of 10%  and  Series  B  Preferred
      Shares  and  related  accrued dividends and
      Renaissance term note and related accrued
      interest to common stock                            $ 436,966      $ 603,028              -
                                                          =========      =========

    Accrual of dividends on Senior Preferred Stock:
      10% Cumulative Convertible                                  -      $  75,504     $   28,794
                                                          =========      ==========

      Series B Cumulative Convertible                            -       $ 160,000     $  133,333
                                                          =========      ==========



NON-CASH INVESTING ACTIVITIES:

    Reclass of property to property under
      agreement of sale in connection  with
      disposal of Rage and reclass of related
      mortgage payable                                           -       $ 344,127              -
                                                          =========
    Satisfaction of mortgage payable and
      cumulation of previous sale of related
      property held under agreement of sale               $(344,127)             -              -
                                                          ==========



                 See Notes to Consolidated Financial Statements

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

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

               Danzer Industries, Inc. ("Danzer"), a wholly-owned subsidiary of Global Holdings, is principally engaged in the design, manufacture and installation of fabricated metal products. Products produced are normally based upon specifications received from customers. Danzer's revenues (subsequent to the sale of the Company's Rage subsidiary as described below) represent virtually 100% of the Company's revenues and are generated throughout the Eastern and Midwestern United States. Rage Inc. ("Rage") was a wholly-owned subsidiary of Global Holdings through April 30, 1996 and was engaged in the business of engineering and supplying pneumatic material handling systems throughout the United States. Effective April 30, 1996, Rage was sold to a former officer (Note 3). Accordingly, the results of Rage's operations for the fiscal year ended October 31, 1996 are presented as "discontinued operations" in the respective consolidated Statement of Operations. The results of Rage's operations for the fiscal year ended October 31, 1995 have been reclassified to conform with the 1996 method of presentation.

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        Inventories

               Inventories are stated at the lower of cost (first-in, first-out) or market and, at October 31, 1997 and 1996 are comprised of the following components:
                                             1997      1996
                                             ----      ----

          Raw materials and supplies     $297,125   $420,469
          Work-in-progress                301,277    286,122
          Finished goods                   64,587     85,167
                                         --------   --------
                                         $662,989   $791,758
                                         ========   ========

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

        Property, Plant and Equipment

               Property, plant and equipment are stated at cost and are depreciated on the straight-line method over the following estimated useful lives:


          Building and improvements     10 to 30 years
          Equipment                      5 to 20 years


               Depreciation expense of property, plant and equipment for the years ended October 31, 1997, 1996 and 1995 included in continuing operations was $194,988, $183,623 and $184,547, respectively.

        Concentration of Credit Risk

               The Company maintains cash balances at a bank, which at various times throughout the year, exceeded the Federal Deposit Insurance Corporation (FDIC) limit.

        Fair Value of Financial Investments

               The Company believes that the carrying value of its financial instruments, such as long-term debt (all of which are held for purposes other than trading) are approximately equal to their fair values.

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        Major Customers

               The following is a list of the Company's customers which represent 10% or more of consolidated net sales (from continuing operations):

                                       TOTAL PERCENTAGE OF NET SALES
                                          YEARS ENDED OCTOBER 31,
                                          -----------------------

                                         1997       1996       1995
                                         ----       ----       ----

         Elevator Manufacturer            13%        10%        11%
         Truck Body Manufacturer          41%        29%        32%


               As of October 31, 1997, the amount due from the truck body manufacturer, and which was collected subsequent to October 31, 1997, was approximately $484,000.



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


        Stock-Based Compensation

               In fiscal year 1997, the Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but elected to continue to utilize the "intrinsic value" method of accounting for recording stock-based compensation expense provided for in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)



        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        Accounts Receivable

               Accounts receivable are earned in the normal course of business and are unsecured.

               The allowance for doubtful accounts is established through charges to earnings in the form of a charge to bad debt expense. Accounts which are determined to be uncollectible are charged against the allowance account. Management makes periodic assessments of the adequacy of the allowance which requires the Company to recognize additions or reductions to the allowance. It is reasonably possible that factors may change significantly and, therefore, affect management's determination of the allowance for doubtful accounts in the near term. Charge-offs amounted to $12,000 in 1997, $25,000 in 1996 and $56,000 in
        1995.


        Recently Issued Accounting Standards

               In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement"). The Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Company adopted the Statement effective November 1, 1996; the Statement did not have a material effect on the Company's financial position or results of operations.

               In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" and SFAS No. 129, "Disclosure of Information About Capital Structures" (the "Statements") which specify new computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock and require additional information to be disclosed for capital structures of certain companies. The Statements are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the effect the Statements will have on its financial condition, results of operations or disclosure, but does not believe it will be material.

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)



        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        Recently Issued Accounting Standards (Continued)

               In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is required to be adopted for fiscal years beginning after December 15, 1997. The adoption of this Statement is not expected to have a material effect on the Company.

               In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is required to be adopted for fiscal years beginning after December 15, 1997. The Company does not believe that this Statement will have a material effect on the disclosures in the Company's financial statements.

               In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employer's disclosures about pension plans; the Statement does not change the measurement or recognition of those plans. The Statement is effective for financial statements issued for years beginning after December 15, 1997. The Company does not believe that this Statement will have a material effect on the disclosures in the Company's financial statements.

NOTE 2. FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS


               The Company had net sales of $8,762,518 for the year ended October 31, 1997 (a 7.5% increase over the prior year) and a loss from continuing operations of $323,163. Working capital increased from 1996 to 1997 from a deficiency to positive working capital of $132,578 at October 31, 1997. This was due primarily to the repayment of accounts payable and the release of a mortgage payable obligation of $344,127 (Note 3). Stockholders' equity decreased by $135,241 to $71,815 at October 31, 1997 due to a net loss incurred, offset by the conversion of certain debt, preferred stock and accrued dividends to common stock.

               During the first quarter of fiscal 1994, the Company entered into a Joint Venture agreement (the "Agreement") with Cadema Corporation ("Cadema"). The Joint Venture was capitalized by Cadema with $350,000 in cash and by Global with $1,000 in cash. The joint venture's principal objective is to provide the partners with current income by contracting for the design and installation of air pollution control equipment in its name in all areas of the world outside the United States and its territories. The term of the Agreement expires December 31, 1998, unless otherwise extended. Income or loss from the Joint Venture is allocated 51% to Cadema and 49% to the Company. The Agreement allows Global, subject to certain conditions, to acquire Cadema's interest in the joint venture for 875,000 shares of Global common stock or $350,000 in cash or an amount equal to Cadema's capital account, whichever is greater, subject to certain antidilution provisions. The Agreement also allows for quarterly distributions of income and capital to the joint venture partners. The Company had borrowed approximately $350,000 from the joint venture as of October 31, 1997 (Note 5). Because of the sale of the Company's Rage Subsidiary (Note 3), it is not anticipated that the Joint Venture will provide significant revenue or earnings for the Company in the future. In addition, Management is presently negotiating with the other party to the Joint Venture with respect to payment by the Company of the loan due to the Joint Venture.

               In September 1994, the Company completed a 10% Cumulative Convertible Senior Preferred Stock offering whereby 7,550 shares were issued. The Company realized $662,150 of net proceeds, after placement fees and expenses of approximately $93,000. The funds were used to expand the Company's new Morrison product line and provide working capital for overall business activity. During 1996 and 1997, these shares and related accrued dividends were converted to common stock (Note 7).

               Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount of 1991 and 1992 convertible debentures for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock. During 1996, such preferred shares, related accrued dividends, a related term note and accrued interest were converted to common stock (Note 7).

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

               In March 1997, the Company received $150,000 from Renaissance Capital Group, Inc. in the form of convertible debt. During 1997, this debt was converted into 600,000 shares of common stock.

               On August 1, 1997, Danzer borrowed $650,000 from a private company. A portion of the net proceeds of $603,000 was used to pay-off certain term debt ($174,000) owed to Fremont Financial Corporation, with the remainder ($429,000) available for working capital purposes (Note
        5). The Company also entered into an agreement with Fremont Financial Corporation redefining the method of determining the Company's borrowings from Fremont and extending the term of its agreement with Fremont until January 31, 1999 (Notes 4 and 5).

               In November 1997, the Company completed the sale of an operating division and its associated assets (inventory, property and equipment and customer lists) for proceeds of $413,000. The Company did not realize a significant gain or loss on this transaction. In addition, sales attributed to this division in fiscal 1997 approximated $2.6 million.

               In December 1997, the Company received $150,000 from Renaissance in the form of a promissory note (the "Note"). The Note bears interest at 10% per annum and is payable at maturity (September 30, 1998) along with the principal balance.

               The Company's ability to meet certain interest and principal payments and its working capital needs in order to execute its backlog and generate sales volume during fiscal 1998, will be dependent upon the success of the Company's efforts to increase sales volume, the profitability of new business generated and the ability to secure additional financing.

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

               Operating results of Rage for the year ended October 31, 1996 are shown separately in the accompanying Consolidated Statement of Operations as discontinued operations for the period November 1, 1995 through April 30, 1996. The Consolidated Statement of Operations for 1995 has been similarly reclassified.

               Net sales of Rage were approximately $1,118,000 and $5,001,000 for the six months ended April 30, 1996 and the year ended October 31, 1995, respectively. These amounts are not included in net sales in the accompanying Consolidated Statements of Operations.

               The loss from operations of Rage totaled $210,195 for the six months ended April 30, 1996. The loss on the sale of Rage was $215,406.

               Assets and liabilities of Rage sold effective April 30, 1996 consisted of:

                                                    April 30, 1996
                                                    --------------

         Accounts receivable, net                      $ 364,000
         Inventories                                     134,000
         Property, plant and equipment, net              521,000
         Other assets                                    209,000
                                                       ---------
                                                       1,228,000
         Accounts payable and accrued expenses          (749,000)
         Mortgage payable                               (350,000)
                                                       ---------
         Net assets                                    $ 129,000
                                                       =========


               In accordance with the terms of the Common Stock Purchase Agreement (the "Agreement"), the Buyer assumed certain mortgage debt on real property and improvements sold by Global to the Buyer and has been making the required monthly payments. As of October 31, 1996, the Company had not been released by the mortgagor from this obligation and, accordingly, recorded "property under agreement of sale" and "mortgage payable" in the amount of $344,127 in the accompanying October 31, 1996 Consolidated Balance Sheet. During fiscal 1997, the Company was released by the mortgagor from this obligation.



NOTE 4. NOTE PAYABLE

               Effective May 28, 1993, Danzer entered into a loan and security agreement (the "Agreement") with Fremont Financial Corporation, comprised of a revolving credit facility (the "Facility") and an equipment term loan (the "Term Loan"). The Agreement was most recently amended on May 1, 1997, extending the term of the Agreement to January 31, 1999. The amount available under the Facility is based on a defined percentage of eligible accounts receivable and inventory. The Company had drawn $1,005,789 at October 31, 1997 (Note 5). The maximum amount available under the Facility is $1,400,000. The Term Loan was repaid in full in 1997 (Note 5). Borrowings under the Agreement accrue interest at prime plus 3.5% (12.0% at October 31, 1997).

               Under the terms of the Agreement, borrowings are collateralized by Danzer's accounts receivable, inventory and equipment and a junior lien on Danzer's real estate. The Agreement provides for certain restrictions including, but not limited to, the Company's ability to: a) sell, lease, transfer, exchange or otherwise dispose of any assets except in the ordinary course of business; b) enter into any merger, consolidation, or acquisition of any other business organization; c) guaranty or otherwise become in any way liable with respect to the obligations of any third party; or d) change its ownership by greater than 10%. The Agreement also restricts: payment of compensation and loans and advances to executives, officers, directors and certain others; capital expenditures to a specified level; and distributions to Danzer's Parent.

NOTE 5. LONG-TERM DEBT

               At October 31, 1997 and 1996, consolidated long-term debt consists of the following:

                                                            1997         1996
                                                         ----------  ----------

        Revolving note payable to Fremont Financial
          due January 1999 (Notes 2 and 4)               $1,005,789  $  942,165

        Note payable to joint venture;
          interest-free, principal was due
          December 31, 1996                                 345,000     345,000

        Term Loan payable to Fremont Financial;
          repaid in full in 1997 (Note 4)                         -     246,500

        Term Loans payable to US Amada, Ltd;
          monthly payments currently  aggregating
          $12,513 including interest at 8.5% to 8.75%;
          final balance due October 1, 1999;
          collateralized by equipment                       215,440     355,242

        Promissory note payable to Duncan-Smith Co.,
          Trustee in the  original  amount of  $650,000;
          quarterly  payments of $41,903 including
          interest at 11.0% through May 2002;
          collateralized by Danzer's property and
          equipment and accounts receivable (Note 7); a
          principal in Duncan-Smith Co. is also a
          shareholder in the Company and subsequent to
          fiscal 1997, became a Director of the Company.    610,916          -
                                                       ------------  ----------
                                                          2,177,145   1,888,907

       Less - current portion                              (581,876)   (544,725)
                                                       ------------  ----------

       Total long-term debt                              $1,595,269  $1,344,182
                                                       ============  ==========

               Maturities on long-term debt as of October 31, 1997 are as follows:

                YEARS ENDING
                 OCTOBER 31,             AMOUNT
                ------------             ------

                    1998                $  581,876
                    1999                 1,203,467
                    2000                   128,912
                    2001                   144,005
                    2002                   118,885
                                        ----------

                                        $2,177,145
                                        ==========


               The President of the managing General Partner of Renaissance is also a Director of the Company. Interest expense incurred with respect to certain Renaissance convertible debt (Note 2) was approximately $6,000, $21,000 and $21,000 in 1997, 1996 and 1995, respectively.



NOTE 6. INCOME TAXES

               The Company files a consolidated income tax return for Federal tax purposes. The Company, Global Holdings and Danzer each file separate state income tax returns. The Company accounts for income taxes in compliance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the enacted tax rates and laws expected to be in effect when the taxes are actually paid or recovered.

               Total income tax benefit from continuing operations amounted to $
        - 0 - in each of 1997, 1996 and 1995 (effective tax rates of 0%, in each of the three years) compared to an income tax benefit of ($110,000), ($171,000), and ($185,000), respectively, computed by applying the statutory rate of 34.0% to loss from continuing operations. These differences are accounted for as follows:

                                                                 1997
                                                                 ----
                                                                     Percent of
                                                      Amount        Pretax Loss
                                                      ------        -----------

         Computed "expected" tax benefit            ($110,000)         (34.0%)
         Decrease in benefit due to valuation
           allowance provided for deferred
           tax assets                                 110,000           34.0%
                                                    ---------       ---------

                                                     $      -              0%
                                                    =========       =========


                                                                 1996
                                                                 ----
                                                                     Percent of
                                                      Amount        Pretax Loss
                                                      ------        -----------
         Computed "expected" tax benefit            ($171,000)         (34.0%)
         Decrease in benefit due to valuation
           allowance provided for deferred
           tax assets                                 171,000           34.0%
                                                    ---------       ---------

                                                     $      -              0%
                                                    =========       =========


                                                                 1995
                                                                 ----
                                                                     Percent of
                                                      Amount        Pretax Loss
                                                      ------        -----------
         Computed "expected" tax benefit            ($185,000)         (34.0%)
         Decrease in benefit due to valuation
           allowance provided for deferred
           tax assets                                 185,000           34.0%
                                                    ---------       ---------

                                                     $      -              0%
                                                    =========       =========


               Deferred income tax assets (liabilities) result from differences in the recognition of revenues and expenses for income tax and financial reporting purposes.

               The net deferred tax assets at October 31, 1997 and 1996 include the following:

                                                       1997           1996
                                                       ----           ----

          Deferred tax assets                     $1,737,000     $1,484,000
          Deferred tax liability                    (175,000)      (173,000)
          Valuation allowance for deferred
            tax assets                            (1,562,000)    (1,311,000)
                                                  ----------     ----------

                                                  $        -     $        -
                                                  ==========     ==========

               The Company has recorded a valuation allowance for its entire net deferred tax asset at October 31, 1997 and 1996 since Management believes that it is more likely than not that the tax asset will not be realized.

               The tax effect of major temporary differences that gave rise to the Company's net deferred tax assets at October 31, 1997 and 1996 are as follows:

                                                       1997           1996
                                                       ----           ----

          Net operating loss carryforward         $ 1,521,000    $1,484,000
          Allowance for doubtful accounts             138,000             -
          Accrued expenses                             78,000             -
          Depreciation                               (175,000)     (173,000)
                                                  -----------    ----------

                                                  $ 1,562,000    $1,311,000)
                                                  ===========    ===========

               As of October 31, 1997, the Company has available Federal net operating loss carryforwards of approximately $3,800,000 that may be applied against future Federal taxable income. These carryforwards expire at various dates through fiscal 2012.

NOTE 7. STOCKHOLDERS' EQUITY


               On May 7, 1990, the Company's stockholders approved a stock option plan to issue both "qualified" and "non-qualified" stock options. Under the Plan, 800,000 options to purchase shares of the Company's common stock may be issued at the discretion of the Company's Board of Directors. The option price per share will be determined by the Company's Board of Directors, but in no case will the price be less than 85% of the fair value of the common stock on the date of grant. Options under the Plan will have a term of not more than ten years with accelerated termination upon the occurrence of certain events. As of October 31, 1997 and 1996, there were 25,000 options outstanding with an exercise price of $.48 per share. During the year ended October 31, 1997, no options were granted and no options were terminated. During the year ended October 31, 1996, no options were granted and 350,000 options were terminated. No options were exercised during the years ended October 31, 1997 or 1996.

               In connection with a legal settlement during 1994, the Company issued 30,770 shares of common stock, par value $.0001 per share, and warrants to purchase 75,000 shares of common stock through February 9, 1997 at $1.00 per share, subject to adjustment as defined. No warrants were exercised through October 31, 1996. During 1997, such warrants expired without being exercised.

               In connection with a consulting agreement effective November 2, 1994, the Company issued warrants to purchase 100,000 shares of common stock through November 1, 1999 at $.50 per share, subject to adjustment as defined. No warrants have been exercised through October 31, 1997. In connection with the resignation of the Company's President and Chief Executive Officer in 1996, the Company issued warrants to purchase 200,000 shares of common stock through August 1999 at $.50 per share, subject to adjustment as defined. No compensation was recorded in connection with the issuance of such warrants. No warrants have been exercised through October 31, 1997.

               In connection with a financing agreement effective August 1997, the Company issued warrants to purchase 650,000 shares of common stock through August 2002 at $.25 per share, subject to adjustment as defined. No warrants have been exercised through October 31, 1997.

               In April 1998, the Company granted 600,000 stock options, exercisable at $.10 per share, to its President. The options vest over two years and expire in April 2004.

               Compensation expense that would have been recorded with respect to stock options and warrants issued in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have been immaterial.

               During 1994, Global completed a private placement offering by selling 7,550 shares of its 10,500 authorized shares of 10% Cumulative Convertible Senior Preferred Stock (the "10% Senior Preferred Stock") at a stated value of $100 per share. The Company raised $662,150, net of placement fees of $92,850 as a result of the offering. Commencing September 30, 1994, dividends were cumulative, payable quarterly in arrears at an annual rate of $10 per share. Total dividends declared and/or accrued were $75,504 in each of 1996 and 1995. The 10% Senior Preferred Stock was voting and convertible into the Company's Common Stock. Effective April 30, 1995, the Company registered the shares of common stock issuable upon conversion of the Senior Preferred Stock under the Securities Act of 1933. During 1997 and 1996, all such shares and related accrued dividends were converted to common stock at a conversion rate of $.25 per share.

               Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount 12 1/2% convertible debentures for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock (the "Series B Stock"), par value $.001 per share, stated value $100 per share. The Company raised $1,511,319, net of legal and other costs of $88,681 incurred in connection with the offering. Commencing December 31, 1994, dividends were cumulative, payable quarterly in arrears at an annual rate of $10 per share. Total dividends declared and/or accrued during 1996 and 1995 were $160,000 and $133,333, respectively. On October 31, 1996, Renaissance converted 16,000 shares of Series B Stock, a $211,635 term note (Note 5), accrued interest and accrued dividends to common stock at the conversion rate of $.25 per share.

               The 10% Cumulative Convertible Preferred Stock and the Series B Stock required the Company to comply with certain affirmative and negative covenants including, but not limited to, the timely filing of financial statements. In addition, the covenants limited the Company's ability to issue new indebtedness, issue other classes of preferred stock, pay dividends on the Company's common stock, purchase equity securities, increase executive compensation, enter into liens and acquire new businesses, among other items. The Company was also subject to registration requirements under certain circumstances. As of October 31, 1996, the Company was in violation of certain of the above covenants. As previously disclosed, the Company converted all outstanding preferred stock to common stock in 1997 and 1996.

               In August 1996, the Company issued 1,200,000 common shares for $300,000, through a private placement offering. 1,000,000 shares were issued to a private investor and 200,000 shares were issued to Renaissance.

               In 1997, the Company converted a $150,000 of convertible debt issued in 1997 and payable to Renaissance into 600,000 shares of common stock.


NOTE 8. NET LOSS PER SHARE AMOUNTS AND QUARTERLY DATA

               Net loss per share is calculated after deducting dividends earned on preferred stock of $235,504 in 1996 and $208,835 in 1995 from the Company's net loss and dividing by the weighted average number of shares of common stock outstanding during the period. The assumed conversions of the 10% and Series B Cumulative Convertible Senior Preferred Stock at October 31, 1996 and 1995 and assumed exercise of stock options and warrants for 1997, 1996 and 1995 have not been considered in the calculations of loss per share, since the effect of such conversions/exercises would be antidilutive.

               At October 31, 1997, the Company recorded certain adjustments which increased its net loss by approximately $250,000 or $.02 per share and which were material to its fourth quarter results of operations. Such adjustments related to inventory, bad debt expense, accruals of manufacturing costs and accruals of other selling, general and administrative expenses. In addition, the Company recorded certain other adjustments (the aggregate amount of which has not been determined) in the fourth quarter of the year ended October 31, 1997, which related to prior quarters in the year ended October 31, 1997.

NOTE 9. COMMITMENTS AND CONTINGENCIES

               The Company leases certain equipment under operating leases expiring at various times through July 2001. Rent expense was approximately $86,000, $16,000, and $25,000 for the years ended October 31, 1997, 1996 and 1995, respectively. The following is a schedule of future minimum rental payments under operating leases as of October 31, 1997:
                    YEARS ENDING
                     OCTOBER 31,         AMOUNT
                     -----------         ------

                         1998          $ 72,000
                         1999            65,000
                         2000            21,000
                         2001            13,000
                                        -------
                                       $171,000
                                       ========

               Certain of the Company's employees are currently represented by a labor union, the United Brotherhood of Carpenters and Joiners of America, Local Union No. 340 whose contract is in effect to February 2000.

               Danzer has a contributory defined benefit pension plan covering all eligible employees who have elected to participate in the Plan. It is the Company's policy to fund pension costs as determined by the Plan's actuary. The weighted average discount rate and expected rate of return on long-term assets used in determining the actuarial present value of the projected benefit obligation were 7% each for the Plan's year ended December 31, 1997. The actuarial information included below, which is as of January 1, 1997, is for the Plan's fiscal year ended December 31, 1997, and is the most recent available information.

               Pension expense for the year ended December 31, 1997, was as follows:

          Benefits earned (service cost)                              $  7,587
          Interest expense on projected benefit obligation              26,687

          Actual return on Plan assets                                 (33,248)
          Other items                                                    8,537
                                                                      --------
                                                                      $  9,563
                                                                      ========

               A summary of the status of the Plan as of December 31, 1997 is as follows:

          Pension benefit obligation:
           Projected benefit obligation:
             Vested                                         $(415,511)
             Non-vested                                             -
                                                            ---------
                                                            $(415,511)
          Plan assets at fair value                           361,347
                                                            ---------
          Funded status                                       (54,164)
          Unrecognized gain/(loss)                            (46,095)
          Deferred transition gain/(loss)                      59,353
                                                            ---------
          Accrued pension expense                           $ (40,906)
                                                            =========


               The Company also has a defined contribution 401(k) plan which permits voluntary employee contributions up to 15% of compensation and which provides Company matching contributions up to 3% of employee compensation. 401(k) plan expense for each of the years ended October 31, 1997, 1996 and 1995 was approximately $8,000, $9,000 and $13,000, respectively.


               On August 25, 1993, the Company entered into a royalty agreement structured as an asset sale and purchase agreement (the "Agreement") with Morrison Industries, L.P., DIP, a Delaware Limited Partnership, (the "Seller"), to buy certain "Intangible" and "Tangible" assets of the Seller, as defined. In consideration of the sale, the Company is required to pay monthly to the Seller, 5% of "Qualified Revenues" as defined, during years 1 through 5 of the Agreement and 2 1/2% of Qualified Revenues, up to $2,000,0000 and 5% of Qualified Revenues in excess of $2,000,000 during years 6 through 10 of the Agreement. In addition, the Agreement stipulates certain annual and quarterly minimum sales levels and requires the Seller to enter into a non-compete agreement indefinitely. Royalty expense for 1997, 1996 and 1995 was $100,000, $100,000 and $66,000, respectively. The Company is subject to certain unassserted claims; the probability of assertion cannot be determined and the range of any possible loss also cannot be determined. In addition, the Rage subsidiary which the Company sold as of April 30, 1996, is subject to certain litigation which, if adversely concluded, could materially affect Rage's financial position and results of its operations. Management of the Company does not believe that any such litigation against Rage could adversely affect the Company's financial position.

               The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company conducts business.

               The Company is currently in the process of updating its accounting software and operating system with software and systems that are represented to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance. Management believes, based on its available information, that it will be able to manage its total "Year 2000" transition without any material adverse effects on its business operations or financial condition.

NOTE 10. PARENT COMPANY FINANCIAL STATEMENTS

               The financial statements of the Parent Company (Global Environmental Corp. or "Corp.") include assets comprised of investments in and advances to subsidiaries. All of the Company's common and preferred stock and certain amounts of long-term debt and accrued expenses are also recorded on Corp.'s balance sheet. Substantially all of Corp.'s equity relates to its investment in its subsidiary.

               Corp.'s only significant source of revenue and cash available to pay interest and principal on debt and corporate overhead results from management fees charged to its subsidiary. Such management fees are limited due to the lack of profitability and positive cash flow of its subsidiary as well as certain restrictions on the ability of its subsidiary to pay distributions or dividends to Corp. Therefore, available cash to pay interest and principal on debt and/or dividends on common stock is severely constrained.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   GLOBAL ENVIRONMENTAL CORP.


                                   By:     /s/ M.E. Williams
                                           ---------------------------------
                                           M. E. Williams
                                           President and Chief Executive Officer


December 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


December 30, 1998
                                    By:     /s/ Terry Moore
                                            ---------------------------------
                                            Terry Moore
                                            Chief Financial Officer

December 30, 1998
                                    By:     /s/ Goodhue Smith
                                            ---------------------------------
                                            Goodhue Smith, Director

December 30, 1998
                                    By:     /s/ Russell G. Cleveland
                                            ---------------------------------
                                            Russell G. Cleveland, Director

December 30, 1998
                                    By:     /s/ William L. Pryor
                                            ---------------------------------
                                            William L. Pryor, Director


December 30, 1998
                                    By:     /s/ Steven C. Davis
                                            ---------------------------------
                                            Steven C. Davis, Director