Form 10-Q
period 1998-01-31
DANZER CORP
filed 1999-11-22
CIK 825521

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998

                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-17430


                                  DANZER CORP.

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

                           YES ___                   NO __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
                  Common Stock                                January 31, 1998

                  $.0001 par value                            15,870,272 shares

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                      INDEX






                                                                      PAGE(s)

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - January 31, 1998 and October 31, 1997.       3

Consolidated Statements of Operations -
Three Months Ended January 31, 1998 and 1997                               5

Consolidated Statements of Cash Flows -
Three Months Ended January 31, 1998 and 1997                               6

Notes to Consolidated Financial Statements                                 8

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       17


PART II - OTHER INFORMATION:                                              19

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                          JANUARY 31,             OCTOBER 31,
                                                                                              1998                   1997
                                                                                        ------------------   --------------------
                                                                                          (Unaudited)            (Audited)
CURRENT ASSETS
         Cash and cash equivalents                                                      $     -0-             $     68,933
           Accounts  receivable, less allowance for doubtful
                  accounts of $314,289 and $346,000 respectively                          1,097,009              1,419,870
Inventories                                                                                 773,720                662,989
Prepaid expenses and other                                                                   38,465                 37,165

                                    Total current assets                                $ 1,909,194           $  2,188,957
                                                                                        -----------          -------------


PROPERTY, PLANT AND EQUIPMENT
         Land                                                                                25,797                 25,797
         Building and improvements                                                        1,440,527              1,440,527
         Equipment                                                                        2,081,113              2,286,085
                                                                                          3,547,437              3,752,409
         Less - accumulated depreciation and amortization                                (2,177,553)            (2,271,753)
                                                                                        -----------           ------------

                           Total property, plant and equipment, net                       1,369,884              1,480,656
                                                                                         ----------           ------------


OTHER ASSETS
         Other, net                                                                          51,015                 53,850
         Note Receivable, $238,000 Less Reserve ($178,000)                                   60,000                 -0-
                                                                                         ---------
Other Total Assets                                                                          111,015                 53,850


TOTAL ASSETS                                                                            $ 3,390,093             $3,723,463
                                                                                        ===========             ==========



                 See Notes to Consolidated Financial Statements.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          JANUARY 31,       OCTOBER 31,
                                                                                              1998             1997
                                                                                        ----------------- -------------------
                                                                                          (Unaudited)        (Audited)
CURRENT LIABILITIES
         Current portion of long-term debt                                              $   648,217       $   581,876
         Accounts payable                                                                   826,122           859,764


         Accrued salaries and wages                                                         141,155           173,603

         Accrued expenses, other                                                            447,016           441,136
                                                                                          ---------         ---------

                  Total current liabilities                                               2,062,510         2,056,379

LONG-TERM DEBT, net of current portion                                                    1,185,821         1,595,269
                                                                                          ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, par value $.0001 per share;                                                    1,587              1,587
20,000,000 shares authorized; 15,870,272
and $13,815,603 shares issued and outstanding in 1998 and 1999.

         Additional paid-in capital                                                      5,047,803          5,047,803
         Retained Earnings Prior                                                       ( 4,978,094)       ( 4,977,575)
         Retained Earnings Current                                                          70,466
                                                                                                 -                  -
                                                                                          ---------         ---------

                  Total stockholders' equity                                               141,762             71,815
                                                                                          ---------         ---------

                                                                                       $ 3,390,093        $ 3,723,463
                                                                                        ===========       ===========




                 See Notes to Consolidated Financial Statements.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                        THREE MONTHS ENDED JANUARY 31,
                                                            1998              1997

NET SALES                                               $ 1,698,342       $ 1,813,397

COST OF GOODS SOLD                                        1,180,314         1,479,778
                                                         -------------    ------------

         GROSS PROFIT                                       518,028           333,619
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                            424,276           340,281
                                                         -------------    ------------

         GAIN (LOSS) OPERATIONS                              93,752         (   6,662)
                                                         -------------    ------------

INTEREST EXPENSE, NET                                     (  48,261)        (  57,869)

OTHER INCOME                                              (  22,975)           36,184
                                                         -------------    ------------

GAIN (LOSS) FROM CONTINUING OPERATIONS                       68,466         (  28,347)
                                                         ------------    -------------

GAIN (LOSS) SALE OF ASSETS                                    2,000                 -
                                                         ------------    -------------
NET  GAIN (LOSS)                                         $   70,466        ($  28,347)
                                                         ===========       ============

PER COMMON SHARE DATA:

GAIN (LOSS) PER SHARE                                    $      .00        ($     .00)
                                                         ==========        ============


WEIGHTED AVERAGE SHARES OUTSTANDING                      15,870,272        13,815,603
                                                         ==========        ===========



                 See Notes to Consolidated Financial Statements.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          THREE MONTHS ENDED JANUARY 31,
                                                                                              1997             1998
OPERATING ACTIVITIES:
         Net (Loss) income                                                                ($   28,347)    ($  70,466)
         Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization                                                54,645         52,800
                  Write-off of deferred financing fees                                                             -
                  Net (increase) decrease in non-cash current assets:
                           Accounts receivable                                                211,857        310,361
                           Inventories                                                        (48,442)      (110,731)
                           Costs and estimated earnings in excess of
                           billings on uncompleted contracts                                                    -0-
                           Prepaid expenses and other                                          75,307         (1,300)
                           Provision for bad debt                                              -0-            12,501
                  Net increase (decrease) in non-debt current liabilities:
                                    Accounts payable                                         (202,466)       (48,635)
                                    Billings in excess of costs and estimated earnings
                                    on uncompleted contracts                                        -           -0-
                                    Accrued commissions, salaries and wages                   (70,313)       (32,448)
                                    Accrued expenses, other                                   153,937         16,044
                  (Increase) decrease in other assets, net                                    (11,323)       (52,855)
                                                                                        ---------------     ------------
                           Net cash provided by (used in) operating activities               (134,855)      (216,203)
                                                                                        ---------------    --------------

INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                                            (22,236)        (5,208)
         Proceeds from sale of equipment                                                       -0-            63,000
                                                                                        -----------------  -------------
                  Net cash used in investing activities                                       (22,236)        57,792

FINANCING ACTIVITIES:
         Net borrowings (repayments) under revolving loan agreement                          (124,755)     (356,562)
         Payments of long-term debt                                                           (20,825)      (57,546)
        Payment of dividends on preferred stock                                               (58,874)         -0-
         Proceeds from issuance of long term debt                                                -0-         71,000
                                                                                        ----------------------------

                  Net cash provided by (used in) financing activities                        (145,600)     (343,108)
                                                                                        ----------------   ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (32,981)     (126,905)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 50,068        68,933
                                                                                          --------------- ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $   17,027       $   -0-
                                                                                          ===============  ==========


                See Notes to Consolidated Financial Statements.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                  THREE MONTHS ENDED JANUARY 31,
                                                         1997            1998
                                                  --------------     -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Cash paid for -

              Interest                            $    57,869       $     49,393
                                                  ==============    ============

              Income taxes                        $         -       $          -
                                                  ==============    ============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998

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

Danzer Industries, Inc. (Danzer), a wholly-owned subsidiary of Global, is principally engaged in the design, manufacture and installation of fabricated metal products. Products produced are normally based upon specifications received from customers. Danzer's revenues represent 100% of the Company's total revenues and are generated throughout the United States.

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

In the first quarter of fiscal year ending October 31, 1998 the Company sold its Airline Division for cash and notes. In the same quarter, the Company discontinued manufacturing operations which produced elevator parts and began liquidating these assets.

Summary of Significant Accounting Policies

Revenue Recognition

Revenues from the manufacture of sheet metal products and fabrications are generally recognized when products are shipped to the customer.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following components:

                                                 JANUARY 31,   OCTOBER 31,
                                                   1998            1997
                                                 -----------   --------------
           Raw materials and supplies            $556,286        $292,125
           Work-in-process                        143,277         301,277
           Finished goods                          64,157          64,587
                                                 --------        --------

                                                 $773,720        $662,989
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

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998



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

Major Customers
                          Total Percentage of Net Sales

                                January 31,               October 31,
                                                 -------------------------------
                                   1998            1997        1996      1995
                                   ----            ----        ----      ----
Elevator  Manufacturer              11%             13%          10%       11%
Truck Body Manufacturer             54%             41%          29%       32%

The Company's decisions to exit the manufacturing of elevator parts and focus exclusively on the manufacturing of truck bodies will result in the loss of revenues from sales of this division.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998



NOTE 2.    NOTE PAYABLE

Effective May 28, 1993, Danzer entered into a loan and security agreement (the "Agreement") with Fremont Financial Corporation comprised of a revolving credit facility (the "Facility"). The amount available under the Facility is based on a defined percentage of eligible accounts receivable and inventory. The Company had drawn $649,277 at January 31, 1998. The maximum amounts available under the Facility and the term loan are $1,400,000. Borrowings under the Agreement accrue interest at prime plus 3.5% (12% at January 31, 1998). The Agreement was amended most recently on May 1, 1997, and by terms of the agreement it was automatically extended to January 31,1999.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998



NOTE 2.    NOTE PAYABLE (Continued

Under the terms of the Agreement, borrowings are collateralized by Danzer's accounts receivable, inventory and equipment. The Agreement provides for certain restrictions including, but not limited to, that the Company shall not without prior consent of the lender: a) sell, lease, transfer, exchange or otherwise dispose of any assets except in the ordinary course of business; b) enter into any merger, consolidation, or acquisition of any other business organization;
c)guaranty or otherwise become in any way liable with respect to the obligations of any third party; or d) change its ownership by greater than 10%. The Agreement also restricts: payment of compensation and loans and advances to executives, officers, directors and certain others; capital expenditures to a specified level; and distributions to Danzer's Parent. For the period ended January 31, 1998 and the year ended October 31, 1997, the Company was in compliance with these covenants.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998



NOTE 3.    LONG-TERM DEBT

Maturities on long-term debt as of October 31, 1997 are as follows:

                         1998                          $   581,876
                         1999                            1,203,467
                         2000                              128,912
                         2001                              144,005
                         2002                              118,885
                                                           -------
                                                        $2,177,145

See the Company's FORM 10K for its fiscal year ending October 31, 1997 for a detail of the Long Term Debt.

NOTE 4.    FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS

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

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998



NOTE 5.    FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS
           (Continued)

During the first quarter of fiscal 1994, the Company entered into a joint venture agreement (the "Agreement") with Cadema Corporation ("Cadema"). The joint venture has been capitalized by Cadema with $350,000 in cash and by Global with $1,000 in cash. The joint venture's principal objective is to provide the partners with current income by contracting for the design and installation of air pollution control equipment in its name in all areas of the world outside the United States and its territories. The term of the Agreement expires December 31, 1998. Income or loss from the joint venture will be allocated 51% to Cadema and 49% to the Company. The Agreement allows Global, subject to certain conditions, to acquire Cadema's interest in the joint venture for 875,000 shares of Global common stock or $350,000 in cash or an amount equal to Cadema's capital account, whichever is greater, subject to certain antidilution provisions. The Agreement also allows for quarterly distributions of income and capital to the joint venture partners. The Company had borrowed approximately $364,000 from the joint venture as of October 31, 1995. Management does not believe that the joint venture will generate enough cash flow to repay its debt at maturity.

In September 1994, the Company completed a 10% Cumulative Convertible Senior Preferred Stock offering whereby 7,550 shares were issued. The Company realized $662,150 of net proceeds, after placement fees and expenses of approximately $93,000. The funds were used to expand the Company's new Morrison product line and provide working capital for overall business activity. During 1996 and 1997, all such shares and accrued dividends were converted to common stock at a conversion rate note of $.25 per share.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998



           FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS
           (Continued)

NOTE 6.    STOCKHOLDERS' EQUITY

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

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998



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

Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount of 1991 and 1992 Debentures (the "Debentures") (Note 5) for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock (the "Series B Stock"), par value $.001 per share, stated value $100 per share. The Company raised $1,511,319 net of legal and other costs of $88,681 incurred in connection with the offering. Commencing December 31, 1994, dividends are cumulative, payable quarterly in arrears at an annual rate of $10 per share and accrued dividends were converted into common stock at the conversion not eof .25 per share on October 31, 1996.

NOTE 8.    UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements of the Company are unaudited and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and financial disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-K for the year ended October 31, 1998. These statements include all adjustments consisting only of normal recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of financial position and results of operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                           GLOBAL ENVIRONMENTAL CORP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.

The Company's ability to increase sales depends on many factors not within the Company's control including planned capital expenditures by end users, general economic conditions and pricing policies by competitors. Additionally, the Company is dependent on sales to one purchaser that represent 69% of total sales in the nine month period ending January 31, 1998. The Company's decision to focus exclusively on truck body sales also increases the risk of selling to only one industry segment.

As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Words or phrases such as "will," "expect," "believe," "intend," "estimates," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q.

Results of Operations For The Quarters Ended January 31, 1998 And
 January 31, 1997

The Company's sales in the first quarter of fiscal 1998 were $1,698,342 compared to $1,813,397 for the same period last year, a decrease of 6.37%. These results reflect the loss of revenues from a division sold by the Company in November, 1997. Management believes that the sale of this division will allow it to focus on its truck body business.

The Company's gross profit margin for the first quarter of fiscal 1998 increased from 8.4% to 30.5%. The increase in margin from manufacturing operations was due to a price increase and manufacturing efficiency.

Selling, general and administrative expenses increase $70,495 over the same period last year. The increase was planned in expectation of expanding Danzer's markets and revenue with additional attention to marketing and sales. The Company's ratio of selling, general and administrative costs expressed as a percentage of net sales was 24.2% for the first quarter vs. 18.8% for the same period last year . The Company continues to monitor its costs in an effort to improve this ratio.

Interest expense during the first quarter of fiscal 1998 decrease by $8,476 due to lower utilization of its line of credit.

The Company's draft during the first quarter was $70,466, a increase of $98,813 over the same period last year.

Liquidity and Capital Resources

Cash and cash equivalents during the first quarter ended January 31, 1998 decreased by $68,933. This was caused by the net loss ($2,000) and an increase in inventory.

The Company has a working capital deficit of $153,316 at January 31, 1998 from a surplus of $132,578 at October 31, 1997. The Company's current cash position has led to tighter credit terms with some of its vendors. The Company's focus on one line of business appears to be adding to greater production efficiency which is expected to improve cash flow over the next several quarters

It is anticipated that additional working capital may be required in order to efficiently execute the Company's work in progress and backlog. The Company's weakened financial condition has, in turn, led to tighter credit terms with certain vendors and has therefore further strained the Company's working capital.

In light of the Company's backlog at January 31, 1998, its projected cash flow from operations and the market for capital equipment, it is anticipated that the Company will be dependent on increased sales, higher profit margins and/or further infusions of capital in order to sustain its operations.

If it becomes likely that the Company is unable to meet its scheduled interest and principal payments on its debt securities, the Company may need to examine the restructuring of these instruments or the sale of certain assets to satisfy all or a portion of these outstanding liabilities.

In December 1997, the Company appointed Steve Davis as interim President and CEO. Mr. Davis has a strong metal manufacturing background and is expected to lead the Company in its focus on steel body production. The Board is in the process of performing an executive search to locate a permanent President and CEO.





PART II OTHER INFORMATION

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBAL ENVIRONMENTAL CORP.
                                        (Registrant)






Date:    November 19, 1999              /S/ Terry Moore


                                        ------------------------------
                                        Terry Moore, Chief Financial Officer