Form 10-Q
period 1998-04-30
DANZER CORP
filed 1999-11-22
CIK 825521

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998

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

                           YES                                NO __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
                  Common Stock                                April 30, 1998

                  $.0001 par value                            15,870,272 shares

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                      INDEX





                                                                         PAGE(s)

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets - April 30, 1998 and October 31, 1997.     3 - 4

   Consolidated Statements of Operations -
   Three Months and Six Months Ended April 30, 1998 and 1997                5
   Consolidated Statements of Cash Flows -
   Six Months Ended April 30, 1998 and 1997                               6 - 7

   Notes to Consolidated Financial Statements                            8 - 16

   Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                               17 - 18

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                  APRIL 30,          OCTOBER 31,
                                                                                    1998                1997
                                                                                ------------        ------------
                                                                                 (Unaudited)         (Audited)
CURRENT ASSETS
Cash and cash equivalents                                                       $      -0-         $     68,933
         Accounts receivable, less allowance for doubtful
         accounts of $326,040 and $346,000 respectively                           1,170,553           1,419,870
         Inventories                                                                748,005             662,989
         Prepaid expenses and other                                                  50,464              37,165
                                                                                ------------      ---------------

                                    Total current assets                          1,969,022           2,188,957
                                                                                  ----------         -------------


PROPERTY, PLANT AND EQUIPMENT
         Land                                                                        25,797              25,797
         Building and improvements                                                1,440,527           1,440,527
         Equipment                                                                2,181,218           2,286,085
                                                                                  3,647,542           3,752,409
         Less - accumulated depreciation and amortization                        (2,217,598)         (2,271,753)
                                                                                -----------       ------------

                           Total property, plant and equipment, net               1,429,944           1,480,856
                                                                                 ----------       ------------

OTHER ASSETS
         Note Receivable, less reserve of $178,000                                   60,000                -0-
         Other, net                                                                  48,180              53,850
                                                                               ------------         -----------

                           Total Other Assets                                       108,180              53,850

                                                                                $ 3,507,146       $   3,723,463
                                                                                ===========       =============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          APRIL 30,       OCTOBER 31,
                                                                                              1998            1997
                                                                                       -------------     -------------
                                                                                         (Unaudited)         (Audited)
CURRENT LIABILITIES
         Current portion of long-term debt                                              $   727,759       $   581,876
         Accounts payable                                                                   771,168           859,764
         Accrued salaries and wages                                                         179,787           173,603
         Accrued expenses, other                                                            436,788           441,136
                                                                                        ------------      ------------
         Total current liabilities                                                        2,115,502         2.056.379


LONG-TERM DEBT, net of current portion                                                    1,273,691         1,595,269
                                                                                          ----------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
                Common stock, par value $.0001 per share;                                     1,587            1,587
                  20,000,000 shares authorized; 15,870,272 and 13,815,603
                 shares issued in 1998 and 1997.



         Additional paid-in capital                                                       5,047,803        5,047,803
        Retained Earnings Prior                                                         ( 4,978,094)      (4,977,575)
        Retained Earnings Current                                                            46,657           -0-

                                                                                            117,953           71,815

                  Total stockholders' equity                                            $ 3,507,146       $3,723,463
                                                                                        ===========       ==========

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                1998              1997                       1998               1997
NET SALES                                   $ 2,025,587       $ 2,492,310               $  3,723,929      $ 4,305,707

COST OF GOODS SOLD                            1,540,221         1,969,106                  2,720,535        3,448,884
                                            -----------      ------------               ------------      ------------

         GROSS PROFIT                           485,366           523,204                  1,003,394          856,823
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                438,645           374,343                    862,921          714,624
                                            -----------      ------------               ------------          -------

GAIN (LOSS) FROM OPERATIONS                      46,721           148,861                    140,473          142,199
                                            -----------      -------------              ------------        ----------

INTEREST EXPENSE, NET                           (61,433)          (48,184)                  (109,694)        (106,053)
OTHER INCOME                                     23,283            11,874                     46,258           48,058
                                            -----------      -------------              ------------        ----------
INCOME (LOSS) FROM CONTINUING
         OPERATIONS                               8,571           112,551                     77,037           84,204

INCOME (LOSS) FROM SALE OF
DISCONTINUED OPERATIONS ASSETS                  (32,380)            -0-                      (30,380)            -0-
                                            ------------     -------------              ------------        ---------

NET INCOME (LOSS)                             ($ 23,809)        $ 112,551               $     46,657        $  84,204
                                            ============     =============              ============        =========

PER COMMON SHARE DATA:

                  NET INCOME (LOSS)           ($   .00 )      $      .01                $        .01        $     .00
                                            ============      ============              ============       ==========


WEIGHTED AVERAGE
 SHARES OUTSTANDING                         15,870,272       13,815,603                  15,870,272        13,815,603
                                          ==============    ===========             ===============       ===========

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   SIX MONTHS ENDED APRIL 30,
                                                                                     1998              1997
OPERATING ACTIVITIES:
Net (Loss) Income                                                               $      46,657     $   842,045
Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization                                       108,845         110,445
Net (increase) decrease in non-cash current assets:
                           Accounts receivable                                        224,315        (226,325)
                           Inventories                                                (85,016)         (3,248)
                           Prepaid expenses and other                                 (13,299)         13,324
                           Provision for bad debt                                      25,002             -0-
Net increase (decrease) in non-debt current liabilities:
                           Accounts payable                                           (98,760)        (40,572)
Accrued salaries and wages                                                              6,184         (63,815)
Accrued expenses, other                                                                 5,816         101,540
(Increase)decrease in other assets, net                                               (54,330)
                  Discontinue operations, liabilities net of assets                ___________       __________

                           Net cash provided by (used in) operating activities        165,414         (24,447)
                                                                                   -----------   --------------
INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                                    (40,900)        (57,481)
Proceeds from sale of equipment                                                        64,000             -0-
                                                                                   -----------    -------------
                  Net cash used in investing activities                                23,100         (57,481)
                                                                                   -----------    -------------
FINANCING ACTIVITIES:
         Net borrowings (repayments) under revolving loan agreement                  (286,197)        224,265
         Payments of long-term debt                                                  (121,250)        (63,577)
         Proceeds from issuance oflong term debt                                      150,000               -
                                                                                   -----------    -------------

                  Net cash provided by (used in) financing activities                (257,447)        160,688
                                                                                   -----------    -------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (68,933)         78,760
CASH AND CASH EQUIVALENTS BEGINNING                                                    68,933          50,008
                                                                                   -----------    -------------

CASH AND CASH EQUIVALENTS ENDING                                                   $      -0-      $  128,768
                                                                                   ===========    =============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                  SIX MONTHS ENDED APRIL 30,
                                                  1998                1997

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Cash paid for -

          Interest                             $     111,638     $      106,053
                                             ===============   ================
          Income taxes                         $           -     $            -
                                             ===============   ================

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1998

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Description of Business

     Global Environmental Corp. (the "Company".) was incorporated on October 6, 1987. Effective August 1, 1988, Global Environmental Corp. acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. ("Global Holdings" ).

     Danzer Industries, Inc. ("Danzer"), a wholly-owned subsidiary of Global, is principally engaged in the design, manufacture and installation of fabricated metal products. Products produced are normally based upon specifications received from customers. Danzer's revenues ( subsequent to sale of the Company's Rage subsidiary as described below) represent approximately 100% of the Company's revenues and are generated throughout the United States.

     Rage, Inc. ("Rage"), a wholly-owned subsidiary of Global Holdings through April 30, 1996 and was engaged in the business of engineering and supplying pneumatic material handling systems throughout the United States. Effective April 30, 1996, Rage was sold to a third party. Accordingly, the results of Rage's operations for the fiscal year ended October 31, 1996 are presented as "discontinued operations" in the consolidated statement of operations. The results of Rage's operations for the fiscal year ended October 31, 1995 and 1994 have been reclassified to conform with 1996 method of presentation.

     The accompanying consolidated financial statements present the accounts of Global Environmental Corp. and its wholly-owned subsidiary. The entities are collectively referred to herein as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. The Company is on an October 31, fiscal year. The Company has filed all required filings for its year ending October 31, 1997 and incorporates by reference those filings. The reader should read the audit and accompanying footnotes in conjunction with this document.

     The Company uses the equity method of accounting for a 49% owned interest in a joint venture. The original investment is recorded at cost, adjusted for the Company's share of undistributed earnings or losses. The operations of the joint venture are presently immaterial.

     In the first quarter of fiscal year ending October 31, 1998, the Company sold its Airline Division for cash and notes. In the same quarter, the Company discontinued manufacturing operations which produced elevator parts and began liquidating those assets.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1998



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


           Inventories

Inventories are stated at the lower of cost (first - in, first - out) or market and are comprised of the following components:


                            April 30,             October 31,
                               1998                  1997
Raw materials                  584,210              292,125
Work-in-process                 72,932              301,277
Finished goods                  90,863               64,587
                              --------              -------
                              $748,005              662,989


Work-in-process and finished goods include purchased materials, direct labor and allocated overhead.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1998



NOTE 1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF
            SIGNIFICANT ACCOUNTING POLICIES (Continued)


Major Customers

The following is a list of the Company's customers which represent 10% or more of consolidated net sales (from continuing operations):


                          TOTAL PERCENTAGE OF NET SALES

                                April 30,                 YEAR ENDED OCTOBER 31
                                   1998            1997           1996      1995
Elevator Manufacturer                8%             13%            10%       11%
Truck Body Manufacturer             64%             41%            29%       32%




The Company's decision to exit the manufacturing of elevator parts and focus exclusively on the manufacturing of truck bodies will result in the loss of revenues from sales of this division.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1998




NOTE 2.    FINANCING ARRANGEMENTS


The Company entered into a borrowing arrangement with its largest shareholder. Under this arrangement in the six month period ending April 30, 1998, the Company had borrowed $150,000.

The interest rate on this note was 10% and called for interest payments to be made at maturity. The entire principal is due on September 30, 1998. The Company is current on all of its debt obligations at the end of the quarter.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1998




In the quarter ending January 31, 1998 the Company sold its Airline Divisions to a third party for $ 413,000. The Company received cash in the amount of $150,000 and a note for $ 263,000.

The note bears interest at 6%. Principal payments on the note are due as shown below.

Date                           Amount
January 98                     25,000
November 98                    41,667
May 98                         41,667
November 99                    41,667


The Company created a reserved $178,000 against the note for collection risks.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1998




NOTE 3.     STOCKHOLDERS' EQUITY

     In connection with the resignation of the Company's President and Chief Executive Officer in December 1997, the Company issued warrants to purchase 100,000 shares of common stock through March 2001 at $.25 per share, subject to adjustment as defined. No compensation was recorded in connection with the issuance of such warrants. No warrants were exercised through April 30, 1998.


     In April 1998, the Company granted 600,000 stock options, excisable at $.10 per share to its new President. The options vest over two years and expire in April 2004.

NOTE 4.     UNAUDITED FINANCIAL STATEMENTS

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

The Company's ability to increase sales depends on many factors not within the Company's control including planned capital expenditures by end users, general economic conditions and pricing policies by competitors. Additionally, the Company is dependent on sales to one purchaser that represent 63% of total sales in the six month period ending April 30, 1998. The Company's decision to focus exclusively on truck body sales also increases the risk of selling to only one industry segment.

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

Results of Operations

For the six months ended April 30, 1998, management increased its focus on plant layout and labor utilization. Although revenue declined to $3.7 million from $4.3 million in the six months ended April 30, 1997, gross profit increased to just over $1 million and gross profit margin increased from 19.9% for the six months ended April 30, 1997 to 26.94% for the six months ended April 30, 1998. The decrease in revenue and increase in margins are primarily a result of the Company's decision in October, 1997 to exit the manufacture of elevator parts and air handling louvers. Selling, general and administrative expenses increased $ 148,297 to $ 862,921 due to a $76,000 increase in consultant fees, a $16,000 increase in recruitment expense, and a $25,000 expense for the management incentive plan. Net interest expense increased $3,641 due to new debt incurred by the Company. In the six month period ending April 30, 1998, the Company sold assets creating a loss of $30,380 from discontinued operations.

For the three months ending April 30, 1998 the Company reported sales of $2,025,587 versus $2,492,310 for the same period ending April 30, 1997. The decrease was a result of the Company's decision in October, 1997 to exit the manufacture of elevator parts and air handling louvers. Gross profits for the three months ending April 30, 1998 were approximately $485,000 versus approximately $523,000 for the three months ending April 30, 1997.

Selling, general and administrative expenses increased $64,302 to $438,645 in the three month period ending April 30, 1998 versus the same time period ending April 30, 1997. Net interest expense increased $13,249 to $61,433 in the April 30, 1998 three month time period compared to the same time period ending April 30, 1997.

For the three months ending April 30, 1998, the Company experienced a loss of $108,269 as compared to a profit of $91,522 in the three month time period ending April 30, 1997.

Discontinued Operations

         In the quarter ending January 31, 1998 the Company decided to focus exclusively on the manufacturer and sales of truck bodies. The Company liquidated its elevator parts inventory and sold its Airline division. The Company believes this decision will allow it to become more focused on it's truck body business and this truck body business can be expanded with the introduction of new products that compliment the tuck body line.

Liquidity and Capital Resources

         As of April 30, 1998, the Company's working capital declined to ($146,480). In the quarter, the Company used cash to reduce accounts payable and also to reduce outstanding balances on the Company's line of credit with its secured lender. The current portion of the long term debt increased $145,883. This increase is primarily the result of the Company borrowing $150,000 from it's largest shareholders. At April 30, 1998 the Company had $ 113,000 available to it under its secured line of credit.

         The Company believes cash flows generated by operating activities and availability on its line of credit will be sufficient to fund the Company's operations if there are no material changes in it's ability to book sales. The Company's backlog at April 30, 1998 was approximately $ 1.5 million.

Management

         In April 1998, the Company hired Mel Williams as President. Mr. Williams replaced an interim President who had held that position for approximately 4 months during the period in which the Company performed a job search. Mr. Williams comes to the Company with extensive experience in the manufacturing business.

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