Form 10-Q
period 1998-06-30
DANZER CORP
filed 1999-11-22
CIK 825521

12



                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998

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

                                                              Outstanding at
                  Common Stock                                July 31, 1998

                  $.0001 par value                            15,870,272 shares

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                      INDEX









                                                                      PAGE(s)

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets -July 31,  1998 and October 31, 1997.   3 - 4

   Consolidated Statements of Operations -
       Three Months and Nine Months Ended July 31,1998 and 1997          5
       Consolidated Statements of Cash Flows -
       Nine Months Ended July 31, 1998 and 1997                        6 - 7

   Notes to Consolidated Financial Statements                         8 - 10

   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                           10 - 11


PART II - OTHER INFORMATION                                             12

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                  JULY 31           OCTOBER 31,
                                                                                   1998                1997
                                                                                (Unaudited)          (Audited)
CURRENT ASSETS
         Cash and cash equivalents                                              $      -0-       $        68,933
         Accounts receivable, less allowance for doubtful
         accounts of $226,291 and $346,000 respectively                             784,968            1,419,870
         Inventories                                                                418,115              662,989
         Prepaid expenses and other                                                  69,006               37,165
                                                                                ------------      ---------------

                                    Total current assets                          1,272,089            2,188,957
                                                                                ----------        ---------------


PROPERTY, PLANT AND EQUIPMENT
         Land                                                                        25,797               25,797
         Building and improvements                                                1,440,527            1,440,527
         Equipment                                                                2,184,953            2,286,085
                                                                                  3,651,277            3,752,409
         Less - accumulated depreciation and amortization                        (2,274,449)          (2,271,753)
                                                                                ------------       -------------

                           Total property, plant and equipment, net               1,376,828            1,480,656
                                                                                 ----------        -------------

OTHER ASSETS
         Notes Receivable $238,000 less reserve $178,000                             45,345               53,850
         Other, net                                                                  60,000
                                                                                -----------        -------------
        Total Other Assets                                                          105,345               53,850

 Total Assets                                                                   $ 2,754,262        $   3,723,463
                                                                                ===========         ============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          JULY 31,          OCTOBER 31,
                                                                                              1998              1997
                                                                                        (Unaudited)          (Audited)
CURRENT LIABILITIES
         Current portion of long-term debt                                              $   748,136       $   581,876
         Accounts payable                                                                   363,160           859,764
         Accrued salaries and wages                                                         171,292           173,603
         Accrued expenses, other                                                            511,566           441,136
                                                                                        ------------      ------------

                  Total current liabilities                                               1,794,154         2,056,379

LONG-TERM DEBT, net of current portion                                                      950,424         1,595,269
                                                                                        -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Common stock, par value $.0001 per share;
         20,000,000 shares authorized; 15,870,272
         shares issued in 1998 and 1997                                                       1,587             1,587
         Additional paid-in capital                                                       5,047,803         5,047,803
        Deficit                                                                          (4,978,094)       (4,977,575)
        Retained Earnings Current                                                       $    61,612               -0-
                                                                                     --------------       ------------
Total stockholders' equity                                                                    9,684            71,815
        Total Liability and Shareholder's Equity
                                                                                        $ 2,754,262       $ 3,723,463
                                                                                     ==============       ============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                            THREE MONTHS ENDED JULY 31,                   NINE MONTHS ENDED JULY 31,
                                                 1998             1997                      1998              1997

NET SALES                                   $ 1,769,871       $ 2,255,522               $ 5,493,800       $ 6,561,229

COST OF GOODS SOLD                            1,421,749         1,803,000                 4,142,284         5,251,884
                                              ---------       -----------               -----------       -----------

         GROSS PROFIT                           348,122           452,522                 1,351,516         1,309,345
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                         422,079           335,000                 1,285,000         1,049,624
                                             ----------       -----------               -----------       -----------

INCOME FROM OPERATIONS                          (73,957)          117,522                    66,516           259,721
                                            -----------       -----------               -----------      ------------

INTEREST EXPENSE, NET                           (41,376)          (53,000)                 (151,070)         (159,053)
OTHER INCOME                                      7,064            27,000                    53,322            75,058
                                            -----------       -----------                ----------       -----------
INCOME (LOSS) FROM CONTINUING
         OPERATIONS                            (108,269)          112,551                   (31,232)          175,726
                                            -----------       -----------              ------------       -----------

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS                             -0-               -0-                   (30,380)             -0-
                                            -----------       -----------              ------------        ----------

NET INCOME (LOSS)                             ($108,269)      $   91,522                   ($61,612)     $   175,726
                                            ===========       ===========            ==============    =============

PER COMMON SHARE DATA:

         CONTINUING OPERATIONS                 ($   .01)      $      .01                   ($   .00)     $       .01
                                            ===========       ==========               ============     ============

         DISCONTINUED OPERATIONS              $     .00       $      .00                   ($   .00)     $       .00
                                            ===========       ==========               ============     ============

         NET INCOME  (LOSS)                    ($   .01)      $      .01                   ($   .00)     $       .01
                                            -----------       ==========               ============     ============


WEIGHTED AVERAGE
 SHARES OUTSTANDING                          15,870,272       15,214,693                 15,870,272       15,214,693
                                            ===========       ==========               ============     ============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                           NINE MONTHS ENDED JULY 31,
                                                                                          1997                    1998
 .
OPERATING ACTIVITIES:
         Net (Loss) Income                                                           $  175,726               ($ 61,612)
                  Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization                                         165,668                 165,695
                  Net (increase) decrease in non-cash current assets:
                           Accounts receivable                                          (50,288)                601,566
                           Inventories                                                  (33,242)                244,874
                           Prepaid expenses and other                                    63,717                 (31,841)
                           Provision for bad debt                                                                33,336
-                          Net increase (decrease) in non-debt current liabilities:
                           Accounts payable                                              13,604                (496,604)
                                    Accrued salaries and wages                          (12,807)                 (2,311)
Accrued expenses, other                                                                (221,910)                 70,430
(Increase) decrease in other assets, net                                                (46,591)                (42,249)

                  Discontinue operations, liabilities net of assets
                           Net cash provided by (used in) operating activities         (497,697)                481,284
                                                                                      ---------            ------------
INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                                      (57,481)                (44,642)
           Proceeds from sale of equipment                                                                       64,000
                                                                                    -----------             -----------
                  Net cash used in investing activities                                 (57,481)                 19,358

FINANCING ACTIVITIES:
         Net borrowings (repayments) under revolving loan agreement                     374,885                (537,502)
           Proceeds from long - term debt financing                                     650,000                 150,000
         Payments of long-term debt                                                    (310,077)               (182,073)
                                                                                           -
                  Net cash provided by (used in) financing activities                   (34,962)               (569,575)
                                                                                      ---------               ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    405,254                 (68,933)

CASH AND CASH EQUIVALENTS BEGINNING                                                      50,008                  68,933
                                                                                      ---------                --------

CASH AND CASH EQUIVALENTS ENDING                                                      $ 455,262                $    -0-
                                                                                     ==========                ========

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                   NINE MONTHS ENDED JULY 31,
                                                    1997                1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

      Cash paid for -

           Interest                            $     159,053     $      153,406
                                               =============     ==============
           Income taxes                        $           -     $            -
                                               =============     ==============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 1998

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

     Danzer Industries, Inc. ("Danzer"), a wholly-owned subsidiary of Global, is principally engaged in the design, manufacture and installation of fabricated metal products. Products produced are normally based upon specifications received from customers. Danzer's revenues (subsequent to sale of the Company's Rage subsidiary as described below) represent approximately 100% of the Company's revenues and are generated throughout the United States.

     Rage, Inc. ("Rage"), was a wholly-owned subsidiary of Global Holdings through April 30, 1996 and was engaged in the business of engineering and supplying pneumatic material handling systems throughout the United States. Effective April 30, 1996, Rage was sold to a third party. Accordingly, the results of Rage's operations for the nine months ended July 31, 1997 are presented as "discontinued operations" in the consolidated statement of operations.

     The accompanying consolidated financial statements present the accounts of Global Environmental Corp. and its wholly-owned subsidiary. The entities are collectively referred to herein as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. The Company is on an October 31, fiscal year. The Company has filed all required filing for its year ending October 31, 1997 and incorporates by reference those filings. The Company has also filed its 10-Q reports for the quarters ending January 31, 1998 and April 30, 1998. The reader should read the audit and accomparrying footnotes and 10-Q filings in conjunction with this document.

     The Company uses the equity method of accounting for a 49% owned interest in a joint venture. The original investment is recorded at cost, adjusted for the Company's share of undistributed earnings or losses. The operations of the joint venture are presently immaterial.

In the fiscal quarter of fiscal year ending October 31, 1997 the Company sold its Airline Division for cash and notes. In the same quarter, the Company discontinued manufacturing operations which produced elevator parts and began liquidating those assets.

 .

                   GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 1998



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


           Inventories

Inventories are stated at the lower of cost (first 0 in, first - out) or market and are comprised of the following components:


                            July 31,         October 31,
                              1998               1997
Raw materials                325,040          $ 292,125
Work-in-process               32,709            301,277
Finished goods                60,366             64,587
                           ---------          ---------
                             418,115           $662,989

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 1998



NOTE 1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF
            SIGNIFICANT ACCOUNTING POLICIES (Continued)


Major Customers

   The following is a list of the Company's customers which represent 10% or more of consolidated net sales (from continuing operations):


                             TOTAL PERCENTAGE OF NET SALES

                                 JULY 31, 1998           OCTOBER 31,
                                                  1997       1996      1995
                                                  ----       ----      ----
Elevator Manufacturer            6%               13%        10%       11%
Truck Body Manufacturer          69%              41%        29%       32%



       Use of  Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that effected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 NOTE 2.   UNAUDITED FINANCIAL STATEMENTS

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

The Company's ability to increase sales depends on many factors not within the Company's control including planned capital expenditures by end users, general economic conditions and pricing policies by competitors. Additionally, the Company is dependent on sales to one purchaser that represent 69% of total sales in the nine month period ending July 31, 1998. The Company's decision to focus exclusively on truck body sales also increases the risk of selling to only one industry segment.

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

Results of Operations

         In the nine months ended July 31, 1998, the Company increased its focus on plant layout and labor utilization. The primary reason for this focus was to increase productivity and reduce unit costs. As part of this process, the Company acquired through a lease purchase arrangement certain production equipment which allowed it to more efficiently cut and drill many of the components for truck bodies.

         Sales for the nine months ending July 31, 1999 decreased $1,067,429 or 16.3% to $5,493,800 versus the same period the year before. In spite of the sales decrease, gross profits increased $42,717 to $1,351,516 for this same period of time. The Company believes that this increase was a result of its efforts to increase productivity. Selling, general and administrative expenses increased to $1,285,000 in the July 31, 1998 nine month period versus $1,049,624 for the nine month period ending July 31, 1997. The primary increases in expenses were for one time expenses for recruiting and relocating the President and CFO, the recording of management incentive bonus program expenses plus the management fees for Snyder Capital and Duncan - Smith, and the severance pay to the past President and CFO.

         Net interest expense for the nine months ending July 31, 1998 and July 31, 1997 was $151,070 and $159,053, respectively. The Company experienced a loss from discontinued operations of $30,380 for the nine month period ending July 31, 1998. For the nine month period ending July 31, 1997 the Company reported no income or loss from discontinued operations. For the nine month period ending July 31, 1997 the Company reported a profit of $175,726 and for the same time period ending July 31, 1998 the Company reported a loss of $61,612.

         For the three months ending July 31, 1998 the Company reported sales of $1,769,871 versus $2,255,522 for the same period ending July 31, 1997. The decrease was a result of the Company's decision in October, 1997 to exit the manufacturer of elevator parts and the manufacturer of air handling louvers. Gross profits for the three months ending July 31, 1998 were $348,122 versus $452,522 for the three months ending July 31, 1997.

         Selling, general and administrative expenses increased $87,079 to $422,079 in the three month period ending July 31, 1998 versus the same time period ending July 31, 1997. Net interest expense decreased $11,624 to $41,376 in the July 31, 1998 three month time period compared to the same time period ending July 31, 1997.

         For the three months ending July 31, 1998, the Company experienced a loss of $108,269 as compared to a profit of $91,522 in the three month time period ending July 31, 1997.

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

Liquidity and Capital Resources

         As of July 31, 1998, the Company's working capital declined $386,487 from its year ending October 31, 1997 level. During this same period of time the Company shrank inventories $244,874 to $418,155 and receivables by $634,902 to $784,968. These proceeds were used to primarily to reduce accounts payable to $363,160 from $859,764 at October 31, 1997. The current portion of long term debt increased $166,260 at July 31, 1998 over the prior year ending level of $580,876. Of this increase $150,000 come from an advance made by the Company's largest shareholder.

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