Form 10-K
period 1998-10-31
DANZER CORP
filed 1999-11-22
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES                                NO  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 1998, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average bid and ask price, was approximately $1,340,849.

As of November 19, 1999, the registrant had 17,589,348 shares of common stock outstanding.

                                     PART I
ITEM 1.  BUSINESS.

In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should carefully review the risks described in this and other documents that the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 1999. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

General:

In fiscal 1998, the shareholders of Global Environmental Corp. ("Global") authorized Global to change its name to Danzer Corporation ("Danzer" or the "Company"). The name change was effected in fiscal 1999.

Danzer, through its wholly owned subsidiary, Danzer Industries, Inc. ("DII"), fabricates metal parts and truck bodies for the service and utility markets. In fiscal year 1998, the Company sold off its Airline business unit and stopped servicing another major customer, Schindler Elevator, consistent with the Company's strategic decision in fiscal year 1997 to focus only on producing steel truck bodies and other accessories for the service and utility markets. By the end of fiscal year 1998, the Company achieved this goal.

History and Development of Business:

Danzer, formerly named Affiliated National, Inc., was incorporated in New York in 1987 under the name Global Environmental Corp. In January 1988, Danzer completed an initial underwritten public offering of 400,000 units for an offering price of $1.00 per unit. Each unit consisted of one share of common stock, three Class A Warrants and three Class B Warrants.

In August 1988, Danzer acquired all of the outstanding capital stock of Global Holdings. In June 1988, Global Holdings purchased all of the outstanding capital stock of DII from its sole shareholder. DII is located in Hagerstown, Maryland and has the ability to produce and install a wide range of custom designed and engineered fabricated metal products.

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

In August 1993, the Company acquired the assets of Morrison Industries L.P., a manufacturer of specialized utility truck bodies and moved these assets to its manufacturing facilities. The Company began production of the Morrison bodies in December 1993. Prior to this date, the Company produced its own proprietary truck bodies.

In October 1994, the Company's Texcon subsidiary was closed. All Texcon products and systems were then marketed under Rage and/or Global Environmental Corp.

In June 1996, the Company sold Rage Inc. to William V. Rice in exchange for 517,000 shares of Danzer and cancellation of his employment agreement and a cash payment by the Company.

In August 1997, the Company decided that the future of Danzer was in the metal fabrication business as it related to the manufacture and distribution of truck bodies for the service and utility market. A strategic direction was established that called for the phase out of all business that was not associated with truck bodies by the end of the first quarter of fiscal year 1998.

In November 1997, the Company sold the Airline division, which produced all of the air movement and pollution control products and systems, to Rage, Inc. for $413,000, with $150,000 paid at closing and the remaining $263,000 taken in the form of a 6% promissory note secured by the Airline assets and maturing May 19, 2001. At October 31, 1998, Rage had made $70,000 in payments pursuant to the Note, and was current on its obligations.

In the fiscal second quarter of 1998, Danzer shipped the last orders for Schindler Elevator, an elevator manufacturer, and has collected the related receivables. For the year ended October 31, 1998, the Company booked approximately $304,000, or 4% of sales, to Schindler, and further recorded sales of approximately $1.1 million, or 13% of sales, in fiscal year 1997. Despite this loss of revenue, the Company believes the benefits of eliminating this relationship will far outweigh the costs, as it will allow the Company to focus on its core business, thereby allowing it to better compete through a higher level of service and increased manufacturing efficiencies.

Substantial business developments:

     During the first quarter of fiscal 1994, the Company entered into a joint venture agreement with Cadema Corporation. During the term of the joint venture terminating December 31, 1998 (unless otherwise extended), the joint venture has the right to contract for the design and installation of air pollution control equipment in the Company's name in all areas of the world outside the United States and its territories. The joint venture has expired and no future operations are expected.

     In September 1994, Danzer completed a private offering of 7,550 shares of 10% Cumulative Convertible Senior Preferred Stock (the `10% Preferred') at $100 per share. Each share of the 10% Preferred was converted into 200 shares of common stock.

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

     In August 1995, the Company issued 1,200,000 shares through a private placement for $300,000. 1,000,000 shares were issued to R. W. Snyder and 200,000 shares were issued to Renaissance.

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

     Effective August 1997, Duncan-Smith Co. ("DSC") loaned DII $650,000 pursuant to an 11% Promissory Note ("DSC Note") secured by a lien on all real property and improvements owned by DII, including the manufacturing facility in Hagerstown, MD. To effectuate the DSC Note, Fremont Financial Corporation ("Fremont"), the Company's working capital lender, agreed to subordinate its previously senior position in the Company's real property and improvements, including the manufacturing facility in Hagerstown, Maryland, to the DSC Note.

     Contemporaneous with the closing of the DSC Note, Renaissance, in accordance with the provisions of its Note, converted the entire note into 600,000 shares of common stock.

     In August 1997, the Company made a strategic decision to focus solely on the manufacturing of truck bodies and accessories for the service and utility markets. Management believes this renewed focus will allow the Company to maximize shareholder value by eliminating non-synergistic operations, increasing manufacturing efficiencies, streamlining capital resources, reducing overall cost structure and enabling the Company to better compete in its core business.

     In November 1997, the Airline division was sold to William Rice. By the end of the 1998 fiscal second quarter, the Company had ceased fulfilling the Schindler account. Schindler made up approximately 13% of the Company's sales in fiscal 1997, or about $1.1 million, and approximately 4% of the Company's sales in fiscal 1998, or about $304,000. The Company believes the loss of revenue from Airline and Schindler will be more than offset by the Company's ability to compete better by providing a higher level of service, and from production efficiencies gained by concentrating on a single product line.

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

     In December 1997, Renaissance agreed to loan the Company $150,000 pursuant to a 10% promissory note secured by substantially all of the assets of the Company. All interest and principal due under the note was payable on or before September 30, 1998. At October 31, 1998, the Company was in default on the obligation, which default was satisfied subsequent to October 31, 1998 when Renaissance converted the entire Note, plus accrued interest through the date of conversion, into shares of the Company's common stock at a rate of $0.10 per share.

     In March 1998, the Company hired Mr. M.E. Williams as President and CEO. Mr. Williams has over 30 years of experience in manufacturing and 7 years of truck body manufacturing experience. Mr. Williams became a director of the Company during the 1999 fiscal year.

Description of the Business:

Danzer is a holding company and through DII, its sole operating subsidiary, it engages in the manufacturing and marketing of specialized truck bodies for the service and utility markets. The truck body market is large and growing. The National Truck and Equipment Association believes 400,000 commercial truck bodies were manufactured in 1996, while the truck equipment market had 4% industry growth in 1996 and 1997, which growth is expected to continue through the year 2000.

Management believes the service and utility portion of the commercial truck body market may be growing at a faster rate based on information from the American Institute of Service Body Manufacturers. In addition, we believe downstream users such as cable, utility and media service providers are and will continue to make large capital investments in their own infrastructures to ensure their ability to compete in newly deregulated markets. These factors are the primary reasons why the Company shifted its strategy in 1997 to focus solely on the service and utility truck body market.

Manufacturing Capabilities:

The Company's manufacturing activities are located at DII's operating facility in Hagerstown, Maryland where the Company produces truck bodies for sale under the Morrison trademark as well as bodies built to order for other original equipment truck manufacturers. The standard body sizes are 96, 108 and 132 inches in length and are painted with a finish paint or primer depending on customer requirements. The Company outsources certain small parts such as door cables, door gaskets, hinges and locks. The equipment used at the DII facility enables the Company to fabricate certain metal products up to 1/2 inches thick. Materials used include aluminum, stainless steel, and mild steel in both sheet and plate. The finished bodies are shipped to customers for installation on truck body chassis. DII offers heliarc and MIG welding, brazing, forming, assembly, and painting services to its customers, and also maintains in-house design and engineering capabilities.

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

Competition:

There are a significant number of companies engaged in the manufacture of service truck bodies in the United States. While many of these companies are relatively small and do not possess the Company's technical capacity, a number of its competitors are much larger and possess equal or greater technical and financial resources. Four such competitors are: Knapheide Manufacturing Co., Omaha Standard, Inc., Reading Body Works, Inc., and Stahl, a Scott Fetzer Co., which is a wholly owned subsidiary of Berkshire Hathaway, Inc. The Company competes with others in its industry through price and service, with price being the most important factor.

Marketing:

The Company's manufacturing operation generally markets to customers within the Eastern United States. DII markets its Morrison product through an internal sales force with its members having exclusive territories and paid commissions on all sales from a specific territory based upon payments made by the customer. Commission is calculated based upon sales achieved. The Company also has representatives attend regional and national trade shows. The Company offers truck bodies made to individually specified requirements of its customers.

Principal Customers:

During the fiscal year ended October 31, 1998, the Company had one customer that represented 10% or more of total net sales: Mobile Tool International, a truck body supplier. In the year ended October 31, 1998, the Company had sales of $4.18 million to Mobile Tool, or approximately 55% of total revenue booked for the year.

Manufacturing and Facilities:

The Company purchases its raw materials from numerous suppliers and has not had any difficulty in obtaining components or raw materials. DII purchases domestically produced and imported sheet metal from a number of distributors and is not dependent upon any particular source of supply. The Company bears the risks of its products and systems not conforming to customer specifications, but in most cases, defects and deficiencies are correctable. Management believes that the Company's existing manufacturing and office facilities are adequate to meet its present needs and anticipated growth.

In July 1998, the Company entered into a purchase agreement with US Amada and Amada Credit (a subsidiary of US Amada) (together referred to as "Amada") for two CNC punch presses and a new CNC brake press valued at $826,000. In exchange for the new equipment, the Company traded in an older CNC punch press having a trade-in value of $235,000, resulting in a net obligation to Amada of approximately $590,000. The result of the transaction was to add a new punch press and a new brake press to the Company's equipment line with no cash down and without increasing the monthly payment due to Amada. Although the term of the equipment financing has been extended from September 1999 to January 2005, the benefits of the transaction to the Company are significant as it has increased manufacturing capacity while reducing production risks associated with having only a single punch press to produce all units.

Employees:

As of October 31, 1998, Danzer had approximately 75 employees. Of these employees, 20 are involved in sales, administration and engineering, and 55 are in manufacturing, installation and servicing of Danzer's products. The 55 employees are represented by a labor union. Danzer believes its employee relations are satisfactory.

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

Backlog:

At October 31, 1998, the Company's backlog was approximately $1,453,000, which is expected to be filled within the 1999 fiscal year.

Export Sales:

No sales of goods were exported to foreign countries during the fiscal years ended October 31, 1998 or 1997.

ITEM 2.  PROPERTIES

DII owns its principal manufacturing facility that is located in an 80,000 square foot plant on an eleven acre site in Hagerstown, Maryland, near the intersection of two major interstate highways. Approximately 75,000 square feet are used in manufacturing and 5,000 square feet are used as office space. This property secures the DSC Note and the Company's revolving credit facility with Fremont.

The Company believes that all of its properties, plants and equipment are well maintained and adequate for its requirements. The Company also believes that all of its properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

Danzer's common stock was listed on the National Association of Security Dealers Automated Quotations System (NASDAQ) under the symbol "GLEN" until September 29, 1993 at which time the Company was "delisted". Danzer's common stock is currently traded on the Over-the-Counter Electronic Bulletin Board. The following table sets forth the high and low bid quotations for the common stock for the fiscal quarters indicated.

Fiscal 1997
                                       High                      Low

First Quarter                       $ 0.4063                  $ 0.1875
Second Quarter                      $ 0.2813                  $ 0.2188
Third Quarter                       $ 0.3125                  $ 0.2188
Fourth Quarter                      $ 0.2188                  $ 0.1250

Fiscal 1998
                                       High                      Low
First Quarter                       $ 0.1875                  $ 0.0625
Second Quarter                      $ 0.1600                  $ 0.0850
Third Quarter                       $ 0.1563                  $ 0.0950
Fourth Quarter                      $ 0.1200                  $ 0.0850

The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

At October 31, 1998, there were approximately 814 holders of record of Danzer's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners. To date Danzer has not paid a cash dividend on its common stock The payment and amount of any future cash dividends would be restricted by the Company's lender and will necessarily depend upon conditions such as the Company's earnings, financial condition, working capital requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial information concerning the Company. This information is not covered by the independent auditor's report. For further information, see the accompanying Consolidated Financial Statements of Global Environmental Corp. and subsidiary for the years ended October 31, 1998, 1997, and 1996, and the information set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Item 8, "Financial Statements and Supplementary data" below.

Selected Consolidated Financial Information

The following information is a summary of the consolidated financial statements of the Company included elsewhere and should be read in connection with such consolidated financial statements.

Operating Data:                                         Year Ended October 31,
                                            (Amounts in thousands, except per share data)


                                            1998     1997     1996     1995     1994
                                            ----     ----     ----     ----     ----
Net sales                                   $7,605   $8,762    $8,154  $7,580   $6,648

Income (loss) from operations                  391  (   226) (    283) (   90)  (  730)

Income (loss) from continuing operations       175  (   323)  (   366) (  228) (   975)

Income (loss) from discontinued operations       -        -   (   347) (  161) (     4)

Income (loss) from sale of  Rage Inc.            -        -  (    215)      -        -

Net Income (loss)                              175   (  323)  (   928) (  389) (   979)

Net income (loss) per share and fully-diluted net income (loss) per share attributable to common shareholders;

Continuing Operations                         0.01    (0.02)    (0.32)  (0.32)   (0.52)
Discontinued Operations                          -        -     (0.09)   0.06     0.10
Loss to Disposal                                 -        -     (0.09)      -        -
Total                                         0.01    (0.02)    (0.50)  (0.26)   (0.42)

Weighted average number of shares
 outstanding                                15,775   13,601     2,340   2,370    2,361

Balance Sheet Data:                                           As of October 31______________

                                            1998           1997          1996             1995            1994
                                            ----           ----          ----             ----            ----
Working capital (deficiency)             (263,665)        132,578    (401,536)         360,594          (541,111)

Total assets                            3,558,497       3,723,463   4,306,496        3,891,158         4,777,233

Long-term debt, including
    current portion                     2,065,149       2,177,145   1,888,907        1,786,628         3,910,253

Stockholders' equity (deficiency)         247,055          71,815     207,056          560,487        (  353,062)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal 1998 Compared to Fiscal 1997

Revenues are down $1.2 million in comparison to fiscal year 1997. Revenues declined $3 million in fiscal 1998 due to the sale of the Airline division in November 1997 and the decision to stop servicing the Schindler Elevator account. These decisions were made according to management's strategic plan to focus the business entirely on the service and utility truck body market. The loss of revenues was partially offset by a $1.8 million increase in new and replacement truck sales to the Company's primary customer, Mobile Tool International. The sales for the Company's branded line, Morrison, remained unchanged from fiscal year 1997 at $1.6 million in revenue.

Management implemented a plan to increase the brand awareness of Morrison during fiscal year 1998. The objective of the plan was to generate an additional $1 million in revenue during fiscal 1999. This plan included the hiring of a Chief Executive Officer with truck industry experience, and providing additional sales coverage and product awareness. A national sales manager was hired in February 1998 and M.E. Williams was named the CEO in March 1998.

Due to the sale of Airline and the discontinuance of the Schindler Elevator account, the Company freed up additional manufacturing capacity at its Danzer facility allowing it to produce additional truck bodies for Mobile Tool International. This increased volume on the Mobile Tool account also helped increase gross margins on the Morrison account, which rose to approximately 34%. As a whole, the Company experienced an additional $436,000 in gross profit over fiscal 1997 that more than offset the margins lost due to the sale of the Airline division and the discontinuance of the Schindler Elevator account.

Selling, general and administrative expenses were $182,000 lower for the year ended October 31, 1998 in comparison to the 1997 fiscal year, of which approximately $100,000 in cost savings were realized due to the elimination of support salaries and benefits associated with the sale of the Airline division. The Company's provision for bad debt expense was also reduced from $305,000 to $44,000 because of aggressive efforts to collect Airline accounts receivable together with the implementation of a new credit policy for new accounts. Legal expenses were $25,000 lower due to the Company's decision to change law firms, and consulting fees were lower by $40,000 due to the Company's decision to stop a Total Quality Manufacturing ("TQM") program. Management felt that any benefits from the TQM program were far outweighed by the associated costs of continuing it. Partially offsetting these lower costs was $60,000 in recruitment and relocation expenses incurred during the fiscal year to hire a new Chief Executive Officer and a new Chief Financial Officer.

Interest expense for fiscal 1998 was $200,526, which was relatively unchanged from interest expense of $201,627 for fiscal 1997.

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

Liquidity and Capital Resources

The cash flow statement showed a $68,933 decrease in cash for fiscal year 1998. Net cash provided by operations was $630,794, which was generated primarily from $175,240 in net income, a $418,502 reduction in accounts receivable, and a $181,127 decrease in inventory. These cash increases from operations were partially offset by an increase in other assets of $160,000, which represents a buyout of the Morrison royalty that closed in fiscal 1999, and a decrease in accounts payable of $201,007. Accounts receivable was lower due to a decrease in sales volume resulting from the sale of Airline and the discontinuance of the Schindler Elevator account, together with improvements in the collection of outstanding receivables. The drop in inventory was also due to the sale of the Airline inventory and the elimination of inventory for the Schindler Elevator account.

In December 1997, the Company was in a weakened cash position due to the loss of revenue from the sale of the Airline division and the discontinuance of the Schindler Elevator account. As a result, the Company agreed to borrow $150,000 from Renaissance pursuant to a 10% Secured Promissory Note (the "Note") secured by all of the assets of Danzer and DII and subordinate to the DSC Mortgage and the Company's revolving credit facility with Fremont Financial Corporation. On December 23, 1997, Renaissance advanced $71,000 to the Company pursuant to the Note and on March 4, 1998, Renaissance advanced the final $79,000 to the Company pursuant to the Note. All principal and interest under the Note came due on September 30, 1998. At October 31, 1998, the Company was in default on the Note, which default was satisfied subsequent to October 31, 1998 when Renaissance converted the entire Note, plus accrued interest through the date of conversion, into shares of the Company's common stock at a rate of $0.10 per share.

Including the $150,000 advance from Renaissance, the Company had a net use of cash of $689,165 for financing activities. This was primarily caused from the Company's repayment of $614,388 under its revolving loan with Fremont Financial Corporation and from repayments of other long-term debt of $224,777.

In July 1998, the Company entered into a purchase agreement with US Amada and Amada Credit (a subsidiary of US Amada) (together referred to as "Amada") for two CNC punch presses and a new CNC brake press valued at $826,000. In exchange for the new equipment, the Company traded in an older CNC punch press having a trade-in value of $235,562, resulting in a net obligation to Amada of $590,437. The result of the transaction was to add a new punch press and a new brake press to the Company's equipment line with no cash down and without increasing the monthly payment due to Amada. Although the term of the equipment financing has been extended from December 1999 to December 2004, the benefits of the transaction to the Company are significant as it has increased manufacturing capacity while reducing production risks associated with having a single punch press available to service all units produced.

The Company's DII subsidiary currently has a revolving credit facility with Fremont Financial Corporation. The revolving credit facility is for a maximum of $1,400,000 at an interest rate of prime plus 3 1/2 % (11.5% at October 31, 1998) maturing on January 31, 1999 and from year to year thereafter. The loans are collateralized by DII accounts receivable, inventory and equipment and the amount that can be borrowed under the credit facility is limited by eligible accounts receivable and inventory of DII as defined. At October 31, 1998, $391,000 was outstanding on the facility in comparison to $1,006,000 at October 31, 1997. DII had available borrowings under its agreement of approximately $122,000 at October 31, 1998.

The Company had a working capital deficiency of $264,000 at October 31, 1998. In the past, the Company has used its revolving credit facility to fund its operation when necessary. It has also used advances from its principal shareholder and others as necessary. It is anticipated that additional working capital may be required to efficiently execute the Company's work in progress and backlog. Although the Company has made good strides, the Company could still be viewed as having a weakened financial condition due to the presence of debt in relation to shareholders' equity, which could force the Company to again turn to its working capital lender or others for additional capital. This could lead to tighter credit terms with Fremont Financial and other vendors that could further strain the Company's working capital.

In light of the Company's backlog at October 31, 1998, its projected cash flow from operations, the market for the Company's products, its reliance on a single customer for over 50% of its sales, and the amount of debt on the balance sheet, it is anticipated that the Company may need increased sales, an increase in its profit margin and/or an infusion of capital in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 1999, will be dependent upon the success of the Company's efforts to increase sales volume, as well as the profitability of new business.

Year 2000 Compliance

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


ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to all of the incumbent directors of the Company.

                                    Position with             Director
Name                       Age      Company                   Since

Goodhue W. Smith, III      50       Director                  1997

Russell Cleveland          61       Director                  1991

M.E. Williams              59       Director                  1999

Stephen C. Davis           51       Director                  1997


Russell Cleveland, a chartered financial analyst, became director of the Company on April 26, 1991. Mr. Cleveland has for the past eight years been a director, officer and shareholder of Renaissance Capital Group, Inc., which is the managing general partner of Renaissance, a business development company pursuant to the Investment Company Act of 1940. Mr. Cleveland currently serves on the Board of Directors of Feminique Corporation, Bentley Pharmaceuticals, Inc., Benz Energy Group, Ltd. and Tutogen Medical, Inc. Mr. Cleveland is the Renaissance designee to the Board of Directors. See "Item 13- Certain Relationships and Related Transactions" herein.

M.E. Williams is the President and Chief Executive Officer of Danzer. Mr. Williams has over 30 years of experience in manufacturing and 7 years of truck body manufacturing experience. He was hired as President and Chief Executive Officer in March 1998 and replaced Mr. William L. Pryor, III as a member of the Company's Board of Directors in 1999.

Goodhue W. Smith III founded Duncan-Smith Co., an investment banking firm in San Antonio, Texas, in 1978 and has since such time served as its Secretary and Treasurer. Mr. Smith is also Director of Citizens National Bank of Milam County, and Ray Ellison Mortgage Acceptance Co.

Stephen C. Davis spent more than 28 years with Snyder General Corporation and one of its predecessor companies, The Singer Company. Mr. Davis holds a BS degree from Tarkio College and an MBA from Lindewood College. Mr. Davis is currently an independent consultant.


Executive Officers

The Company's executive officers are appointed by the Board of Directors and hold office at the pleasure of the Board until successors are appointed and have qualified.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934 Section 16
(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock ("10% Shareholders") to file reports of Ownership and reports of changes in ownership of the Company's Common Stock with the Securities Exchange Commission ("SEC"). Officers, Directors and Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under
Section 16 (a). Based solely on its review of the copies of such forms received by it with respect to its fiscal year ended October 31, 1998 and written representations from certain reporting persons that no other reports were required to those persons, the Company believes that all Section 16 (a) filing requirements applicable to its officers, directors and 10% Shareholders were complied.

ITEM 11.     EXECUTIVE COMPENSATION

Summary and Compensation Table

         The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's fiscal year ended October 31, 1998 and 1997 by the named officers.

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation
                                    ---------------------------------------------------------------------
Name and Principal         Fiscal   Salary         Common                 Other Annual         All Other
       Position            Year       ($)        Stock Options            Compensation        Compensation
         (a)                 (b)      (c)            (d)                      (e)                 (f)
------------------         -----    --------    ---------------       --------------------     ----------
Rudolph W. Schuster (1)    1997     $  90,000               0                 0                     0
Former President           1998     $  14,000               0                 0                     0

Steven C. Davis (2)        1997     $       0               0                 0                     0
Interim CEO                1998     $       0               0                 0                     0

M.E. (Mel) Williams (3)    1998     $ 105,000         757,500                 0                     0
CEO

Terry Moore (4)            1997     $  64,000               0                 0                     0
CFO                        1998     $  64,000         192,000                 0                     0

Kirby McLaughlin (5)       1997     $  60,000               0                 0                     0
Vice President of          1998     $  60,000         180,000                 0                     0
Engineering


(1) In addition to his salary for 1997, Mr. Schuster received a severance payment of $14,000 and also obtained warrants on 100,000 shares of the Company's common stock upon resignation. The warrants are exercisable at $0.25 per share on or before March 2001.

(2) Mr. Davis received no individual compensation while acting as the Company's interim CEO. Mr. Davis' employer, Snyder Capital Corporation ("Snyder"), did receive $3,000 monthly for consulting services provided by Mr. Davis to the Company from April 1998 through October 1998. In addition, the Company paid Snyder an additional $500 per day during the period Mr. Davis served as Interim CEO. The total compensation paid to Snyder for Interim CEO services in 1998 was approximately $20,000. In March 1998, Mr. Davis stepped down as Interim CEO in favor of Mr. Williams. In the 1999 fiscal year, the Company discontinued its consulting arrangement with Snyder and Mr. Davis. Mr. Davis is no longer employed by Snyder, but remains on the Company's Board of Directors.

(3) 157,000 of Mr. William's options are exercisable at $0.10 per share at any time on or before November 2001. 600,000 of Mr. William's options are exercisable at $0.10 per share on or before April 2004, but are not exercisable until April 2000. In the event Mr. Williams is not CEO in April 2000, the options will not vest.

(4) Mr. Moore's options are exercisable at $0.10 per share. 96,000 options expire October 2001 and 96,000 options expire November 2001.

(5) Mr. McLaughlin's options are exercisable at $0.10 per share. 90,000 options expire October 2001 and 90,000 options expire November 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal year end Option/SR Values

The Company had 969,500 options outstanding at October 31, 1998. 230,000 options expire June 2000 and are exercisable at $1.27 per share, 210,000 expire March 2001 and are exercisable at $0.48 per share or greater, and 529,500 options are exercisable at $0.10 per share and expire in October and November 2001.

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

Compensation of Directors

Directors who are not employees of the Company are entitled to a board meeting attendance fee of $750 plus reimbursement of expenses. The directors waived all of these fees for the year ending October 31, 1998.

Goodhue W. Smith, III who was elected as Chairman of the Board at the Company's December 15, 1997 Board meeting as a requirement under financing provided by Duncan-Smith Co., of which Mr. Smith is an officer and director, is to be paid $1,500 per month as compensation. Mr. Smith did not receive any fees in the year ended October 31, 1998.

Stephen C. Davis was elected to the Board of Directors at the Company's December 15, 1997 annual meeting of Shareholders. Mr. Davis was a director of Snyder at October 31, 1998. Mr. Davis provided certain consulting services for Danzer and DII from November 1997 through March 1998. Neither Mr. Davis nor Snyder received any compensation during the year ended October 31, 1998 for director services.

Employment Agreements

None.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of October 27, 1998 information concerning the shares of the Company's Common Stock beneficially owned by (a) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee, and (c) all directors and officers as a group. The outstanding voting securities of the Company as of the record date consisted of 15,774,693 shares of common stock. Except as otherwise indicated, each person named or included in a group has sole voting and investment power with respect to his or its shares of Common Stock.

Name and Address of Beneficial         Amount and Nature of            Percent
Owner or Identity of Group             Beneficial Ownership         of Class (1)
--------------------------             --------------------         ------------


Renaissance Capital Partners, Ltd.               10,043,792               63.67
8080 N. Central Expressway,
Suite 210, LB 59
Dallas, TX  75206-1857

Richard W. Snyder                                 2,046,667 (2)           12.97
c/o Snyder Capital Corporation
3219 McKinney Ave.
Dallas, TX 75204

Russell G. Cleveland                             10,131,792 (3)           64.23
c/o Renaissance Capital Group, Inc.
8080 N. Central Expressway,
Suite 210, LB 59
Dallas, TX  75206-1857

Goodhue W. Smith, III                               650,000 (4)            3.96
c/o Duncan-Smith Co.
311 Third
San Antonio, Texas  78205

(1) Common Stock which is not outstanding but which a person has a right to acquire with 60 days of the record date are considered as Common stock outstanding for purposes of computing the percentage of Common Stock owned by such person, but such Common stock is not deemed outstanding for purposes of computing the percentage of Common Stock owned by any other person. The number of shares used to compute percentage ownership were the shares outstanding at December 31, 1998, which shares equaled 15,774,693.

(2) Includes 100,000 shares of common stock issuable upon exercise of warrants granted to Mr. Snyder. The warrants are exercisable at $0.50 per share on or before November 1999.

(3) Mr. Cleveland owns 88,000 shares individually. Mr. Cleveland is a director, officer and principal shareholder of Renaissance Capital Group Inc., the managing general partner of Renaissance Capital Partners, Ltd., and may be deemed to share voting and investment control over such shares.

(4) Duncan-Smith Co. owns warrants to purchase 650,000 shares of the Company's common stock at $0.25 per share on or before August 2002. Mr. Smith is a principal of Duncan-Smith Co. and may be deemed to share voting and investment control over such shares.

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

In December 1997, Renaissance agreed to loan the Company $150,000 pursuant to a 10% promissory note secured by substantially all of the assets of the Company. All interest and principal due under the note was payable on or before September 30, 1998. At October 31, 1998, the Company was in default on the obligation, which default was satisfied subsequent to October 31, 1998 when Renaissance converted the entire Note, plus accrued interest through the date of conversion, into shares of the Company's common stock at a rate of $0.10 per share.


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

(a) Documents filed as part of this Annual Report on Form
     10-K:

         (1) Financial Statements.

         See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page F-1 herein.

         (2) Financial Statement Schedules Required to be Filed by Item 8 on this Form.

                  None

         (3) Exhibits.

                                                                       Incorporated by Reference
         Exhibit No.       Description                                 or Filed Herewith
         -----------       -------------------------------             -------------------------
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

         10( r)            Common Stock Purchase Agreement             Incorporated by reference to
                           between William V. Rice and the             Exhibit 10(r) Form 10-K dated
                           Company dated May 21, 1996                  dated July 7, 1997

         10(s)             Asset Purchase Agreement dated              Filed here herewith as Exhibit
                           November 14, 1997                           10(s)

         21                List of Subsidiaries                        Incorporated by reference to
                                                                       Exhibit 22 to the October
                                                                       31, 1989 Form 10-K.

         (b)               Reports on Form 8-K
                           No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 1998

                           GLOBAL ENVIRONMENTAL CORP.
                                 AND SUBSIDIARY

                                   YEARS ENDED
                         OCTOBER 31, 1998, 1997 AND 1996

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


                                                                         PAGE(s)


CONSOLIDATED FINANCIAL STATEMENTS:

     Independent Auditors' Report                                         F-1

     Consolidated Balance Sheets - October 31, 1998 and 1997              F-2

     Consolidated Statements of Operations -
       Years Ended October 31, 1998, 1997 and 1996                        F-3

     Consolidated Statements of Changes in Stockholders' Equity -
       Years Ended October 31, 1998, 1997 and 1996                        F-4

     Consolidated Statements of Cash Flows -
       Years Ended October 31, 1998, 1997 and 1996                   F-5 to F-6

     Notes to Consolidated Financial Statements                      F-7 to F-24

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Global Environmental Corp.
Hagerstown, Maryland


        We have audited the accompanying consolidated balance sheets of Global Environmental Corp. and Subsidiary as of October 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Environmental Corp. and Subsidiary as of October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.






/s/ Rudolph Palitz LLP
May 28, 1999
Blue Bell, Pennsylvania

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1998 AND 1997

                                     ASSETS

                                                           1998           1997
                                                           ----           ----

CURRENT ASSETS
Cash                                                  $       -    $     68,933
Accounts receivable, net of allowance for doubtful
 accounts of $168,266, 1998 and $346,000, 1997          957,208       1,419,870
Inventories                                             481,862         662,989
Prepaid expenses and other                               75,404          37,165
                                                      ---------    ------------
Total current assets                                  1,514,474       2,188,957
                                                      ---------    ------------

PROPERTY, PLANT AND EQUIPMENT

Land                                                     25,797          25,797
Building and improvements                             1,440,527       1,440,527
Equipment                                             2,398,063       2,286,085
                                                      ---------    ------------
                                                      3,864,387       3,752,409
Less - accumulated depreciation and amortization     (2,022,874)     (2,271,753)
                                                      ---------    ------------

Total property, plant and equipment, net              1,841,513       1,480,656

OTHER ASSETS                                            202,510          53,850
                                                      ---------    ------------
Total assets                                         $3,558,497     $ 3,723,463


                 See Notes to Consolidated Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           1998           1997
                                                                           ----           ----
CURRENT LIABILITIES
Current portion of long-term debt                                     $ 531,846      $  581,876
Accounts payable                                                        658,757         859,764
Accrued salaries and wages                                              167,292         173,603
Accrued expenses, other                                                 420,244         441,136
                                                                      ---------      ----------

Total current liabilities                                             1,778,139       2,056,379
                                                                      ---------      ----------

LONG-TERM DEBT, net of current portion                                1,533,303       1,595,269
                                                                      ---------      ----------

COMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, par value $.0001 per share;
 20,000,000 shares authorized, 15,870,272
 shares outstanding in 1998 and 1997                                      1,587           1,587
Preferred stock, $.001 par value, 5,000,000 shares authorized;
 Class of 10% Cumulative Convertible Senior Preferred Stock,
 10,500 shares authorized, no shares issued and
 outstanding in 1998 or 1997
 Series B Cumulative Convertible Senior Preferred Stock,
 16,000 shares authorized, no shares issued and outstanding
 in 1998 or 1997                                                              -               -
Additional pain-in capital                                            5,047,803       5,047,803
Accumulated deficit                                                  (4,802,335)     (4,977,575)
Less: Treasury stock, at cost
 95,579 shares, 1998 and 1997                                                 -               -
                                                                      ---------      ----------

     Total stockholders' equity                                         247,055          71,815
                                                                      ---------      ----------

     Total liabilites and stockholders' equity                       $3,558,497     $ 3,723,463
                                                                     ==========     ===========

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                   1998           1997          1996
                                                                   ----           ----          ----
NET SALES                                                   $ 7,605,129    $ 8,762,518    $8,153,689

COST OF GOODS SOLD                                            5,664,109      7,257,056     6,993,068
                                                            -----------    -----------    ----------
Gross Profit                                                  1,941,020      1,505,462     1,160,621

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                      1,550,205      1,731,530     1,580,394
                                                            -----------    -----------    ----------
  Income (loss) from operations                                 390,815       (226,068)     (419,773)

INTEREST EXPENSE                                               (200,526)      (201,627)     (239,310)
INTEREST INCOME                                                   2,922              -           931
OTHER INCOME (EXPENSES)                                         (17,971)       104,532       155,858
                                                            -----------    -----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        175,240       (323,163)     (502,294)

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued segment                 -              -      (210,195)
Loss on disposal of segment                                           -              -      (215,406)
                                                            -----------    -----------    ----------
 Loss from discontinued operations                                    -              -      (425,601)
                                                            -----------    -----------    ----------
NET INCOME (LOSS)                                           $   175,240    $  (323,163)   $ (927,895)
                                                            ===========    ===========    ==========

NET INCOME (LOSS) PER COMMON SHARE

Income (loss) from continuing operations                    $      0.01    $     (0.02)   $    (0.32)

Income (loss) from operations of discontinued segment                 -              -         (0.09)

Loss on displosal of segment                                          -              -         (0.09)
                                                            -----------    -----------    ----------
Net income (loss)                                           $      0.01    $     (0.02)   $    (0.50)
                                                            ===========    ===========    ==========
SHARES USED IN NET INCOME (LOSS)
 PER SHARE CALCULATION                                       15,774,693     13,601,270     2,339,756
                                                            ===========    ===========    ==========

                 See Notes to Consolidated Financial Statements.
                                      F - 3

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                                    10% AND SERIES B
                                                                                       CUMULATIVE
                                                                                   CONVERTIBLE SENIOR
                                                       COMMON STOCK                  PREFERRED STOCK
                                                  ----------------------        -------------------------
                                                    SHARES        AMOUNT         SHARES          AMOUNT
                                                  ---------      -------        -------        ----------
Balance, October 31, 1995                         2,465,144      $   247         23,550        $2,173,469

Acquisition of treasury stock in
 connection with disposal of segment                      -            -              -                 -

Issuance of 1,200,000 common shares               1,200,000          120              -                 -

Conversion of 10% (3,000) and
 Series B (16,000) preferred shares
 and Renaissance term note and related
 accrued interest and dividends                  10,150,459        1,015        (19,000)       (1,774,425)

Net loss                                                  -            -              -                 -

Dividends on preferred stock                              -            -              -                 -
                                                 _________________________________________________________
Balance, October 31, 1996                        13,815,603        1,382          4,550           399,044

Conversion of 10% preferred shares
 and related accrued dividends                    1,971,669          197         (4,550)         (399,044)

Conversion of Renaissance
 loan to common stock                               600,000           60              -                 -

Cancellation of treasury shares                    (517,000)         (52)             -                 -

Net loss                                                  -            -              -                 -
                                                 _________________________________________________________
Balance, October 31, 1997                        15,870,272        1,587              -                 -

Net income                                                -            -              -                 -
                                                 _________________________________________________________
Balance, October 31, 1998                        15,870,272      $ 1,587              -                 -
                                                 ==========      =======        =======        ==========

ADDITIONAL
PAID-IN        ACCUMULATED         TREASURY STOCK
CAPITAL        DEFICIT             SHARES     AMOUNT          TOTAL
----------     -----------         ------     ------        --------
$ 1,877,784    $ (3,491,013)       95,579    $     -        $560,487
          -               -       517,000    (93,060)        (93,060)
    299,880               -             -          -         300,000


  2,376,438               -             -          -         603,028
          -        (927,895)            -          -        (927,895)
          -        (235,504)            -          -        (235,504)
____________________________________________________________________

  4,554,102      (4,654,412)      612,579    (93,060)        207,056

    436,769               -             -          -          37,922


    149,940               -             -          -         150,000

    (93,008)              -      (517,000)    93,060               -

          -        (323,163)            -          -        (323,163)
____________________________________________________________________

  5,047,803      (4,977,575)       95,579          -          71,815

          -         175,240             -          -         175,240
____________________________________________________________________
$ 5,047,803     $(4,802,335)       95,579   $      -       $ 247,055
===========     ===========      ========   ========       =========

                 See Notes to Consolidated Financial Statements.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                                    1998           1997           1996
                                                                    ----           ----           ----
OPERATING ACTIVITIES
Net Income (loss)                                                $ 175,240      $(323,163)     $(927,895)
Adjustments to reconsile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                   255,792        194,988        183,623
   Provision for bad debts                                          44,160        305,387         38,500
   Net loss on disposition of items
    included in discontinued segment                                     -              -         21,843
   Gain on disposition of equipment                                (17,578)             -              -
 Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                           418,502       (288,918)      (567,942)
     Inventories                                                   181,127        128,769           (855)
     Prepaid expenses and other                                    (38,239)        38,552        (22,798)
     Other assets, net                                            (160,000)       (53,757)        40,745
   Increase (decrease) in:
     Accounts payable                                             (201,007)      (477,353)       292,958
     Net liabilities from discontinued operations                        -              -       (167,580)
     Accrued salaries and wages                                     (6,311)        25,796         23,020
     Accrued expenses, other                                       (20,892)        97,576        226,326
                                                                 ----------     ---------      ---------
      Net cash provided by (used in) operating activities          630,794       (352,123)      (860,055)
                                                                 ----------     ---------      ---------

INVESTING ACTIVITIES
 Purchase of property, plant and equipment                        (104,562)      (67,190)        (65,199)
 Proceeds from sale of equipment                                    94,000             -          36,744
                                                                 ----------     ---------      ---------
   Net cash used in investing activities                           (10,562)      (67,190)        (28,455)
                                                                 ----------     ---------      ---------

FINANCING ACTIVITIES
 Net borrowings (repayments) under revolving load agreement       (614,388)       63,624         497,111
 Proceeds from the issuance of long-term debt                      150,000       800,000               -
 Payments of long-term debt                                       (224,777)     (425,386)       (183,197)
 Net proceeds from the issuance of common stock                          -             -         300,000
 Payment of dividends on preferred stock                                 -             -         (11,375)
                                                                 ----------     ---------      ---------
   Net cash provided by (used in) financiang activities           (689,165)      438,238         602,539
                                                                 ----------     ---------      ---------

NET INCREASE (DECREASE) IN CASH                                    (68,933)       18,925        (285,971)
CASH, BEGINNING                                                     68,933        50,008         335,979
                                                                 ----------     ---------      ---------

CASH, ENDING                                                     $       -      $ 68,933       $  50,008
                                                                 ==========     =========      =========



                 See Notes to Consolidated Financial Statements.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                            1998           1997           1996
                                                            ----           ----           ----
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOWS INFORMATION:

   Cash paid for interest                              $ 187,906       $ 179,988       $ 239,310
                                                       =========       =========       =========

NON-CASH FINANCING ACTIVITIES:

 Conversion of convertible debt to common stock                -       $ 150,000               -

 Cancellation of treasury shares                               -       $  93,060               -

 Conversion of 10% and Series B
  Preferred Shares and related accrued dividends
  and Renaissance term note and related accrued
  interest to common stock                                     -       $ 436,966       $ 603,028

 Accrual of dividends on Senior Preferred Stock:
  10% Cumulative Convertible                                   -               -       $  75,504
  Series B Cumulative Convertible                              -               -       $ 160,000

 Long-term debt incurred for the purchase of
  property, plant and equipment                        $(577,169)              -               -

NON-CASH INVESTING ACTIVITIES

 Reclass of property to property under
  agreement of sale in connection with
  disposal of Rage and reclass of related
  mortgage payable                                             -               -       $ 344,127

 Satisfaction of mortgage payable and
  culmination of previous sale of related
  property held under agreement of sale                        -       $(344,127)              -

 Purchase of property, plant and equipment
  via financing arrangements                           $ 577,169               -               -



                 See Notes to Consolidated Financial Statements

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


NOTE 1.   BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF
           SIGNIFICANT ACCOUNTING POLICIES


          Basis of Presentation and Description of Business

                 Global Environmental Corp. (the "Company") was incorporated on October 6, 1987. Effective August 1, 1988, the Company acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. ("Global Holdings").

                 Danzer Industries, Inc. ("Danzer"), a wholly-owned subsidiary of Global Holdings, is currently principally engaged in the manufacture of utility truck bodies. In 1996, 1997 and early 1998 Danzer also designed, manufactured and installed other types of fabricated metal products. Danzer's revenues (subsequent to the sale of the Company's Rage subsidiary as described below) represent virtually 100% of the Company's revenues and are generated throughout the Eastern and Midwestern United States.

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


          SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

                 The accompanying consolidated financial statements present the accounts of Global Environmental Corp. and its wholly-owned subsidiary. The entities are collectively referred to herein as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

                 The Company uses the equity method of accounting for a 49% owned interest in a joint venture. The original investment is recorded at cost, adjusted for the Company's share of undistributed earnings or losses. The operations of the joint venture are presently immaterial.


          Revenue Recognition

                 Revenues from the manufacture of utility truck bodies and sheet metal products and fabrications are generally recognized when products are shipped to the customer.

NOTE 1.   BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF
           SIGNIFICANT ACCOUNTING POLICIES (Continued)


          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


          Inventories

                 Inventories are stated at the lower of cost (first-in, first-out) or market and, at October 31, 1998 and 1997 are comprised of the following components:

                                                                       1998              1997
                                                                       ----              ----
                Raw materials, supplies and component parts        $411,288          $297,125
                Work-in-process                                      18,060           301,277
                Finished goods                                       52,514            64,587
                                                                   --------          --------

                                                                   $481,862          $662,989
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


          Property, Plant and Equipment

                 Property, plant and equipment are stated at cost and are depreciated on the straight-line method over the following estimated useful lives:

                Building and improvements                        10 to 30 years
                Equipment                                         5 to 20 years

                 Depreciation expense of property, plant and equipment for the years ended October 31, 1998, 1997 and 1996 included in continuing operations was $244,452, $194,988 and $183,623, respectively.

          Concentration of Credit Risk

                 The Company maintains cash balances at a bank, which at various times throughout the year, exceeded the Federal Deposit Insurance Corporation (FDIC) limit. Included in accounts payable at October 31, 1998 was approximately $82,000 of bank overdrafts.

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

NOTE 1.   BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF
           SIGNIFICANT ACCOUNTING POLICIES (Continued)



          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Major Customers

                 The following is a list of the Company's customers which represent 10% or more of consolidated net sales (from continuing operations):

                                                TOTAL PERCENTAGE OF NET SALES
                                                    YEARS ENDED OCTOBER 31,

                                             1998           1997            1996
                                             ----           ----            ----

                Elevator Manufacturer          4%            13%             10%
                Truck Body Manufacturer       55%            41%             29%

                 As of October 31, 1998 and 1997, the amounts due from the truck body manufacturer, which were collected subsequent to October 31, 1998 and 1997, were approximately $607,000 and $484,000, respectively.


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

                 The allowance for doubtful accounts is established through charges to earnings in the form of a charge to bad debt expense. Accounts which are determined to be uncollectible are charged against the allowance account. Management makes periodic assessments of the adequacy of the allowance which requires the Company to recognize additions or reductions to the allowance. It is reasonably possible that factors may change significantly and, therefore, affect management's determination of the allowance for doubtful accounts in the near term. Charge-offs amounted to $222,000 in 1998, $12,000 in 1997 and $25,000 in 1996.


          Earnings Per Share

                 The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", beginning the fourth quarter of 1998. All prior period earnings per common share were recomputed to conform to the provisions of SFAS 128. The recomputations did not result in any restatements of earnings per share previously reported.

                 Basic earnings per share amounts are computed based on net income (loss), reduced by dividends earned on preferred stock outstanding ($236,600 in 1996) and divided by the weighted average number of shares actually outstanding. The number of shares used in the computation were approximately 15,775,000 in 1998, 13,601,000 in 1997 and 2,340,000 in 1996.

                 Diluted earnings per share amounts for 1998, 1997 and 1996 are based on the weighted average number of shares calculated for basic earnings per share purposes increased by the number of shares that would be outstanding assuming exercise of outstanding stock options and warrants (Note 7). The number of shares used in the computation were the same as in the basic earnings per share calculation. The assumed conversion of the 10% and Series B Cumulative Convertible Senior Preferred Stock at October 31, 1996 and the assumed exercise of stock options and warrants to purchase common stock were not included in the computation of diluted earnings per share in 1998, 1997 and 1996 because such exercise would be anti-dilutive.

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


NOTE 2.   FINANCING ARRANGEMENTS, OPERATIONS AND MANAGEMENT'S PLANS


                 The Company had net sales of $7,605,129 for the year ended October 31, 1998 (a 13% decrease from the prior year) and income from continuing operations of $175,240. Working capital decreased from 1997 to 1998 to negative working capital of $263,665 at October 31, 1998. This was due primarily to the use of cash to repay certain long-term debt. Stockholders' equity increased by $175,240 to $247,055 at October 31, 1998 due to net income for the year.

                 During the first quarter of fiscal 1994, the Company entered into a Joint Venture agreement (the "Agreement") with Cadema Corporation ("Cadema"). The Agreement was capitalized by Cadema with $350,000 in cash and by the Company with $1,000 in cash. The Agreement's principal objective is to provide the partners with current income by contracting for the design and installation of air pollution control equipment in its name in all areas of the world outside the United States and its territories. The term of the Agreement expired December 31, 1998. Income or loss from the Agreement is allocated 51% to Cadema and 49% to the Company. The Agreement allows the Company, subject to certain conditions, to acquire Cadema's interest in the joint venture for 875,000 shares of the Company's common stock or $350,000 in cash or an amount equal to Cadema's capital account, whichever is greater, subject to certain antidilution provisions. The Agreement also allows for quarterly distributions of income and capital to the joint venture partners. The Company had borrowed approximately $350,000 from the joint venture as of October 31, 1998 (Note 5). Because of the sale of the Company's Rage Subsidiary in 1996 (Note 3), it is not anticipated that the Agreement will provide significant revenue or earnings for the Company in the future. In addition, Management is presently negotiating with the other party to the Agreement with respect to payment by the Company of the loan due to the other party.

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

                 In February 1996, the Company's revolving loan payable to Fremont Financial Corporation ("Fremont") was increased by $200,000. The increase enabled the Company to borrow $200,000 in excess of their previously allowed borrowings under the revolving loan agreement and provided additional working capital for overall business activity. During fiscal 1996, this increase in the revolving loan was reclassified as a term loan (Note 5).

                 In March 1997, the Company received $150,000 from Renaissance Capital Group, Inc. in the form of convertible debt. During 1997, this debt was converted into 600,000 shares of common stock.

                 On August 1, 1997, Danzer borrowed $650,000 from a private company. A portion of the net proceeds of $603,000 was used to pay-off certain term debt ($174,000) owed to Fremont, with the remainder ($429,000) available for working capital purposes (Note 5). The Company also entered into an agreement with Fremont redefining the method of determining the Company's borrowings from Fremont and extending the term of its agreement with Fremont (Notes 4 and 5).

                 In November 1997, the Company completed the sale of an operating division and its associated assets (inventory, property and equipment and customer lists) for proceeds of $413,000. The Company did not realize a significant gain or loss on this transaction. In addition, sales attributed to this division in fiscal 1997 approximated $2.6 million.

                 In December 1997, the Company received $150,000 from Renaissance in the form of a promissory note (the "Note") (Note 5). The Note bears interest at 10% per annum and was payable at maturity (September 30, 1998) along with the principal balance. Subsequent to October 31, 1998, this Note and related accrued interest was converted to approximately 1,675,000 shares of Company common stock.

                 The Company's ability to meet certain interest and principal payments and its working capital needs in order to execute its backlog and generate sales volume during fiscal 1999, will be dependent upon the success of the Company's efforts to increase sales volume, the profitability of new business generated, and the ability to maintain or reduce overhead and general and administrative expenses and the ability to secure additional financing.

NOTE 3.   DISCONTINUED OPERATIONS


                 On April 30, 1996, the Company adopted a formal plan to sell its Rage subsidiary to the past President and Chief Executive Officer of the Company ("Buyer"). On May 22, 1996, the Company completed the sale of all of the outstanding stock of Rage. The net assets of Rage consisted primarily of accounts receivable, inventories, and property, plant and equipment less accounts payable and accrued expenses. The transaction required the Company to pay $104,600 in cash, and transfer certain real property and improvements with a net book value of approximately $464,000 in exchange for 517,000 shares of the common stock of the Company owned by the Buyer, cancellation of an employment agreement with the Buyer and assumption by the Buyer of the Company's mortgage amounting to approximately $350,000 related to the real property transferred. The common stock previously owned by the Buyer was recorded as treasury stock in the amount of $93,060 based upon the fair value of the Company's common stock at the date of the transaction.

                 Operating results of Rage for the year ended October 31, 1996 are shown separately in the accompanying Consolidated Statement of Operations as discontinued operations for the period November 1, 1995 through April 30, 1996. Net sales of Rage were approximately $1,118,000 for the six months ended April 30, 1996. These amounts are not included in net sales in the accompanying Consolidated Statements of Operations. The loss from operations of Rage totaled $210,195 for the six months ended April 30, 1996. The loss on the sale of Rage was $215,406.

                 Assets and liabilities of Rage sold effective April 30, 1996 consisted of:

                                                                  April 30, 1996

                 Accounts receivable, net                            $  364,000
                 Inventories                                            134,000
                 Property, plant and equipment, net                     521,000
                 Other assets                                           209,000
                                                                        -------
                                                                      1,228,000
                 Accounts payable and accrued expenses                 (749,000)
                 Mortgage payable                                      (350,000)

                 Net assets                                          $  129,000
                                                                     ==========

                 In accordance with the terms of the Common Stock Purchase Agreement (the "Agreement"), the Buyer assumed certain mortgage debt on real property and improvements sold by the Company to the Buyer and has been making the required monthly payments. As of October 31, 1996, the Company had not been released by the mortgagor from this obligation. During fiscal 1997, the Company was released by the mortgagor from this obligation.

NOTE 4.   NOTE PAYABLE


                 Effective May 28, 1993, Danzer entered into a loan and security agreement (the "Agreement") with Fremont, comprised of a revolving credit facility (the "Facility") and an equipment term loan (the "Term Loan"). The Agreement was most recently amended on May 1, 1997, extending the term of the loan to January 31, 1999 and from year to year thereafter. Subsequent to year-end, the due date of the loan was extended to January 31, 2000. The amount available under the Facility is based on a defined percentage of eligible accounts receivable and inventory. The Company had drawn $391,401 at October 31, 1998 and $1,005,789 at October 31, 1997 (Note 5). The maximum amount available under the Facility is $1,400,000. At October 31, 1998, the Company had available borrowings under its Agreement of approximately $122,000. The Term Loan was repaid in full in 1997. Borrowings under the Agreement accrue interest at prime plus 3.5% (11.5% at October 31, 1998).

                 Under the terms of the Agreement, borrowings are collateralized by Danzer's accounts receivable, inventory and equipment and a junior lien on Danzer's real estate. The Agreement provides for certain restrictions including, but not limited to, the Company's ability to:
          a) sell, lease, transfer, exchange or otherwise dispose of any assets except in the ordinary course of business; b) enter into any merger, consolidation, or acquisition of any other business organization; c) guaranty or otherwise become in any way liable with respect to the obligations of any third party; or d) change its ownership by greater than 10%. The Agreement also restricts: payment of compensation and loans and advances to executives, officers, directors and certain others; capital expenditures to a specified level; and distributions to Danzer's Parent. For the year ended October 31, 1998, Danzer was in violation of certain covenants and received a waiver through November 1, 1999 for such non-compliance.


NOTE 5.   LONG-TERM DEBT

                 At October 31, 1998 and 1997, consolidated long-term debt consists of the following:

                                                                            1998             1997
                                                                            ----             ----
          Revolving note payable to Fremont Financial,
           due January 2000 (Notes 2 and 4)                           $  391,401       $1,005,789
          Note payable to joint venture;
           interest-free, principal was due December 31, 1996            345,000          345,000
          Equipment loans payable;
           monthly payments currently aggregating $1,939,
           through March 2004, including interest at 9.9%
           to 11.25%; colleralized by certain equipment.                  82,335                -

NOTE 5.           LONG-TERM DEBT (Continued)

                                                                            1998             1997
                                                                            ----             ----
          Term loans  payable  to US  Amada,  Ltd.;
           monthly  payments currently  aggregating
           $12,668 including interest at 10%;
           final balance due January 2005; collateralized
           by equipment.                                            $    589,034    $     215,440

          Promissory note payable to Duncan-Smith  Co.,
           Trustee in the original amount of $650,000;
           quarterly payments of $41,903 including interest rates
           at  11%-13%  through  May 2002; collateralized by
           Danzer's property and equipment and accounts
           receivable (Note 7); a principal in Duncan-Smith
           Co. is also a shareholder in and a
           Director of the Company.                                      507,379          610,916

          Promissory note payable to Renaissance,
           due September 30, 1998, with interest at 10%;
           subsequent to October 31, 1998, the note and
           related accrued interest were converted to
           Company common stock.                                         150,000                -
                                                                       ---------        ---------

                                                                       2,065,149        2,177,145

          Less  - current portion                                       (531,846)        (581,876)
                                                                       ---------        ---------

          Total long-term debt                                        $1,533,303       $1,595,269
                                                                      ==========       ==========

       Maturities on long-term debt as of October 31, 1998 are as follows:

                    YEARS ENDING
                     OCTOBER 31,                             AMOUNT

                        1999                               $   531,846
                        2000                                   820,589
                        2001                                   278,984
                        2002                                   267,206
                        2003                                   149,565
                        Thereafter                              16,959
                                                             ---------

                                                            $2,065,149

                 The President of the managing General Partner of Renaissance is also a Director of the Company. Interest expense incurred with respect to certain Renaissance convertible debt (Note 2) was approximately $12,000, $6,000 and $21,000 in 1998, 1997 and 1996, respectively.

                 A principal of Duncan-Smith Co. is also a shareholder in and Director of the Company. Interest expense incurred with respect to the $650,000 promissory note was approximately $61,000 in 1998 and $20,000 in 1997.


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

                 Total income tax expense (benefit) from continuing operations amounted to $ - 0 - in each of 1998, 1997 and 1996 (effective tax rates of 0%, in each of the three years) compared to an income tax expense (benefit) of $60,000, ($110,000), and ($171,000), respectively, computed by applying the statutory rate of 34.0% to income (loss) from continuing operations. These differences are accounted for as follows:

                                                                            1998
                                                                                   Percent of
                                                                   Amount        Pretax Income

                 Computed "expected" tax                        $  60,000           34.0%
                 Decrease in tax due to valuation allowance
                  provided for deferred tax assets                (60,000)         (34.0%)
                                                                  -------          ------

                                                                $       -              0%
                                                                 ========         =======

NOTE 6.           INCOME TAXES (Continued)

                                                                            1997
                                                                                Percent of
                                                                   Amount       Pretax Loss
                 Computed "expected" tax benefit                ($110,000)         (34.0%)
                 Decrease in benefit due to valuation allowance
                  provided for deferred tax assets                110,000           34.0%
                                                                ---------          ------

                                                                $       -              0%
                                                            =============          ======

                                                                            1996
                                                                                Percent of
                                                                   Amount       Pretax Loss
                 Computed "expected" tax benefit                ($171,000)         (34.0%)
                 Decrease in benefit due to valuation allowance
                  provided for deferred tax assets                171,000           34.0%
                                                                ---------           -----

                                                                $       -              0%
                                                                =========           =====

                 Deferred income tax assets (liabilities) result from differences in the recognition of revenues and expenses for income tax and financial reporting purposes.

                 The net deferred tax assets at October 31, 1998 and 1997 include the following:

                                                                     1998                 1997
                                                                     ----                 ----
                 Deferred tax assets                            $  1,624,000         $  1,737,000
                 Deferred tax liability                             (214,000)            (175,000)
                 Valuation allowance for deferred tax assets      (1,410,000)          (1,562,000)
                                                                ------------         ------------

                                                                $          -         $          -


                 The Company has recorded a valuation allowance for its entire net deferred tax asset at October 31, 1998 and 1997 since Management believes that it is more likely than not that the deferred tax asset will not be realized.

NOTE 6.           INCOME TAXES (Continued)

                 The tax effect of major temporary differences that gave rise to the Company's net deferred tax assets at October 31, 1998 and 1997 are as follows:

                                                                     1998                1997
                                                                     ----                ----
                  Net operating loss carryforwards               $1,534,000         $ 1,521,000
                  Allowance for doubtful accounts                    67,000             138,000
                  Accrued expenses                                   23,000              78,000
                  Depreciation                                     (214,000)           (175,000)
                                                                 ----------          ----------

                                                                 $1,410,000          $1,562,000
                                                                 ==========          ==========

                 As of October 31, 1998, the Company has available Federal net operating loss carryforwards of approximately $3,835,000 that may be applied against future Federal taxable income. These carryforwards expire at various dates through fiscal 2018.


NOTE 7.   STOCKHOLDERS' EQUITY

                 On May 7, 1990, the Company's stockholders approved a stock option plan to issue both "qualified" and "non-qualified" stock options. Under the Plan, 800,000 options to purchase shares of the Company's common stock may be issued at the discretion of the Company's Board of Directors. The option price per share is determined by the Company's Board of Directors, but in no case will the price be less than 85% of the fair value of the common stock on the date of grant. Options under the Plan will have a term of not more than ten years with accelerated termination upon the occurrence of certain events. As of October 31, 1998, there were no options outstanding. During the year ended October 31, 1998, no options were granted and 25,000 options were terminated. As of October 31, 1997, 25,000 options were outstanding. During the year ended October 31, 1997, no options were granted and no options were terminated. During the year ended October 31, 1996, no options were granted and 350,000 options were terminated. No options were exercised during 1998, 1997 or 1996.

                 In connection with a consulting agreement effective November 2, 1994, the Company issued warrants to purchase 100,000 shares of common stock through November 1, 1999 at $.50 per share, subject to adjustment as defined. No warrants have been exercised through October 31, 1998.

                 In connection with the resignation of the Company's President and Chief Executive Officer in 1996, the Company issued warrants to purchase 200,000 shares of common stock through August 1999 at $.50 per share, subject to adjustment as defined. No compensation was recorded in connection with the issuance of such warrants. No warrants have been exercised through October 31, 1998.

NOTE 7.           STOCKHOLDERS' EQUITY (Continued)

                 In connection with a financing agreement effective August 1997, the Company issued warrants to purchase 650,000 shares of common stock through August 2002 at $.25 per share, subject to adjustment as defined. No warrants have been exercised through October 31, 1998.

                 In connection with the resignation of the Company's President and Chief Executive Officer in 1998, the Company issued in March 1998, warrants to purchase 100,000 shares of common stock through March 2001 at $.25 per share, subject to adjustment as defined. No warrants have been exercised through October 31, 1998.

                 In April 1998, the Company granted 600,000 stock options, exercisable at $.10 per share, to its new President. The options vest over two years and expire in April 2004. No options have been exercised as of October 31, 1998.

                 In September 1998, the Company adopted a qualified incentive stock option plan under Section 422 of the Internal Revenue Code. Options granted under the Plan will be granted at prices not less than fair value of the Company's stock at the date of grant, have a term not more than ten years and have other restrictions as determined by statute.

                 In September 1998, the Company granted a total of 604,500 stock options, exercisable at $.10 per share, to certain employees. The options expire November 2001. No options were exercised as of October 31, 1998.

                 Compensation expense that would have been recorded with respect to stock options and warrants issued in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have been approximately $45,000 (less than $.01 per share) in 1998 and immaterial for 1997.

                 During 1994, the Company completed a private placement offering by selling 7,550 shares of its 10,500 authorized shares of 10% Cumulative Convertible Senior Preferred Stock (the "10% Senior Preferred Stock") at a stated value of $100 per share. The Company raised $662,150, net of placement fees of $92,850 as a result of the offering. Commencing September 30, 1994, dividends were cumulative, payable quarterly in arrears at an annual rate of $10 per share. Total dividends declared and/or accrued were $75,504 in 1996. The 10% Senior Preferred Stock was voting and convertible into the Company's Common Stock. Effective April 30, 1995, the Company registered the shares of common stock issuable upon conversion of the Senior Preferred Stock under the Securities Act of 1933. During 1997 and 1996, all such preferred shares and related accrued dividends were converted to common stock at a conversion rate of $.25 per share.

                 Effective December 31, 1994, Renaissance exchanged the $1,600,000 aggregate amount of the 12 1/2% convertible debentures for an aggregate of 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock (the "Series B Stock"), par value $.001 per share, stated value $100 per share. The Company raised $1,511,319, net of legal and other costs of $88,681 incurred in connection with the offering. Commencing December 31, 1994, dividends were cumulative, payable quarterly in arrears at an annual rate of $10 per share. Total dividends declared and/or accrued during 1996 were $160,000. On October 31, 1996, Renaissance converted 16,000 shares of Series B Stock, a $211,635 term note (Note 5), accrued interest and accrued dividends to common stock at the conversion rate of $.25 per share.

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

                 In 1997, the Company converted $150,000 of convertible debt issued in 1997 and payable to Renaissance into 600,000 shares of common stock.

                 Subsequent to October 31, 1998, the Company converted a $150,000 Renaissance note payable (Notes 2 and 5) and related accrued interest into approximately 1,675,000 shares of Company common stock.

NOTE 8.   COMMITMENTS AND CONTINGENCIES


                 The Company leases certain equipment under operating leases expiring at various times through July 2001. Rent expense was approximately $85,000, $86,000 and $16,000 for the years ended October 31, 1998, 1997 and 1996, respectively. The following is a schedule of future minimum rental payments under operating leases as of October 31, 1998:

                      YEARS ENDING
                       OCTOBER 31,                     AMOUNT

                           1999                        $65,000
                           2000                         21,000
                           2001                         13,000
                                                        ------

                                                       $99,000

                 Certain of the Company's employees are currently represented by a labor union, the United Brotherhood of Carpenters and Joiners of America, Local Union No. 340 whose contract is in effect to February 2003. The contract contains provisions which affect compensation to be paid to employees included in the Union.

                 During 1998, the Company implemented an incentive bonus plan (the "plan") for certain members of management. The plan provides for annual incentives calculated as a percentage of the individual employee's salary. The expense for 1998 amounted to approximately $28,000.

                 Danzer has a contributory defined benefit pension plan covering all eligible employees who have elected to participate in the Plan. It is the Company's policy to fund pension costs as determined by the Plan's actuary. The weighted average discount rate and expected rate of return on long-term assets used in determining the actuarial present value of the projected benefit obligation were 7% each for the Plan's year ended December 31, 1998. The actuarial information included below, which is as of January 1, 1999, is for the Plan's fiscal year ended December 31, 1998, and is the most recent available information.

                 Pension expense for the year ended December 31, 1998, was as follows:

            Benefits earned (service cost)                             $  4,186
            Interest expense on projected  benefit obligation            25,706
            Actual return on Plan assets                                 (7,802)
            Other items                                                 (16,860)
                                                                        -------

                                                                       $  5,230

                 A summary of the status of the Plan as of December 31, 1998 is as follows:

            Pension benefit obligation:
             Projected benefit obligation:
              Vested                                        ($397,127)
              Non-vested                                            -
                                                              -------
                                                             (397,127)
            Plan assets at fair value                         359,816
                                                              -------
            Funded status                                     (37,311)
            Unrecognized gain(loss)                           (36,587)
            Deferred transition gain(loss)                     55,396
                                                              -------
            Accrued pension  expense                        ($ 18,502)

                 The Company also has a defined contribution 401(k) plan which permits voluntary employee contributions up to 15% of compensation and which provides Company matching contributions up to 3% of employee compensation. 401(k) plan expense for each of the years ended October 31, 1998, 1997 and 1996 was approximately $6,000, $8,000 and $9,000, respectively.

                 On August 25, 1993, the Company entered into a royalty agreement structured as an asset sale and purchase agreement (the "Agreement") with Morrison Industries, L.P., DIP, a Delaware Limited Partnership, (the "Seller"), to buy certain "Intangible" and "Tangible" assets of the Seller, as defined. In consideration of the sale, the Company was required to pay monthly to the Seller, 5% of "Qualified Revenues" as defined, during years 1 through 5 of the Agreement and 2 1/2% of Qualified Revenues, up to $2,000,000 and 5% of Qualified Revenues in excess of $2,000,000 during years 6 through 10 of the Agreement. In addition, the Agreement stipulated certain annual and quarterly minimum sales levels and requires the Seller to enter into a non-compete agreement indefinitely. During 1998, the Company entered into an agreement to buyout the remaining obligations of the original agreement. This buyout agreement releases the Company from the payment of any future royalties and other requirements. The Company is required to pay $200,000 in consideration for the buyout, to be paid $50,000 in March 1999, monthly installments of $11,111 from April 1999 through November 1999 and the remaining unpaid balance in December 1999. The $200,000 payable at October 31, 1998 is included in "accrued expenses, other" in the accompanying consolidated balance sheet. The $200,000 will be amortized over the remaining five years of the original agreement through 2003. At October 31, 1998, the $160,000 unamortized portion is included in "other assets" in the accompanying balance sheets. Royalty expense for 1998, 1997 and 1996 was $54,000, $100,000 and $100,000, respectively.

NOTE 8.           COMMITMENTS AND CONTINGENCIES (Continued)

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


NOTE 9.   RELATED PARTY TRANSACTIONS

                 During 1998, the Company paid a total of $54,000 in management fees to two companies, principals of which are Directors of the Company.


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


                                 DANZER CORP.


                         By:     /s/ M. E. Williams
                                 M. E. Williams
                                 President, Chief Executive Officer and Director


November 19, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


November 19, 1999
                                    By:     /s/ Terry Moore
                                            Terry Moore
                                            Chief Financial Officer

November 19, 1999
                                    By:     /s/ Goodhue Smith
                                            Goodhue Smith, Director

November 19, 1999
                                    By:     /s/ Russell G. Cleveland
                                            Russell G. Cleveland, Director

November 19, 1999
                                    By:     /s/  Stephen C. Davis
                                            Stephen C. Davis, Director