Form 10-Q
period 1999-01-31
DANZER CORP
filed 1999-11-26
CIK 825521

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999

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

                                                               Outstanding at
                  Common Stock                                January 31, 1999

                  $.0001 par value                            15,870,272 shares

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                      INDEX










                                                                        PAGE(s)

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - January 31, 1999 and October 31, 1998.      3

Consolidated Statements of Operations -
     Three Months Ended January 31, 1999 and 1998                         5

Consolidated Statements of Cash Flows -
     Three Months Ended January 31, 1999 and 1998                         6

Notes to Consolidated Financial Statements                                8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                    17


PART II - OTHER INFORMATION:                                             19

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                       JANUARY 31,            OCTOBER 31,
                                                                           1999                  1998
                                                                       -------------         -------------
                                                                       ( Unaudited )         ( Audited )
CURRENT ASSETS
  Cash and cash equivalents                                            $     -0-             $     -0-
  Accounts receivable, less allowance for doubtful
          accounts of $178,207 and $168,266 respectively                   531,308               957,208
  Inventories                                                              509,572               481,862
  Prepaid expenses and other                                                47,342                75,404


                 Total current assets                                  $ 1,088,222            $1,514,474
                                                                       -----------            ----------


PROPERTY, PLANT AND EQUIPMENT
  Land                                                                      25,797                25,797
  Building and improvements                                              1,440,527             1,440,527
  Equipment                                                              2,413,934             2,398,063
                                                                         3,880,258             3,864,387
  Less - accumulated depreciation and amortization                      (2,094,274)           (2,022,874)
                                                                       -----------            ----------

                  Total property, plant and equipment, net               1,785,984             1,841,513
                                                                       -----------            ----------


OTHER ASSETS
  Other, net                                                                39,675                42,510
  Morrison License                                                         150,001               160,000
                                                                       -----------            ----------
Other Total Assets                                                         189,676               202,510

TOTAL ASSETS                                                           $ 3,063,882           $ 3,558,497
                                                                       ===========           ===========

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   JANUARY 31,        OCTOBER 31,
                                                                      1999               1998
                                                                 -----------------   ------------
                                                                 ( Unaudited )       ( Audited )
CURRENT LIABILITIES
         Current portion of long-term debt                       $   726,391         $   581,846
         Accounts payable                                            347,851             658,757
         Accrued salaries and wages                                  166,241             167,292
         Accrued expenses, other                                     505,607             420,244
                                                                 -----------          ----------
                  Total current liabilities                        1,746,090           1,778,139

LONG-TERM DEBT, net of current portion                               996,597           1,533,303
                                                                 -----------          ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
         Common stock, par value $.0001 per share;                     1,587              1,587
         20,000,000 shares authorized; 15,870,272
         shares issued and outstanding in 1998 and 1997.

         Additional paid-in capital                                5,047,803          5,047,803
         Retained Earnings Prior                                  (4,802,335)        (4,802,335)
         Retained Earnings Current                                 1-31-1999
                                                                       -


                  Total stockholders' equity                         321,195            247,055
                                                                 ------------        ----------

         Total liabilities and shareholders equity               $ 3,063,882        $ 3,558,497
                                                                 ===========        ===========

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED



                                                  THREE MONTHS ENDED JANUARY 31,
                                                      1999              1998
                                                  -----------      ------------
NET SALES                                         $ 1,678,451      $  1,698,342

COST OF GOODS SOLD                                  1,223,109         1,180,314
                                                  -----------      ------------

         GROSS PROFIT                                 455,342           518,028
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                      348,328           424,276
                                                  -----------      ------------

         GAIN OPERATIONS                              107,014            93,752
                                                  -----------      ------------

INTEREST EXPENSE, NET                                  53,628            48,261

OTHER (INCOME) Expense                                (20,754)          (22,975)
                                                  -----------      ------------

GAIN FROM CONTINUING OPERATIONS                        74,140            68,466
                                                  -----------      ------------

GAIN SALE OF ASSETS                                     -0-               2,000

NET GAIN                                          $    74,140      $     70,466
                                                  ===========      ============


PER COMMON SHARE DATA:

GAIN PER SHARE                                    $       .00      $        .00
                                                  ===========      ============


WEIGHTED AVERAGE SHARES OUTSTANDING                15,870,272        15,870,272
                                                  ===========      ============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                                                THREE MONTHS ENDED JANUARY 31,
                                                                                    1999             1998
                                                                                ----------       ----------
OPERATING ACTIVITIES:
         Net (Loss) income                                                      $   74,140       $  70,466
         Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization                                     71,400          52,800
                  Write-off of deferred financing fees                                                          -
                  Net (increase) decrease in non-cash current assets:
                           Accounts receivable                                     413,300         310,361
                           Inventories                                             (27,710)       (110,731)
                           Prepaid expenses and other                               28,062          (1,300)
                           Provision for bad debt                                   12,600          12,501
                  Net increase (decrease) in non-debt current liabilities:
                           Accounts payable                                       (321,070)        (48,635)
                           Accrued commissions, salaries and wages                  (1,051)        (32,448)
                           Accrued expenses, other                                  95,527          16,044
                  (Increase) decrease in other assets, net                          12,834         (52,855)
                                                                                ----------       ----------
                           Net cash provided by (used in) operating activities    358, 032         216,203
                                                                                ----------       ----------

INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                                (15,872)          (5,028)
         Proceeds from sale of equipment                                            -0-             63,000
                                                                                ----------       ----------
                  Net cash used in investing activities                           (15,872)          57,972

FINANCING ACTIVITIES:
         Net borrowings (repayments) under revolving loan agreement              (290,499)        (356,562)
         Payments of long-term debt                                               (51,661)         (57,546)
         Proceeds from issuance of long term debt                                   -0-             71,000
                                                                                ----------       ----------

                  Net cash provided by (used in) financing activities            (342,160)        (343,108)
                                                                                ----------       ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (        )         (68,933)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      -0-             68,933
                                                                                ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   -0-          $   -0-
                                                                                ==========       ==========

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED





                                                  THREE MONTHS ENDED JANUARY 31,
                                                     1999             1998
                                                  -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

     Cash paid for -

          Interest                                $    53,628    $    49,393
                                                  ===========    ===========

          Income taxes                            $         -    $         -
                                                  ===========    ===========

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Description of Business

     Global Environmental Corp. (the "Company") was incorporated on October 6, 1987. Effective August 1, 1988, Global Environmental Corp. acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. ("Global Holdings" ). Danzer Industries, Inc. ("Danzer"), a wholly-owned subsidiary of Global, is principally engaged in the design, manufacture of truck bodies. Danzer's revenues represent approximately 100% of the Company's revenues and are generated throughout the United States.

     The accompanying consolidated financial statements present the accounts of Global Environmental Corp. and its wholly-owned subsidiary. The entities are collectively referred to herein as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation. The Company is on an October 31, fiscal year. The Company has filed all required filings for its year ending October 31, 1998 and incorporates by reference those filings. The reader should read the audit and accompanying footnotes in conjunction with this document. The figures as of January 31, 1999 and January 31, 1998 are unaudited.

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

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


           Inventories

Inventories are stated at the lower of cost (first - in, first - out) or market and are comprised of the following components:


                            January 31,            October 31,
                               1999                   1998

Raw materials                $ 313,594             $ 411,288
Work-in-process                 56,301                18,060
Finished goods                 139,677                52,514
                            ----------            ----------
                             $ 509,572             $ 481,862


Work-in-process and finished goods include purchased materials, direct labor and allocated overhead.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Major Customers

The following is a list of the Company's customers which represent 10% or more of consolidated net sales (from continuing operations):


                          TOTAL PERCENTAGE OF NET SALES

                               January 31          YEAR ENDED OCTOBER 31
                                 1999        1998     1997       1996    1995
Elevator Manufacturer              0%          4%      13%        10%     11%
Truck Body Manufacturer           70%         55%      41%        29%     32%




The Company's decision to exit the manufacturing of elevator parts and focus exclusively on the manufacturing of truck bodies resulted in the loss of revenues from sales of this division.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999




NOTE 2.    FINANCING ARRANGEMENTS


In December 1997, the Company entered into a borrowing arrangement with its largest shareholder. Under this arrangement, the Company borrowed $150,000 pursuant to a Promissory Note secured by all the assets of the Company and had accrued but unpaid interest on this obligation of $ 13,833 at January 31, 1999.

The interest rate on this note was 10% and called for interest payments to be made at maturity. The entire principal is due on September 30, 1998. The Company is current on all of its other debt obligations at the end of the quarter.


NOTE 3.    UNAUDITED FINANCIAL STATEMENTS

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

Results of Operations

In December 1998 the Company was informed by its largest customer that they would not be giving the Company a purchase order for product to be delivered in the four month period January through April 1999. Accordingly, the Company made a number of operational changes during the first quarter of 1999. Administrative positions were eliminated and the Company attempted to reduce manufacturing expenses where possible. The impact on sales was not fully felt in this quarter's operations.

Sales for the three months ending January 31, 1999 were $1,678,451 compared to $1,698,342 for the three month period ending January 31, 1998. While sales decreased $19,891, gross profits fell to $455,342 for the three months ending January 31, 1999 from $518,028 for the three month period ending January 31, 1998. Management believes this decrease occurred because of the change to the development of cost of goods sold. The methodology was changed from estimates and closing of jobs to recording the change in monthly inventory balances. New management felt a change was necessary after evaluating the book to physical adjustments that were recorded each year. This change will provide management and stockholders with better financial information to make decisions. Selling general and administrative expenses were reduced significantly in anticipation of lower sales. These expenses totaled $348,328 in the three month period ending January 31, 1999 versus $424,276 for the three months ending January 31, 1998. The primary areas of reduced expenses included consulting fees of $40,000, stockholder expenses of $20,000 and travel of $10,000. Consulting fees are lower because in 1998 the Company experienced consulting costs during the implementation of a TQM program plus a one time fee to locate a purchaser for the Airline product line. Stockholder expenses were lower because in 1998 the annual meeting and report expenses were incurred. Travel expenses are lower because in 1998 the interim President was traveling weekly between Texas and Maryland.


Net interest expense for the three months ending January 31, 1999 totaled $53,628. This was an increase of $5,367 over the $48,261 of net interest expense experienced by the company in the first three months ending January 31, 1998. Other income remained relatively comparable to the three months ending January 31, 1998 with the company reporting income of $20,754 for the three months ending January 31, 1999. For the quarter, the company reported a gain of $74,140 for the three months ending January 31, 1999. For the three months ending January 31,1998 the company reported earnings of $70,466.


Liquidity and Capital Resource


The Company's working capital declined to ( $ 657,868 ) from October 31, 1998 to January 31, 1999. The primary reason for this decrease was due to account's receivable declining by $425,900 to $531,308. At the same time inventories increased by $27,710 to $509,572. Other significant changes included the current portion of long-term debt increasing to $726,391 on January 31, 1999 from the October 31,1998 amount of $581,846. This increase occurred due to the Company drawing down on its line of credit in order to reduce accounts payable. The accounts payable ended January 31, 1999 at $347,851. This represented a decrease of $310,906 from the October 31, 1998 amount. Accrued expenses increased in this three month period by the amount of $85,363 to end the quarter at $505,607. Also during this three month period, long-term debt decreased significantly. At January 31, 1999 the decrease was in the amount of $536,706. Part of this decrease was due to the Company's reclassifying $150,000 in long-debt as a current asset. The Company believes it will have adequate cash and cash available in its line of credit to meet ordinary operating requirements.

Y2K Preparedness

The Company recognizes that arrival of the year 2000 poses certain one-time unique challenges to the ability of systems to recognize the date change from December 31, 1999 to January 1, 2000. In anticipation of this date, in January 1999 the Company performed an assessment of it's data processing equipment which is utilized in its accounting systems. As a result, the Company completed an updating of the UNIX platform of the INFISY SYSTEM. This vendor provided system upgrade is designed to resolve the software challenges associated with this potential problem. In addition the company purchased hardware which was compatible with its existing system and the new software. The total cost of implementation of these items is approximately $10,000. The Company is continuing to review the status of its personal computers, manufacturing equipment and phone system to ascertain that they are in a state of readiness for the year end event.

PART II OTHER INFORMATION

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GLOBAL ENVIRONMENTAL CORP.
                                           (Registrant)






Date:    November 29, 1999                 /S/ Terry Moore


                                           ------------------------------
                                           Terry Moore, Chief Financial Officer