Form 10-Q
period 1999-04-30
DANZER CORP
filed 1999-11-29
CIK 825521

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

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

                                                              Outstanding at
                  Common Stock                                April 30, 1999

                  $.0001 par value                            17,545,590 shares

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                      INDEX



                                                                         PAGE(s)

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets - April 30, 1999 and October 31, 1998.     3 - 4

   Consolidated Statements of Operations -
   Three Months and Six Months Ended April 30, 1999 and 1998                5

   Consolidated Statements of Cash Flows -
   Six Months Ended April 30, 1999 and 1998                               6 - 7

   Notes to Consolidated Financial Statements                            8 - 10

   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                              10 - 12



PART 2

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         APRIL 30,           OCTOBER 31,
                                                                           1999                 1998
                                                                     ------------------    --------------
                                                                       ( Unaudited )         ( Audited )
CURRENT ASSETS
Cash and cash equivalents                                            $      -0-             $      -0-
         Accounts receivable, less allowance for doubtful
         accounts of $186,853 and $168,266 respectively                 507,309               957,208
         Inventories                                                    703,785               481,862
         Prepaid expenses and other                                      53,162                75,404
                                                                     ------------          --------------

                                    Total current assets              1,264,256             1,514,474
                                                                     ------------          --------------


PROPERTY, PLANT AND EQUIPMENT
         Land                                                            25,797                25,797
         Building and improvements                                    1,440,527             1,440,527
         Equipment                                                    2,420,475             2,398,063
                                                                      3,887,076             3,864,387
         Less - accumulated depreciation and amortization            (2,165,674)           (2,022,874)
                                                                     ------------         --------------

                           Total property, plant and equipment, net   1,721,402             1,841,513
                                                                     ------------         --------------

OTHER ASSETS
         Morrison License                                               140,002               160,000
         Other, net                                                      36,840                42,510
                                                                     ------------         -------------
                           Total Other Assets                           176,842               202,510

                                                                     $3,162,500           $ 3,558,497
                                                                     ============         =============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 APRIL 30,        OCTOBER 31,
                                                                                   1999              1998
                                                                               ------------      ------------
                                                                               (Unaudited )       ( Audited )
CURRENT LIABILITIES
         Current portion of long-term debt                                     $   786,836       $   581,876
         Accounts payable                                                          412,631           658,757
         Accrued salaries and wages                                                181,913           167,292
         Accrued expenses, other                                                   279,030           420,244
                                                                               ------------      ------------
         Total current liabilities                                               1,660,410         1,778,139


LONG-TERM DEBT, net of current portion                                           1,231,703         1,533,303
                                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Common stock, par value $.0001 per share;                                    1,754             1,587
         20,000,000 shares authorized; 17,545,590 and 15,870,272
         shares issued in 1998 and 1997.

         Additional paid-in capital                                              5,215,167         5,047,803
        Retained Earnings Prior                                                 (4,802,335)       (4,802,335)
        Retained Earnings Current                                                 (144,199)
                                                                               ------------
        Total stockholders' equity                                                 270,387           247,055

         Total liabilities and shareholders equity                             $ 3,162,500       $ 3,558,497
                                                                               ============      ============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED


                                        THREE MONTHS ENDED APRIL 30,                 SIX MONTHS ENDED APRIL 30,
                                            1999              1998                     1999                       1998
                                        ----------        ------------            ---------------        ------------
NET SALES                               $  987,857        $ 2,025,587                $  2,666,308        $ 3,723,929

COST OF GOODS SOLD                         841,193          1,540,221                   2,064,302          2,720,535
                                        ----------        ------------            ---------------        ------------

         GROSS PROFIT                      146,664            485,366                     602,006          1,003,394
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES           318,998            438,645                     667,326            862,921
                                        ----------        ------------            ---------------

GAIN (LOSS) FROM OPERATIONS               (172,334)            46,721                     (65,320)           140,473
                                        ----------        ------------            ---------------

INTEREST EXPENSE, NET                      (58,560)           (61,433)                   (112,188)          (109,694)
OTHER INCOME                                12,555             23,283                      33,309             46,258
                                        ----------        ------------            ---------------        ------------
INCOME (LOSS) FROM CONTINUING
         OPERATIONS                       (218,339)             8,571                    (144,199)            77,037

INCOME (LOSS) FROM SALE OF
DISCONTINUED OPERATIONS ASSETS                 -0-            (32,380)                       (-0-)           (30,380)
                                        ----------        ------------            ---------------

NET INCOME (LOSS)                       ($ 218,339)         ($ 23,809)               ($   144,199)       $    46,657
                                        ==========        ============            ===============        ============

PER COMMON SHARE DATA:

         NET INCOME (LOSS)              ($     .01)         (     .00)               ($       .01)       $       .00
                                        ==========        ============            ===============        ============


WEIGHTED AVERAGE
 SHARES OUTSTANDING                     16,428,711          15,870,272               16,149,492           15,870,272
                                        ==========          ===========              ============        ============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                               SIX MONTHS ENDED APRIL 30,
                                                                               1999                 1998
                                                                           -----------         -----------
OPERATING ACTIVITIES:
    Net (Loss) Income                                                        (144,199)         $   46,657
             Adjustments to reconcile net loss to net cash
              provided by (used in) operating activities:
             Depreciation and amortization                                    142,800             108,845
             Net (increase) decrease in non-cash current assets:
                  Accounts receivable                                         424,699             224,315
                  Inventories                                                (221.923)            (85,016)
                  Prepaid expenses and other                                   22,242             (13,299)
                  Provision for bad debt                                       25,200              25,002
               Net increase (decrease) in non-debt current liabilities:
                  Accounts payable                                           (256.290)            (98,760)
                  Accrued salaries and wages                                   14,621               6,184
                  Accrued expenses, other                                      86,481               5,816
                  (Increase) decrease in other assets, net                     25,668             (54,330)
                  Discontinue operations, liabilities net of assets               -0-                 -0-
                                                                           -----------         -----------
                  Total stockholders' equity Total stockholders' equity
                  Net cash provided by (used in) operating activities         119,299             165,414
                                                                                               -----------

INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                            (22,688)            (40,900)
         Proceeds from sale of equipment                                         (-0-)             64,000
                                                                           -----------         -----------
         Net cash used in investing activities                                (22,688)             23,100
                                                                           -----------         -----------
FINANCING ACTIVITIES:
         Net borrowings (repayments) under revolving loan agreement            10,551            (286,197)
         Payments of long-term debt                                          (132,162)           (121,250)
         Proceeds from issuance of long term debt                              25,000             150,000
                                                                           -----------         -----------

                  Net cash provided by (used in) financing activities         (96,611)          (257,447)
                                                                           -----------         -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                       -0-            (68,933)

CASH AND CASH EQUIVALENTS BEGINNING                                               -0-             68,933

CASH AND CASH EQUIVALENTS ENDING                                           $      -0-          $     -0-
                                                                           =============       ===========

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED



                                                  SIX MONTHS ENDED APRIL 30,
                                                    1999              1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

      Cash paid for -

           Interest                            $     112,188    $      111,638
                                               ==============   ==============
           Income taxes                        $           -    $            -
                                               ==============   ==============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1999




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

     The accompanying consolidated financial statements present the accounts of Global Environmental Corp. and its wholly-owned subsidiary. The entities are collectively referred to herein as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. The Company is on an October 31 fiscal year. The Company has filed all required filings for its year ending October 31, 1998 and incorporates by reference those filings. The Company has filed its January 31, 1999 10-Q and incorporates by reference those filings. The reader should read the audit accompanying footnotes for the 1998 10-K report and the January 1999 10-Q report in conjunction with this document.

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

                     FOR THE SIX MONTHS ENDED APRIL 30, 1999



NOTE 1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF
            SIGNIFICANT ACCOUNTING POLICIES (Continued)


           Inventories

Inventories are stated at the lower of cost (first - in, first - out) or market and are comprised of the following components:

                             April 30,           October 31,
                               1999                  1998
                            -----------          -----------
Raw materials                  430,805              411,288
Work-in-process                140,993               18,060
Finished goods                 131,986               52,514
                            -----------          -----------
                             $ 703,784            $ 481,862





Work-in-process and finished goods include purchased materials, direct labor and allocated overhead.

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 1999



NOTE 1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF
            SIGNIFICANT ACCOUNTING POLICIES (Continued)


Major Customers

The following is a list of the Company's customers which represent 10% or more of consolidated net sales (from continuing operations):


                          TOTAL PERCENTAGE OF NET SALES

                                  April 30,          YEAR ENDED OCTOBER 31
                                   1999        1998    1997     1996     1995

Elevator Manufacturer                0%          4%     13%      10%      11%
Truck Body Manufacturer             52%         55%     41%      29%      32%



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

The Company's ability to increase sales depends on many factors not within the Company's control including planned capital expenditures by end users, general economic conditions and pricing policies by competitors. Additionally, the Company is dependent on sales to one purchaser that represent 52% of total sales in the six month period ending April 30, 1999. The Company's decision to focus exclusively on truck body sales also increases the risk of selling to only one industry segment.

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


Results of Operations

Sales in the six months ended April 30, 1999 were $2,666,308. This compared with sales in the same period the prior year of $3,723,929. The primary reason for the decrease was lower sales to the company's largest customer. In the six months ended April 30, 1999, those sales totaled $1,404,000 versus $2,374,000 for the six month period ended April 30, 1998, a decrease of $970,000. Sales to this customer resumed to more normal levels in May 1999 and as a result management expects performance to improve for the remainder of the fiscal year. For the six months ended April 30, 1999, gross profit declined by 1,400,388 to $602,006. This was a result of poor sales.

The Company had reduced selling, general and administrative expenses in anticipation of lower revenues. As a result, for the six months ended April 30, 1999 selling, general and administrative expenses were $667,326 versus $862,921 in the same period of last year. For the six month period ended April 30, 1999, consulting fees were lower by $67,000, outside services by $18,000, travel by $20,000, stockholder expenses by $16,000, incentive program by $10,000 and office expenses by $20,000. Consulting fees are lower due to the Company's 1998 expenses to implement a TQM program, a 1998 fee to locate a buyer of the Airline Product line and services provided to the Company to help implement the manufacturing scheduling application. Outside services were lower due to the Company's having to hire additional accounting help to complete the 1998 year-end closing. Travel expense was higher in 1998 because of the interim President's weekly travel between Texas and Maryland. Stockholders expenses were lower than in 1998 due to expenses incurred for the annual meeting. Warranty expenses were lower than in 1998 due to reduced claims on Airline products. Recruitment expenses were lower because of one-time 1998 expenses to hire a new President and CFO. The incentive program made a payout in 1998 but none in 1999. The office expenses were lower because of new management's controls during 1999.

The Company reported a six month loss from operations of $65,320 versus a gain of $140,473 in the same six month period ending April 30, 1998. Net interest expense increased for the six month period ending April 30, 1999 by $2,494 to $112,188. The net loss for the Company was $144,199 in the six months ended April 30, 1999, or $0.01 per share, versus a gain of $46,657 for the period ended April 30, 1998.

For the three months ended April 30, 1999, the Company reported sales of $987,557. This was a decline of $1,038,000 from the three month period ending April 30, 1998. Gross profit declined from $485,366 in the April 30, 1998 three month period to $146,664 in the three month period ending April 30, 1999. Management believes both of these declines are a result of the lower sales to its principle customer. The Company did decrease its selling, general and administrative expenses for the second quarter of fiscal year 1999. In the three months ended April 30, 1998, selling, general and administrative expenses totaled $438,645, while these same expenses decreased to $318,998 for the three months ended April 30, 1999. These activities created a loss from operations of $172,334 for the three months ending April 30, 1999 compared to a gain of $46,721 in the same three month period ending April 30, 1998. Net interest expense decreased slightly during this time frame from a prior year figure of $61,433 to $58,560 for the period ending April 30, 1999. The net loss for the Company in the three months ending April 30, 1999 totaled $218,339 compared to a small loss of $23,809 in the period ending April 30, 1998.

Liquidity and Capital Resources

On March 31, 1999, the Company's largest shareholder converted $150,000 of debt and $17,531 of accrued interest into 1,675,318 common shares of the Company, a rate of $0.10 per share. The board approved the transaction as well as the conversion rate, the result of which was to reduce the Company's overall indebtedness and improve its balance sheet. In spite of this, the Company's working capital still declined to negative $396,154 compared to a negative $263,665 working capital balance at October 31, 1998. The primary reason for this increase in negative working capital was the Company's increased use if its line of credit to fund operations. At April 30, 1999, the balance owed under the Company's line of credit was $335,000.

In the quarter ending April 30, 1999, the Company reached an agreement with the holder of the mortgage on the Danzer real estate and improvements, including the manufacturing facility. This agreement allowed the Company to defer principal payments on its mortgage for two quarterly payments. The total amount of deferred principal was approximately $58,000. The first deferred principal payment was for the February 15, 1999 payment and the second deferred principal payment will be for the May 15, 1999 payment. The Company agreed to increase the interest rate on the mortgage to 13% until such time as these principal payments are made. Simultaneously with this transaction, the Company's largest shareholder agreed to advance an amount equal to the deferred principal payments on a secured basis at 13% in the event the Company needed additional sources of cash. At April 30, 1999, the Company had borrowed $25,000 under this advance.

The Company anticipates that with the increase in shipment levels anticipated in the third and fourth quarters of the 1999 fiscal year that it will be able to meet its obligations as they come due.

Y2K Preparedness

The Company recognizes that with the arrival of the year 2000 certain unique challenges could arise with its data processing systems ability to recognize the date change from the December 31, 1999 to January 1, 2000. The Company has been reviewing all of its systems in anticipation of this date change. The Company believes that its production equipment which is controlled by computers or other date processing systems is capable of this expected ate change without causing any problems. The primary production equipment which is controlled by computers was purchased in 1998 and was represented by the manufacturer to be year 2000 compliant an that time. The Company continues to review other aspects of its computer hardware and software systems to determine their level of preparedness for the date conversion.

PART II OTHER INFORMATION

Securities Issued

In the six month period ending April 30, 1999, the Company issued $1,675,318 shares of its common stock. This stock was issued in exchange for debt of $150,000 and accrued interest of $17,531. This debt plus accrued interest was converted at a rate of $0.10 cents per share.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBAL ENVIRONMENTAL CORP.
                                        (Registrant)






Date:    November 25, 1999              /S/ Terry Moore
                                        ------------------------------
                                        Terry Moore, Chief Financial Officer