Form 10-Q
period 1999-07-31
DANZER CORP
filed 1999-11-29
CIK 825521

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-17430


                               Danzer Corporation.

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

                           YES                       NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
                  Common Stock                                July 31, 1999

                  $.0001 par value                            17,545,590 shares

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                                      INDEX








                                                                         PAGE(s)

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets -July 31, 1999 and October 31, 1998.      3 - 4

   Consolidated Statements of Operations -
       Three Months and Nine Months Ended July 31,1999 and 1998            5

       Consolidated Statements of Cash Flows -
       Nine Months Ended July 31, 1999 and 1998                          6 - 7

   Notes to Consolidated Financial Statements                            8 - 10

   Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                            10 - 11


PART II - OTHER INFORMATION                                                12

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  JULY 31,           OCTOBER 31,
                                                                                    1999                1998
                                                                                --------------      -------------
                                                                                ( Unaudited  )      ( Audited )
CURRENT ASSETS
         Cash and cash equivalents                                              $      -0-          $     -0-
         Accounts receivable, less allowance for doubtful
         accounts of $193,503 and $168,266 respectively                         $ 1,046,275            957,208
         Inventories                                                                709,483            481,862
         Prepaid expenses and other                                                  38,649             75,404
                                                                                ------------        -----------

                                    Total current assets                          1,794,407         $ 1,514,474
                                                                                ------------        -----------


PROPERTY, PLANT AND EQUIPMENT
         Land                                                                        25,797              25,797
         Building and improvements                                                1,440,527           1,440,527
         Equipment                                                                2,454,188           2,398,063
                                                                                  3,920,512           3,864,387
         Less - accumulated depreciation and amortization                        (2,237,074)         (2,022,874)
                                                                                ------------        -----------

                           Total property, plant and equipment, net               1,683,438           1,841,513
                                                                                ------------        -----------

OTHER ASSETS
         Morrison License                                                           130,003             160,000
         Other, net                                                                  34,005              42,510
                                                                                ------------        -----------
                                                   Total other assets               164,008             202,510

 TOTAL ASSETS                                                                   $ 3,641,853         $ 3,558,497
                                                                                ===========         ===========

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             JULY 31,           OCTOBER 31,
                                                                               1999                1998
                                                                           ------------        ------------
                                                                           ( Unaudited )        ( Audited )
CURRENT LIABILITIES
         Current portion of long-term debt                                 $   780,990         $   581,846
         Accounts payable                                                      476,971             658,757
         Accrued salaries and wages                                            194,840             167,292
         Accrued expenses, other                                               357,524             420,244
                                                                           ------------        ------------

                  Total current liabilities                                  1,810,325           1,778,139
                                                                           ------------        ------------

LONG-TERM DEBT, net of current portion                                       1,475,284           1,533,303
                                                                           ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Common stock, par value $.0001 per share;
         20,000,000 shares authorized; 17,545,590 and
         15,870,272 shares issued in 1999 and 1998                               1,754               1,587
         Additional paid-in capital                                          5,215,167           5,047,803
        Deficit                                                             (4,802,335)         (4,802,335)
        Retained Earnings Current                                              (58,342)
                                                                           -----------         ------------
        Total stockholders' equity
                                                                               356,244             247,055
                                                                           -----------         ------------

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                        $ 3,641,853         $ 3,558,497
                                                                           ===========         ===========

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED


                                          THREE MONTHS ENDED JULY 31,               NINE MONTHS ENDED JULY 31,
                                            1999                1998                1999                 1998
                                        -----------         ------------        ------------        ------------

NET SALES                               $ 1,928,660         $ 1,176,871         $ 4,594,968         $ 5,493,800

COST OF GOODS SOLD                        1,470,741           1,421,749           3,535,048           4,142,284
                                        -----------         ------------        ------------        ------------

         GROSS PROFIT                       457,919             348,122           1,059,925           1,351,516
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                     320,595             422,079             987,921           1,285,000
                                        -----------         ------------        ------------        ------------

INCOME FROM OPERATIONS                      137,324             (73,957)             72,004              66,516
                                        -----------         ------------        ------------        ------------

INTEREST EXPENSE, NET                       (65,409)            (41,376)           (177,597)           (151,070)

OTHER INCOME                                 13,940               7,064              47,251              53,322
                                        -----------         ------------        ------------        ------------
INCOME (LOSS) FROM CONTINUING
         OPERATIONS                          85,857            (108,269)            (58,342)            (31,232)
                                        -----------         ------------        ------------        ------------


INCOME (LOSS) FROM
DISCONTINUED OPERATIONS                       -0-                 -0-                 -0-               (30,380)
                                        -----------         ------------        ------------        ------------


NET INCOME (LOSS)                       $    85,857            (108,269)            (58,342)           ($61,612)
                                        ===========         ============        ============        ============

PER COMMON SHARE DATA:

         CONTINUING OPERATIONS          $       .01         ($      .01)        ($      .00)            ($  .00)
                                        ===========         ============        ============        ============


         DISCONTINUED OPERATIONS        $       .00         $       .00         $       .00             ($  .00)
                                        ===========         ============        ============        ============

         NET INCOME  (LOSS)             $       .01         ($      .01)        ($      .00)            ($  .00)
                                        ===========         ============        ============        ============


WEIGHTED AVERAGE
 SHARES OUTSTANDING                      17,545,590          15,870,272          16,614,858          15,870,272
                                        ===========         ============        ============        ============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    NINE MONTHS ENDED JULY 31,
                                                                                     1999                 1998
 .                                                                                -------------        ------------
OPERATING ACTIVITIES:
         Net (Loss) Income                                                      ($    58,342)          ($ 61,612)
         Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                               214,200             165,695
         Net (increase) decrease in non-cash current assets:
         Accounts receivable                                                        (124,667)            601,566
         Inventories                                                                (227,621)            244,874
         Prepaid expenses and other                                                   36,832             (31,841)
         Provision for bad debt                                                       35,600              33,336
-        Net increase (decrease) in non-debt current liabilities:
         Accounts payable                                                           (181,786)           (496,604)
         Accrued salaries and wages                                                   27,548              (2,311)
Accrued expenses, other                                                              154,811              70,430
(Increase) decrease in other assets, net                                              38,425             (42,249)

                           Net cash provided by (used in) operating activities       (85,000)            481,284
                                                                                -------------        ------------
INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                                   (36,664)            (44,642)
           Proceeds from sale of equipment                                             -0-                64,000
                                                                                -------------        ------------
                  Net cash used in investing activities                              (36,664)             19,358

FINANCING ACTIVITIES:
         Net borrowings (repayments) under revolving loan agreement                  290,750            (537,502)
           Proceeds from long - term debt financing                                   25,000             150,000
         Payments of long-term debt                                                 (194,086)           (182,073)
                                                                                -------------        ------------
                                                                                                                                  -
                  Net cash provided by (used in) financing activities                121,664            (569,575)
                                                                                -------------        ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   -0-               (68,933)

CASH AND CASH EQUIVALENTS BEGINNING                                                    -0-                68,933

CASH AND CASH EQUIVALENTS ENDING                                                $      -0-               $    -0-
                                                                                =============        ============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED




                                                    NINE MONTHS ENDED JULY 31,
                                                     1999               1998

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

      Cash paid for -

           Interest                            $     177,597     $      153,406
                                               ==============    ===============
           Income taxes                        $           -     $            -
                                               ==============    ===============

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 1999

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Description of Business

     Global Environmental Corp. (the "Company".) was incorporated on October 6, 1987. Effective August 1, 1988, Global Environmental Corp. acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. ("Global Holdings" ). Danzer Industries, Inc. ("Danzer"), a wholly-owned subsidiary of Global, is principally engaged in the design, manufacture of truck bodies. Danzer's truck body revenues represent approximately 100% of the Company's revenues and sales are generated throughout the eastern and southern United States.

     The accompanying consolidated financial statements present the accounts of Global Environmental Corp. and its wholly owned subsidiary. The entities are collectively referred to herein as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. The Company is on an October 31, fiscal year. The Company has filed all required filing for its year ending October 31, 1998 and incorporates by reference those filings. The Company has also filed its 10-Q reports for the quarters ending January 31, 1999 and April 30, 1999. The reader should read the audit and accompanying footnotes and 10-Q filings in conjunction with this document.

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

                     FOR THE NINE MONTHS ENDED JULY 31, 1999



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


           Inventories

Inventories are stated at the lower of cost (first - in, first - out) or market and are comprised of the following components:


                            July 31,         October 31,
                              1999               1998
                           ----------        -----------
Raw materials               $372,215           $411,288
Work-in-process              166,858             18,060
Finished goods               170,410             52,514
                           ----------        -----------
                            $709,483           $481,962

                    GLOBAL ENVIRONMENTAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 1998



NOTE 1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF
             SIGNIFICANT ACCOUNTING POLICIES (Continued)


Major Customers

   The following is a list of the Company's customers, which represent 10% or more of consolidated net sales (from continuing operations):


                             TOTAL PERCENTAGE OF NET SALES

                                       JULY 31, 1999              OCTOBER 31,
                                        1998         1997       1996      1995
Elevator Manufacturer                     0%         13%         10%       11%
Truck Body Manufacturer                  55%         41%         29%       32%




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

The Company's ability to increase sales depends on many factors not within the Company's control including planned capital expenditures by end users, general economic conditions and pricing policies by competitors. Additionally, the Company is dependent on sales to one purchaser that represent 55% of total sales in the nine month period ending July 31,1990. The Company's decision to focus exclusively on truck body sales also increases the risk of selling to only one industry segment.



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

Results of Operations

For the three months ended July 31, 1999 the Company reported sales of $1,928,660. This represented an increase of $158,789 over the three months ended July 31, 1998 which had sales totaling $1,769,871. This represented a 9% sales increase. Gross profits increased by $109,797 to $457,919. Management believes this increase was caused by its efforts to increase productivity in the manufacturing area over the last twelve months. For the three months ending July 31, 1999 selling, general and administrative expenses were $320,595 versus $422,079 for the three-month period ending July 31, 1998. The decreases in these type expenses occurred primarily in the following areas: salaries of $23,000, benefits of $6,000, travel of $18,000, relocation of $23,000 and consulting expense of $29,000. Salaries were lower as a result of a reduction of headcount in the accounting and administrative departments. Benefits are lower because of the lower headcount and salary dollars. Travel was lower because of cut backs in trips. Relocation expenses are down due to one-time 1998 expenses to relocate the President and CFO. Consulting fees were reduced due to 1998 training and implementation expenses incurred during the implementation on the shop floor application of the manufacturing computer system plus the elimination in 1999 of the Snyder Capital management consulting. Net interest expense increased for the three month period ending July 31, 1979 to $65,409 from $41,376 for the three month period ending July 31,1998. The Company had no income or loss from discontinued operations in this three-month period in either 1999 or 1998. The pre-tax income for the three month period ending July 31,1999 was $85,857. This compares to a loss for the same three-month period ending July 31, 1998 of $108,269.

For the nine month period ending July 31,1999 the Company reported sales of $4,594,968. This was decrease from the nine months figures for July 31, 1998 of $5,493,800. The primary reason for this decrease was reduction in purchases by its largest customer during the second quarter of the Company's current fiscal year. Gross profits for the nine months ended July 31, 1999 totaled $1,059,925 compared to the July 31, 1998 gross profit of $1,351,516. The Company decreased dramatically its selling, general and administrative expenses from the $1,285,000 experienced in its July 31, 1998 nine-month period to $987,921 in its July 31, 1999 nine-month period. This occurred due to management's planned reduction of these type expense and anticipation of the largest customer's reduction in purchases. Net interest expense increased by $26,527 for the nine months ended July 31, 1999 to an amount of $177,597. In the prior equivalent period in 1998 total net interest expense was $151,070. In the period ending July 31, 1998 the Company reported a loss from discontinued operations of $30,380. There were no such losses in the period ending July 31, 1999. For the nine-month period ending July 31, 1999 the Company reported a loss of $58,342 versus a loss of $61,612 in the nine months ending July 31, 1998.

Y2K Preparedness

The Company recognizes that arrival of the year 2000 poses certain one time unique challenges to the ability of systems to recognize the date change from December 31, 1999 to January 1, 2000. In anticipation of this date change the Company has been reviewing all of its computer systems and operating systems. In the quarter ending July 31, 1999 the Company retained a consultant to review its personal computers in its administrative area. The consultant has focused on application software uses, updating operations, bios and application software. This process which began during the quarter will continue through the Company's fiscal year end of October 31, 1999. Through July 31, 1999 the Company estimates it has spent approximately $2,500 in this specific area. Additionally, in July 31, 1999 quarter the Company purchased new software for its phone system to assure that it was Y2K compatible. The approximate cost of this new program and installation of it was $3,000.

Liquidity and Capital Resources

During the three month period ending July 31, 1999 the Company dramatically increased its working capital position. At the end of the April 30, 1999 quarter the Company had a negative working capital of $396,184. This number improved to a negative working capital figure of $15,910 at July 31, 1999. This primarily occurred due to an increase in accounts receivable to $1,460,275 at July 31, 1999 versus $507,309 at April 30, 1999. This increase was a direct result of the Company's largest customer resuming purchases in May 1999. At this point in time, the Company has significant availability to it under its line of credit. If operations continue on a normal basis, it is anticipated that the Company will have adequate cash resources to meet its operating needs in financial obligations.

PART II OTHER INFORMATION
         NONE


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GLOBAL ENVIRONMENTAL CORP.
                                   (Registrant)






Date:    November 29, 1999         /S/ Terry Moore
                                   -------------------------------------
                                   Terry Moore, Chief Financial Officer