Form 10-K
period 1999-10-31
DANZER CORP
filed 2000-02-14
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 0-17430

                               DANZER CORPORATION

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

                           YES _X_                   NO  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 1999, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average bid and ask price, was approximately $1,055,300.

As of December 31,1999 the registrant had 18,717,848 shares of common stock outstanding.

                                     PART I

ITEM 1.  BUSINESS.

In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should carefully review the risks described in this and other documents that the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2000. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

General:
-------

In fiscal 1998, the shareholders of Global Environmental Corp. ("Global") authorized Global to change its name to Danzer Corporation ("Danzer" or the "Company"), which name change was effected in fiscal 1999. In November 1999, the Company also changed its trading symbol on the Over The Counter Bulletin Board from "GLEN" to "DNZR". Danzer, through its wholly owned subsidiary, Danzer Industries, Inc. ("DII"), fabricates metal parts and truck bodies for the service and utility markets.

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

In November 1997, the Company sold the Airline product line to Rage, Inc. for $413,000, with $150,000 paid at closing and the remaining $263,000 taken in the form of a 6% promissory note secured by the Airline assets and maturing May 19, 2001. At December 31, 1999, Rage had made $85,000 in principle payments pursuant to the Note, but is in default on its obligations, failing to make the November 15, 1999 payment on time.

In the fiscal second quarter of 1998, Danzer shipped the last orders for Schindler Elevator, an elevator manufacturer. For the year ended October 31, 1998, the Company booked approximately $304,000, or 4% of sales, to Schindler, and further recorded sales of approximately $1.1 million, or 13% of sales, in fiscal year 1997. Despite this loss of revenue, the Company believes the benefits of eliminating this relationship will far outweigh the costs, as it will allow the Company to focus on its core business, thereby allowing it to better compete through a higher level of service and increased manufacturing efficiencies.

Effective December 16, 1998, the Company agreed to pay $200,000 to repurchase an outstanding 5% gross royalty interest on all Morrison truck bodies sold. The royalty was originally retained by the entity that sold Morrison Industries, L.P. to Danzer in August 1993. Included in the total consideration of the transaction was approximately $65,000 in amounts owed by Danzer for past due royalty payments. Danzer paid $50,000 up front and became obligated on the balance pursuant to a $150,000 promissory note bearing interest at 7.75% and due on or before December 15, 1999. In December 1999, Danzer paid off the balance of the note.

Substantial business developments:

o During the first quarter of fiscal 1994, the Company entered into a joint venture agreement with Cadema Corporation. During the term of the joint venture terminating December 31, 1998 (unless otherwise extended), the joint venture has the right to contract for the design and installation of air pollution control equipment in the Company's name in all areas of the world outside the United States and its territories. The joint venture has expired and no future operations are expected.

o In September 1994, Danzer completed a private offering of 7,550 shares of 10% Cumulative Convertible Senior Preferred Stock (the `10% Preferred') at $100 per share. Each share of the 10% Preferred was converted into 200 shares of common stock.

o On December 31, 1994, Renaissance Capital Partners, Ltd. (`Renaissance') exchanged $1,600,000 principal amount of the Company's 12.5% Convertible Debentures for 16,000 shares of the Company's Series B Cumulative Convertible Senior Preferred Stock ("Series B Preferred") at $100 per share. The Company also issued Renaissance a 10% Term Note in the principal amount of $211,635 due December 31, 1997 representing interest accrued on the Convertible Debentures through September 30, 1994. Each Series B Preferred share was convertible into 200 shares of common stock.

o In August 1995, the Company issued 1,200,000 shares through a private placement for $300,000. 1,000,000 shares were issued to R. W. Snyder and 200,000 shares were issued to Renaissance.

o During fiscal 1996 and 1997, the holders of the 10% Preferred and the Series B Preferred converted their shares and accrued dividends to common stock at a conversion rate of $0.25 per share.

o In March 1997, Renaissance loaned the Company $150,000 in the form of a 10% Convertible Promissory Note ("Note"), convertible into common stock at $0.25 per share. The note provided that Renaissance would convert the entire principal into 600,000 shares of common stock upon the Company obtaining a loan secured by a lien on the land and improvements owned by Danzer under terms acceptable to Renaissance.

o Effective August 1997, Duncan-Smith Co. ("DSC") loaned DII $650,000 pursuant to an 11% Promissory Note ("DSC Note") secured by a lien on all real property and improvements owned by DII, including the manufacturing facility in Hagerstown, MD. To effectuate the DSC Note, Fremont Financial Corporation (now known and hereafter referred to as "Finova"), the Company's working capital lender, agreed to subordinate its previously senior position in the Company's real property and improvements, including the manufacturing facility in Hagerstown, Maryland, to the DSC Note.

o Contemporaneous with the closing of the DSC Note, Renaissance, in accordance with the provisions of its Note, converted the entire note into 600,000 shares of common stock.

o In August 1997, the Company made a strategic decision to focus solely on the manufacturing of truck bodies and accessories for the service and utility markets. Management believes this renewed focus will allow the Company to maximize shareholder value by eliminating non-synergistic operations, increasing manufacturing efficiencies, streamlining capital resources, reducing overall cost structure and enabling the Company to better compete in its core business.

o In November 1997, the Airline product line was sold to Rage Inc. By the end of the 1998 fiscal second quarter, the Company had ceased fulfilling the Schindler account. Schindler made up approximately 13% of the Company's sales in fiscal 1997, or about $1.1 million, and approximately 4% of the Company's sales in fiscal 1998, or about $304,000. The Company believes the loss of revenue from Airline and Schindler will be more than offset by the Company's ability to compete better by providing a higher level of service, and from production efficiencies gained by concentrating on a single product line.

o At the annual Shareholder's meeting held December 1997, the Company elected a new Board of Directors consisting of Goodhue W. Smith, III, Chairman of the Board, Stephen C. Davis, Russell G. Cleveland and William L. Pryor, III.

o In December 1997, R.W. Schuster retired as President and CEO of the Company. Stephen C. Davis, a member of the Company's Board of Directors, took over as interim CEO and agreed to lead the search for a new President and CEO.

o In December 1997, Renaissance agreed to loan the Company $150,000 pursuant to a 10% promissory note secured by substantially all of the assets of the Company. All interest and principal due under the note was payable on or before September 30, 1998. At October 31, 1998, the Company was in default on the obligation. In February 1999, Renaissance converted the entire $150,000 principal balance owed on the Note, plus $17,531.80 in accrued interest owed at the date of conversion, into 1,675,318 shares of the Company's common stock, a rate of $0.10 per share.

o In March 1998, the Company hired Mr. M.E. Williams as President and CEO. Mr. Williams has over 30 years of experience in manufacturing and 7 years of truck body manufacturing experience. Mr. Williams became a director of the Company in April 1999. Also in fiscal 1999, William L. Pryor, III resigned from the Board.

o In January 1999, due to a change in timing of purchase orders from the Company's major customer, as well as a decrease in overall orders to be shipped pursuant to those purchase orders, the Company sought to renegotiate with its mortgage holders and also obtain additional financing. On January 25, 1999, the owners of the DSC Note agreed to defer receipt of the principal portion of quarterly payments due on the DSC Note for the quarters ending February 15, 1999 and May 15, 1999. In exchange for this agreement, the Company increased the interest rate on the DSC Note to 13% until such time as the Company could catch up with the normal principal repayment schedule. In addition, the Company secured a $25,000 loan from its majority shareholder, Renaissance Capital Partners, Ltd., in exchange for a 13% promissory note due on or before December 31, 1999.

o Effective January 21, 2000, the Company and Banc of America Commercial Finance Corporation ("BOACFC") entered into a loan agreement whereby BOACFC agreed to lend the Company $600,000 pursuant to a 5 year term loan and arrange a $1.75 million working capital credit facility (the "BOACFC Loan"). Upon closing, the BOACFC Loan replaced the Company's facility with Finova and paid off the DSC Note in full.

Description of the Business:

Danzer is a holding company and through DII, its sole operating subsidiary, engages in the manufacturing and marketing of specialized truck bodies, platform/stake bodies, and toolboxes for the service and utility markets. The DII business can be broken down into two general categories: private label products which are sold directly to the Company's largest customer; and proprietary products which are marketed under the Company's Morrison brand, which are sold through the Company's internal sales force to a network of value-added distributors throughout the East Coast. Sales of the private label products to the Company's primary customer represent the largest portion of the Company's business, accounting for over 60% of sales in fiscal 1999.

The truck body market is large and growing. The National Truck and Equipment Association believes 400,000 commercial truck bodies were manufactured in 1996, while the truck equipment market had 4% industry growth in 1996 and 1997, which growth is expected to continue through the year 2000.

Management believes the service and utility portion of the commercial truck body market may be growing at a faster rate based on information from the American Institute of Service Body Manufacturers. In addition, we believe downstream users such as cable, utility and media service providers are making and will continue to make large capital investments in their own infrastructures to ensure their ability to compete in newly deregulated markets. These factors are the primary reasons why the Company shifted its strategy in 1997 to focus solely on the service and utility truck body market.

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

Competition:

There are a significant number of companies engaged in the manufacture of service truck bodies in the United States. While many of these companies are relatively small and do not possess the Company's technical capacity, a number of its competitors are much larger and possess equal or greater technical and financial resources. Four such competitors are: Knapheide Manufacturing Co., Omaha Standard, Inc., Reading Body Works, Inc., and Stahl, a Scott Fetzer Co., which is a wholly owned subsidiary of Berkshire Hathaway, Inc. The Company competes with others in its industry through price and service, with price being the most important factor, and offers truck bodies made to the individually specified requirements of its customers.

Marketing:

The Company's manufacturing operation generally markets to customers within the Eastern United States. The Company sells its private label products direct and markets its proprietary Morrison products to a network of value-added distributors who in turn sell to municipalities, utility companies, cable companies, phone companies and contractors. In fiscal 1999, the Company sold its products to 575 different distributors. The Company's internal sales force consists of three individuals who have exclusive territories and are paid commissions based on sales achieved by them in their respective selling areas. Company representatives attend regional and national trade shows on a consistent basis, and the Company also advertises regularly in trade journals and other related publications.

Principal Customers:

During the fiscal year ended October 31, 1999, the Company had one customer that represented 10% or more of total net sales: Mobile Tool International, a truck body supplier. In the year ended October 31, 1999, the Company had sales of $4.2 million to Mobile Tool, or approximately 63% of total revenue booked for the year.

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

Employees:

As of October 31, 1999, Danzer had approximately 74 employees. Of these employees, 22 are involved in sales, administration and engineering, and 52 are in manufacturing of Danzer's products. Danzer has a contract through January 2002 with United Brotherhood of Carpenters and Joiners of America and believes its employee relations are satisfactory.

Patents and Proprietary Technology:

The Company does not rely on any patents, registered trademarks, or special licenses to give it a competitive advantage. The Morrison brand name does have brand recognition in our served markets. The Company's position in its industry depends mainly on its ability to offer competitive pricing. The Company did not incur, during any of its last three fiscal years, and does not contemplate incurring, any material research and development expenses.

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

Backlog:

At October 31, 1999, the Company's backlog was approximately $567,000 versus $1,453,000 at October 31,1998. The October 31, 1999 backlog is expected to be filled within the 2000 fiscal year.

Export Sales:

No sales of goods were exported to foreign countries during the fiscal years ended October 31, 1999 or 1998.

ITEM 2.  PROPERTIES

DII owns its principal manufacturing facility that is located in an 80,000 square foot plant on an eleven acre site in Hagerstown, Maryland, near the intersection of two major interstate highways. Approximately 75,000 square feet are used in manufacturing and 5,000 square feet are used as office space. This property secures the BOACFC Loan.

The Company believes that its property, plant and equipment are well maintained and adequate for its requirements. The Company also believes that all of its assets are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

Danzer's common stock was listed on the National Association of Security Dealers Automated Quotations System (NASDAQ) under the symbol "GLEN" until September 29, 1993 at which time the Company was "delisted". Danzer's common stock is currently traded on the Over-the-Counter Electronic Bulletin Board under the symbol "DNZR". The following table sets forth the high and low bid quotations for the common stock for the fiscal quarters indicated.

Fiscal 1998

                                       High                    Low

First Quarter                       $ 0.1875                  $ 0.0625
Second Quarter                      $ 0.1600                  $ 0.0850
Third Quarter                       $ 0.1563                  $ 0.0950
Fourth Quarter                      $ 0.1200                  $ 0.0850

Fiscal 1999

                                       High                    Low

First Quarter                       $ 0.1600                  $ 0.0850
Second Quarter                      $ 0.1000                  $ 0.0850
Third Quarter                       $ 0.1600                  $ 0.0850
Fourth Quarter                      $ 0.0938                  $ 0.0600


The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

At October 31, 1999, there were approximately 830 holders of record of Danzer's common stock. Most of the shares of the common stock are held in street name for an unknown number of beneficial owners. To date Danzer has not paid a cash dividend on its common stock. The payment and amount of any future cash dividends would be restricted by the Company's lender and will necessarily depend upon conditions such as the Company's earnings, financial condition, working capital requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial information concerning the Company. This information is not covered by the independent auditor's report. For further information, see the accompanying Consolidated Financial Statements of Danzer Corporation and subsidiary for the years ended October 31, 1999, 1998, 1997, 1996 and 1995, and the information set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Item 8, "Financial Statements and Supplementary data" below.

The following information is a summary of the consolidated financial statements of the Company included elsewhere and should be read in connection with such consolidated financial statements.

Operating Data:                                                        Year Ended October 31,
---------------                                                        ----------------------
                                                         (Amounts in thousands, except per share data)


                                                     1999     1998     1997     1996    1995
                                                     ----     ----     ----     ----    ----
Net sales                                            $6,580   $7,605   $8,762    $8,154 $7,528

Income (loss) from operations                           478      391  (   226) (    420) ( 275)

Income (loss) from continuing operations                294      175  (   323) (    502) ( 543)

Income (loss) from discontinued operations                -        -        -  (    210)   154

Income (loss) from sale of  Rage Inc.                     -        -        -  (    215)     -

Net Income (loss)                                       294      175  (   323) (    928) ( 389)

Net  income  (loss)  per share and  fully-diluted
Net  income  (loss) per share
attributable to common shareholders;

Continuing Operations                                  0.02     0.01    (0.02)    (0.32) (0.32)
Discontinued Operations                                   -        -        -     (0.09)  0.06
Loss on Disposal                                          -        -        -     (0.09)     -
Total                                                  0.02     0.01    (0.02)    (0.50) (0.26)

Weighted average number of shares
 Outstanding                                         16,754   15,775   13,601     2,340  2,370

Balance Sheet Data:                                           As of October 31
-------------------                         ------------------------------------------------

                                                1999            1998       1997        1996          1995
                                                ----            ----       ----        ----          ----
Working capital (deficiency)                $(201,954)      $(263,665)  $132,578  $(401,536)     $360,594

Total assets                                3,300,996       3,558,497  3,723,463  4,306,496     3,891,158

Long-term debt, including
    current portion                         1,768,003       2,065,149  2,177,145  1,888,907     1,786,628

Stockholders' equity (deficiency)             714,567         247,055     71,815    207,056       560,487


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's ability to increase sales depends on many factors not within the Company's control including planned capital expenditures by end users, general economic conditions and pricing policies by competitors. Additionally, the Company is dependent on sales to one purchaser that represented 63% of total sales in the twelve month period ending October 31,1999. The Company's decision to focus exclusively on truck body sales also increases the risk of selling to only one industry segment.

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, the actual results realized by the Company could differ materially from the results discussed in or contemplated by the forward-looking statements made herein. Words or phrases such as "will," "expect," "believe," "intend," "estimates," "project," "plan" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Annual Report on Form 10-K.

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

For the twelve month period ending October 31,1999 the Company reported sales of $6,580,000. This represented a $1,026,000 decrease, or 13.5%, from the $7,605,000 in sales recorded for the 1998 fiscal year. The primary reason for this decrease was a reduction in the number of truck bodies sold to the Company's largest customer. The Company believes that sales to its largest customer will increase in fiscal 2000 from fiscal 1999 levels.

Truck body sales on the Company's proprietary line of Morrison products increased $822,000, or 29.8%, to $2,422,000 for the 1999 fiscal year, versus Morrison sales of $1,600,000 for the twelve month period ended October 31, 1998. This increase was a result of continued growth in our served markets, a more focused marketing approach that expanded the number of distributors carrying our products from 530 to 575 and an expansion of the Morrison product line. A platform/stake body and a line of toolboxes was introduced as new Morrison products during the 1999 fiscal year that generated $156,000 in sales. Management believes it can obtain substantial sales growth in fiscal 2000 from the growth inherent in the Company's served market, as well as from additional product offerings.

The fourth quarter generated adjusting entries to the financial statements of approximately $422,000. These adjustments are partially due to the Company's reduction in its bad debt reserve and other accounting accruals which were reduced as a result of internal control policies and a better overall understanding of the Company's needs in the markets it serves. Management will continue to implement programs to reduce costs and enhance operating efficiency in the 2000 fiscal year.

As the Company began operating for fiscal year 1999, management had as two of its most important goals to improve manufacturing controls within the plant and build Morrison sales volumes by $1 million in an effort to reduce Danzer's dependence on its largest customer. The manufacturing objective was achieved through the hiring of Mr. Rudy Temple, the Company's new Director of Operations. Mr. Temple brings over 20 years of manufacturing experience and executive management skills to the Company.

Although Morrison sales volume did not increase by $1 million, additional efforts spent by CEO Mel Williams to sell to large accounts, together with new products and a new incentive program for marketing personnel allowed the Company to increase its Morrison volume from $1.6 million to $2.4 million. Although the Company had hired a national sales manager in 1998 and anticipated expanding its sales force in fiscal 1999, the national sales manager was ultimately dismissed and the slowdown in units sold to the Company's largest customer caused Danzer to put its plan to expand the sales force on hold. Today, the Company maintains its force of three commissioned sales agents. In fiscal 2000, the Company plans to publish all new product literature, expand its advertising, participate in the major NTEA trade show in February 2000 and refine the positioning and makeup of its sales force. We are also planning to implement a price increase early in fiscal year ending October 31, 2000.

Gross profits for the twelve months ended October 31, 1999 totaled $1,471,912, a 24% decrease in comparison to the gross profit of $1,941,020 achieved for the 1998 fiscal year. Gross profit margins also declined from approximately 25% in fiscal 1998 to 22% in fiscal 1999 primarily as a result of the lost revenue from our biggest customer plus slightly higher material and labor content on the Morrison product line.

The Company dramatically decreased its selling, general and administrative expenses in fiscal year 1999. In comparison to the Company's 1998 results, selling, general and administrative expenses were $993,495, a 36% decrease from the $1,550,205 in like expense experienced for the twelve months ended October 31, 1998. This reduction resulted primarily from the elimination of a portion of the Company's administrative work force in response to the change in timing of purchase orders from Danzer's largest customer, together with reduced volumes of units ordered from that customer, in the first two quarters of 1999. In addition to streamlining the administrative work force and operations in general, the Company was more efficient in the second two quarters of 1999, once production became more in line with historical results.

Interest expense increased by $27,277 to $227,803, a rise of over 14%, for the twelve months ended October 31, 1999 in comparison to fiscal year 1998. This increase was the result of a negotiated change to the DSC Note, together with a $25,000 loan advanced by Renaissance, the Company's majority shareholder, in an effort to help the Company's cash flow during the second quarter.

In the period ending October 31, 1998 the Company reported a loss from discontinued operations of $30,380 due to the sale of the Airline product line and winding down of the Schindler Elevator business, while no such losses were taken in fiscal 1999. For the twelve-month period ending October 31, 1999 the Company reported net income of $294,170 versus net income of $175,240 in the twelve months ending October 31, 1998, which profit increases were largely attributable to the Company's improving efficiency in reducing selling, general and administrative expenses.

Fiscal 1998 Compared to Fiscal 1997

Revenues are down $1.2 million in comparison to fiscal year 1997. Revenues declined $3 million in fiscal 1998 due to the sale of the Airline product line in November 1997 and the decision to stop servicing the Schindler Elevator account. These decisions were made according to management's strategic plan to focus the business entirely on the service and utility truck body market. The loss of revenues was partially offset by a $1.8 million increase in new and replacement truck sales to the Company's primary customer, Mobile Tool International. The sales for the Company's branded line, Morrison, remained unchanged from fiscal year 1997 at $1.6 million in revenue.

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

Due to the sale of the Airline product line and the discontinuance of the Schindler Elevator account, the Company freed up additional manufacturing capacity at its Danzer facility allowing it to produce additional truck bodies for Mobile Tool International. This increased volume on the Mobile Tool account also helped increase gross margins on the Morrison account, which rose to approximately 34%. As a whole, the Company experienced an additional $436,000 in gross profit over fiscal 1997 that more than offset the margins lost due to the sale of the Airline product line and the discontinuance of the Schindler Elevator account.

Selling, general and administrative expenses were $182,000 lower for the year ended October 31, 1998 in comparison to the 1997 fiscal year, of which approximately $100,000 in cost savings were realized due to the elimination of support salaries and benefits associated with the sale of Airline product line. The Company's provision for bad debt expense was also reduced from $305,000 to $44,000 because of aggressive efforts to collect Airline accounts receivable together with the implementation of a new credit policy for new accounts. Legal expenses were $25,000 lower due to the Company's decision to change law firms, and consulting fees were lower by $40,000 due to the Company's decision to stop a Total Quality Manufacturing ("TQM") program. Management felt that any benefits from the TQM program were far outweighed by the associated costs of continuing it. Partially offsetting these lower costs was $60,000 in recruitment and relocation expenses incurred during the fiscal year to hire a new Chief Executive Officer and a new Chief Financial Officer.

Interest expense for fiscal 1998 was $200,526, which was relatively unchanged from interest expense of $201,627 for fiscal 1997.

Liquidity and Capital Resources

Cash flow from operations decreased in fiscal year 1999 to a positive $259,352 versus a positive $630,794 in fiscal year 1998. This reduction was the result of lower accounts receivable, accounts payable and accrued expenses, as well as higher inventories. The lower accounts receivable balance was due to lower fourth quarter sales and improved collections over fiscal 1998. Lower accounts payable was due to lower purchases resulting from lower revenues. Accrued expenses were lower due to fourth quarter adjustments as a result of higher reserves maintained at the end of fiscal 1998. Higher inventories were required to support the higher backlog of Morrison products. The Company paid down the note payable to Morrison Liquidation Corporation for the buyout of the royalty agreement to $72,223 from $150,000.

During the twelve month period ending October 31, 1999 the Company slightly increased its working capital position. At the end of the October 31, 1998, the Company had a deficiency of $264,000. This number decreased slightly to a deficiency of $201,954 at October 31, 1999.

Although the Company continues to make good strides, in fiscal 1999 the debt to equity ratio ended the year over 240% and the Company continued to rely on its working capital line and insider financing to support its operations. If this situation persists in fiscal 2000, the Company could still be viewed as having a weakened financial condition due to the presence of debt in relation to shareholders' equity, which could force the Company to again turn to its working capital lender or others for additional capital. Management believes, however, that if operations continue on a normal basis, the Company will have adequate cash resources to meet its operating needs and financial obligations as they come due.

Investing activities utilized $57,745 in cash for fiscal 1999. Capital expenditures were made to purchase a new paint booth that enables the painting of larger bodies and to purchase additional production equipment to produce the Company's newest product, the Morrison platform/stake body. Previously, the Company would have had to oustsource the painting activity on the larger bodies, and Management believes the added painting capabilities will lead to enhanced operating efficiencies going forward.

In January 1999, due to a change in timing of purchase orders from the Company's major customer, as well as a decrease in overall orders to be shipped pursuant to those purchase orders, the Company sought to renegotiate with its mortgage holders and also obtain additional financing. On January 25, 1999, the owners of the DSC Note agreed to defer receipt of the principal portion of quarterly payments due on the DSC Note for the quarters ending February 15, 1999 and May 15, 1999. In exchange for this agreement, the Company increased the interest rate on the DSC Note to 13% until such time as the Company could catch up with the normal principal repayment schedule. In addition, the Company secured a $25,000 loan from its majority shareholder, Renaissance Capital Partners, Ltd., in exchange for a 13% promissory note due on or before December 31, 1999.

Effective January 21, 2000, the Company and Banc of America Commercial Finance Corporation ("BOACFC") entered into a loan agreement whereby BOACFC agreed to lend the Company $600,000 pursuant to a 7 year term loan and arrange a $1.15 million working capital credit facility (the "BOACFC Loan"). Upon closing, the BOACFC Loan replaced the Company's facility with Finova and paid off the DSC
Note in full. The note with Renaissance remains outstanding and is in default. Renaissance has waived its rights to utilize default remedies on a limited basis through February 29, 2000, and Management intends to repay the Renaissance indebtedness in full using the proceeds of the BOACFC Loan on or before February 29, 2000.

After closing the BOACFC Loan, the outstanding balance on the facility was approximately $1,000,000. DII had available borrowing under its agreement of approximately $132,000 at January 21, 2000.

In light of the Company's backlog at October 31, 1999, its projected cash flow from operations, the market for the Company's products, its reliance on a single customer for over 60% of its sales, and the amount of debt on the balance sheet, it is anticipated that the Company may need increased sales, an increase in its profit margin and/or an infusion of capital in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 2000, will be dependent upon the success of the Company's efforts to increase sales volume and attain profitability on new product lines.

Year 2000 Compliance

Many computer software systems in use today cannot process date-related information from and after January 1, 2000. The Company has taken steps to review and modify their computer systems as necessary and be prepared for the Year 2000. In addition, the Company has inquired of its major service providers if they are in the process of reviewing their systems with the same goals. The majority of all providers have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers fail to process this type of information properly, that could have a negative impact on the Company's operations. In fiscal 1999, the Company spent approximately $7,500 on consulting and other fees to review the Company's systems for Y2K compliance and upgrade systems or provide remedial services as necessary. Management believes it will be able to handle the total Year 2000 transition without material adverse effects on its business operations or financial condition. At the date of this filing, the Company had not experienced any Y2K related difficulties with its computer systems.

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

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to all of the directors of the Company.

                                    Position with                      Director
Name                       Age      Company                            Since

Goodhue W. Smith, III      51       Director                           1997

Russell Cleveland          62       Director                           1991

M.E. Williams              60       Director                           1999

Stephen C. Davis           52       Director                           1997

Russell Cleveland, a chartered financial analyst, became director of the Company on April 26, 1991. Mr. Cleveland has for the past eight years been a director, officer and shareholder of Renaissance Capital Group, Inc., which is the managing general partner of Renaissance, a business development company pursuant to the Investment Company Act of 1940. Mr. Cleveland currently serves on the Board of Directors of Feminique Corporation, Bentley Pharmaceuticals, Inc., Technology Research Corp. and Tutogen Medical, Inc. Mr. Cleveland is the Renaissance designee to the Board of Directors. See "Item 13- Certain Relationships and Related Transactions" herein.

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

Compliance with Section 16 (a) of the Securities Exchange Act of 1934 Section 16
(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock ("10% Shareholders") to file reports of Ownership and reports of changes in ownership of the Company's Common Stock with the Securities Exchange Commission ("SEC"). Officers, Directors and Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under
Section 16 (a). Based solely on its review of the copies of such forms received by it with respect to its fiscal year ended October 31, 1999 and written representations from certain reporting persons that no other reports were required to those persons, the Company believes that all Section 16 (a) filing requirements applicable to its officers, directors and 10% Shareholders were complied with.

ITEM 11.     EXECUTIVE COMPENSATION

Summary and Compensation Table

         The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's fiscal year ended October 31, 1999 and 1998 by the named officers.

                           SUMMARY COMPENSATION TABLE
                                            Annual ($) Compensation
                                    -------------------------------------------             Common
Name and Principal         Fiscal   Salary  Other Annual       All Other             Stock Options
       Position            Year       ($)   Compensation(1)   Compensation               (Shares)
-------------------------------------------------------------------------------------------------
Rudolph W. Schuster (2)    1998     $ 14,000         0                 0                     0
Former President

Steven C. Davis (3)        1998     $      0         0                 0                      0
Interim CEO

M.E. (Mel) Williams (4)    1998     $105,000         0                 0                757,500
CEO                        1999     $105,000       $8,386              0                      0

Terry Moore (5)            1998     $ 64,000         0                 0                192,000
CFO                        1999     $ 69,000       $7,667              0                      0

Kirby McLaughlin (6)       1998     $ 60,000         0                 0                180,000
Vice President of          1999     $ 65,000       $7,188              0                      0
Engineering

(1)  Represents cash bonuses paid for fiscal 1999.

(2) Mr. Schuster received a severance payment of $14,000 and also obtained warrants on 100,000 shares of the Company's common stock upon resignation. The warrants are exercisable at $0.25 per share on or before March 2001.

(3) Mr. Davis received no direct compensation while acting as the Company's interim CEO. Mr. Davis' employer, Snyder Capital Corporation ("Snyder"), did receive $3,000 monthly for consulting services provided by Mr. Davis to the Company from April 1998 through October 1998. In addition, the Company paid Snyder an additional $500 per day during the period Mr. Davis served as Interim CEO. The total compensation paid to Snyder for Interim CEO services in 1998 was approximately $20,000. In March 1998, Mr. Davis stepped down as Interim CEO in favor of Mr. Williams. In the 1999 fiscal year, the Company discontinued its consulting arrangement with Snyder and Mr. Davis. Mr. Davis is no longer employed by Snyder, but remains on the Company's Board of Directors.

(4) 157,500 of Mr. William's options are exercisable at $0.10 per share at any time on or before November 2001. 600,000 of Mr. William's options are exercisable at $0.10 per share on or before April 2004, but are not exercisable until April 2000. In the event Mr. Williams is not CEO in April 2000, the options will not vest.

(5) Mr. Moore's options are exercisable at $0.10 per share. 96,000 options expire October 2001 and 96,000 options expire November 2001.

(6) Mr. McLaughlin's options are exercisable at $0.10 per share. 90,000 options expire October 2001 and 90,000 options expire November 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal year end Option/SAR Values

The Company had 1,569,500 options outstanding at October 31, 1999. 230,000 options expire June 2000 and are exercisable at $1.27 per share, 210,000 options expire March 2001 and are exercisable at $0.48 per share, 529,500 options are exercisable at $0.10 per share and expire in October and November 2001 and 600,000 options are exercisable at $0.10 per share and expire April 2004.

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

All directors and key employees of the Company and its subsidiaries are eligible to participate in the Plan. The Plan is administered by the Board of Directors of the Company which, to the extent it determines, may delegate its power with respect to the administration of the Plan to a compensation advisory committee consisting of not less than three members, at least of whom two shall be directors for the Company.

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

Compensation of Directors

Directors who are not employees of the Company are entitled to a board meeting attendance fee of $750 plus reimbursement of expenses. The directors waived all of these fees for the year ending October 31, 1999.

Goodhue W. Smith, III who was elected as Chairman of the Board at the Company's December 15, 1997 Board meeting as a requirement under financing provided by Duncan-Smith Co., of which Mr. Smith is an officer and director, is to be paid $1,500 per month as compensation. Mr. Smith did not receive any fees in the year ended October 31, 1999.

Stephen C. Davis was elected to the Board of Directors at the Company's December 15, 1997 annual meeting of Shareholders. Mr. Davis was a director of Snyder at October 31, 1998. Mr. Davis provided certain consulting services for Danzer and DII from November 1997 through March 1998. Neither Mr. Davis nor Snyder received any compensation during the year ended October 31, 1999 for director services.

Employment Agreements

None.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of October 31, 1999 information concerning the shares of the Company's Common Stock beneficially owned by (a) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee, and (c) all directors and officers as a group. The outstanding voting securities of the Company as of the record date consisted of 17,588,348 shares of common stock. Except as otherwise indicated, each person named or included in a group has sole voting and investment power with respect to his or its shares of Common Stock.

Name and Address of Beneficial         Amount and Nature of                Percent
Owner or Identity of Group             Beneficial Ownership               of Class (1)
--------------------------             --------------------               ------------
Renaissance Capital Partners, Ltd.               11,719,110                        62.6%
8080 N. Central Expressway,
Suite 210, LB 59
Dallas, TX  75206-1857

Richard W. Snyder                                 2,046,667 (2)                    10.9%
c/o Snyder Capital Corporation
3219 McKinney Ave.
Dallas, TX 75204

Russell G. Cleveland                             11,807,110 (3)                    63.1%
c/o Renaissance Capital Group, Inc.
8080 N. Central Expressway,
Suite 210, LB 59
Dallas, TX  75206-1857

Goodhue W. Smith, III                               650,000 (4)                     3.5%
c/o Duncan-Smith Co.
311 Third
San Antonio, Texas  78205

(1) Common Stock which is not outstanding but which a person has a right to acquire with 60 days of the record date are considered as Common stock outstanding for purposes of computing the percentage of Common Stock owned by such person, but such Common stock is not deemed outstanding for purposes of computing the percentage of Common Stock owned by any other person. The number of shares used to compute percentage ownership were the shares outstanding at December 31, 1999, which shares equaled 18,717,848.

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

On August 1, 1997, the Company entered into a loan agreement with Duncan-Smith Co., Trustee, for purposes of executing the DSC Note. Terms of the $650,000 loan included an interest rate of 11% with payments due quarterly and a final notoriety on June 15, 2002. Duncan-Smith Co. received a cash fee of $32,500 and a warrant to purchase 650,000 shares of common stock at $0.25 per share with an expiration date of August 2002. Subsequently, Goodhue W. Smith, III, a director and officer of Duncan-Smith Co., was elected Chairman of the Board. In February 1999, Duncan-Smith Co. agreed to temporarily defer principal repayments on the DSC Note for February and May 1999. In consideration, the Company agreed to increase the interest rate to 13% until the Company could catch up on the original payment schedule. Effective January 21, 2000, the Company entered into the BOACFC Loan and paid down the DSC Note in full.

In December 1997, Renaissance agreed to loan the Company $150,000 pursuant to a 10% promissory note secured by substantially all of the assets of the Company. In February 1999, Renaissance converted the entire $150,000 principal balance on the note, plus $17,532 in accrued interest, into 1,675,318 shares of the Company's common stock, a rate of $0.10 per share.

In February 1999, and in conjunction with the agreement by the DSC Note Holders to defer principal repayments to the Company, Renaissance lent Danzer $25,000 pursuant to a 13% promissory note maturing December 31, 1999. All principal and accrued interest was outstanding subsequent to December 31, 1999. Effective January 12, 2000, Renaissance agreed to waive its default rights through February 29, 2000 on a limited basis, and in expectation of full payment out of proceeds from the BOACFC Loan.

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

(a) Documents filed as part of this Annual Report on Form
     10-K:

         (1) Financial Statements.
             --------------------

         See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page F-1 herein.

         (2) Financial Statement Schedules Required to be Filed by Item 8 on this Form.

                  None

         (3) Exhibits.
             --------

                                                                       Incorporated by Reference
         Exhibit No.       Description                                 or Filed Herewith
         ----------        -----------------------------------         -----------------
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

         3(ii)             By Laws                                     Incorporated by reference to
                                                                       Exhibit 3.3 to the Registration
                                                                       Statement on Form S-18 (No.33-
                                                                       18636-NY) (the "Registration
                                                                       Statement").

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

         10(s)             Asset Purchase Agreement dated              Filed here herewith as Exhibit
                           November 14, 1997                           10(s)

         21                List of Subsidiaries                        Incorporated by reference to
                                                                       Exhibit 22 to the October
                                                                       31, 1989 Form 10-K.

         (b)               Reports on Form 8-K
                           Change of Auditors Form 8-K was filed during the last quarter of the fiscal year ended October 31, 1999

               Report of Independent Certified Public Accountants

Board of Directors
Danzer Corporation

We have audited the accompanying consolidated balance sheet of Danzer Corporation and subsidiaries as of October 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danzer Corporation as of October 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Linton, Shafer & Company, P.A.
Frederick, Maryland
January 13, 2000

                        Danzer Corporation and Subsidiary
                           Consolidated Balance Sheets

                            October 31, 1999 and 1998

                                                                                           1999               1998
                                                                                           ----               ----
 Assets

 Current assets

     Accounts receivable, net of allowances                                                 $  828,812          $  957,208
     Inventories                                                                               594,698             481,862
     Prepaid expenses and other current assets                                                  52,240              75,404
                                                                                               -------             ------
          Total current assets                                                               1,475,750           1,514,474

 Property, plant and equipment, at cost, net                                                 1,664,072           1,841,513
 Other assets, including intangibles                                                           161,174             202,510
                                                                                           -----------       -------------
  Total assets                                                                             $ 3,300,996         $ 3,558,497
                                                                                           ============        ===========

 Liabilities and stockholders' equity
 Current liabilities
     Current portion of long-term debt                                                      $  859,278          $  531,846
     Accounts payable                                                                          390,903             658,757
     Accrued salaries and wages                                                                173,481             167,292
     Accrued expenses, other                                                                   254,042             420,244
                                                                                           -----------        ------------
          Total current liabilities                                                          1,677,704           1,778,139

 Long-term debt, net of current portion                                                        908,725           1,533,303
                                                                                    ------------------        ------------
          Total liabilities                                                                  2,586,429           3,311,442

 Commitments and contingencies, see accompanying notes

 Stockholders' equity
 Common stock, par value $.0001 per share;  20,000,000
  shares authorized, 17,588,348 shares outstanding in 1999
  and 15,870,272 shares outstanding in 1998                                                      1,761               1,587
 Preferred stock, $.001 par value, 5,000,000 shares authorized;
  Class of 10% Cumulative Convertible Senior Preferred Stock,
    10,500 shares authorized, no shares issued or outstanding                                        -                   -
  Series B Cumulative Convertible Senior Preferred Stock, 16,000 shares
    authorized, no shares issued or outstanding                                                      -                   -
 Additional paid-in capital                                                                  5,220,971           5,047,803
 Accumulated deficit                                                                        (4,508,165)         (4,802,335)
 Less: Treasury stock, at cost, 95,579 shares in 1999 and 1998                                       -                   -
                                                                                           -----------        ------------
 Total stockholders' equity                                                                    714,567             247,055
                                                                                           -----------        ------------
 Total liabilities and stockholders' equity                                                $ 3,300,996         $ 3,558,497
                                                                                           ===========         ===========

    The accompanying notes are an integral part of these financial statements

                        Danzer Corporation and Subsidiary
                 Consolidated Statement of Stockholders' Equity

               For the Years Ended October 31, 1999, 1998 and 1997


                                                                             1999              1998               1997
                                                                             ----              ----               ----
 Common Shares: Balance, beginning of year                                     $   1,587         $   1,587          $   1,382
      Conversion of 10% preferred shares and related
        accrued dividends into common stock (0 in 1999;
        0 in 1998; 1,971,669 in 1997)                                                  -                 -                197
      Conversion of Renaissance note and accrued interest into common stock
        (1,675,318 in 1999; 0 in 1998; 600,000 in 1997)                              167                 -                 60
      Cancellation of treasury shares (0 in 1999; 0 in 1998;
        517,000 in 1997)                                                               -                 -                (52)
      Shares issued under stock  incentive plan (72,628 in 1999; 0 in 1998; 0 in
        1997)                                                                          7                 -                  -

 Balance, October 31                                                          $   1,761         $   1,587          $    1,587
                                                                              ==========        ==========         ==========

 Preferred Shares: Balance, beginning of year                                 $       -          $      -          $  399,044
      Conversion of 10% preferred shares and related
        Accrued dividends into common stock (0 in 1999;
        0 in 1998; 4,550 in 1997)                                                     -                 -            (399,044)
                                                                              ----------         ---------          ---------
 Balance, October 31                                                          $       -          $      -           $       -
                                                                              ==========         =========          =========

 Treasury Shares:  Balance, beginning of year                                 $       -          $      -           $ (93,060)
      Cancellation of treasury shares (0 in 1999; 0 in 1998;
        517,000 in 1997)
                                                                                      -                 -              93,060
                                                                              ----------         ---------          ---------
 Balance, October 31                                                           $      -          $      -           $      -
                                                                              ==========         =========          =========

 Additional paid-in capital:  Balance, beginning of year                    $ 5,047,803       $ 5,047,803        $ 4,554,102
      Conversion of 10% preferred shares and related
        accrued dividends into common stock                                           -                 -            436,769
      Conversion of Renaissance note and accrued interest
        into common stock                                                        167,364                -            149,940
      Cancellation of treasury shares                                                  -                -            (93,008)
      Shares issued under stock incentive plan                                     5,804                -                  -
                                                                              ----------        ----------         ----------
 Balance, October 31                                                         $ 5,220,971      $ 5,047,803        $ 5,047,803
                                                                            ============      ===========        ===========

 Accumulated deficit:  Balance, beginning of year                           $ (4,802,335)     $(4,977,575)       $(4,654,412)
 Net income (loss)                                                               294,170          175,240           (323,163)
                                                                              ----------        ----------         ----------

 Balance, October 31                                                        $(4,508,165)      $(4,802,335)       $(4,977,575)
                                                                           ============       ============       ============

    The accompanying notes are an integral part of these financial statements

                        Danzer Corporation and Subsidiary
                      Consolidated Statement of Operations

               For the Years Ended October 31, 1999, 1998 and 1997

                                                                          1999               1998                1997
                                                                          ----               ----                ----
 Net sales                                                               $ 6,579,607         $ 7,605,129        $ 8,762,518

 Cost of goods sold                                                        5,107,695           5,664,109          7,257,056
                                                                      --------------     ---------------     --------------
      Gross profit                                                         1,471,912           1,941,020          1,505,462

 Selling, general and administrative expenses                                993,495           1,550,205          1,731,530
                                                                      --------------     ---------------     --------------

      Income (loss) from operations                                          478,417             390,815          (226,068)

 Other income (expense)
      Interest expense                                                      (227,803)           (200,526)          (201,627)
      Interest income                                                         30,106               2,922                  -
      Other income (expense)                                                  13,450             (17,971)           104,532
                                                                      --------------     ---------------     --------------
        Total other income (expense)                                        (184,247)           (215,575)           (97,095)
                                                                      --------------     ---------------     --------------

 Net income (loss)                                                        $  294,170          $  175,240        $  (323,163)
                                                                          ==========         ===========        ============

 Basic earnings (loss) per share                                           $    0.02           $    0.01         $    (0.02)
                                                                          ==========         ===========        ============

 Shares used in computation of earnings per share                         16,753,670          15,774,693         13,601,270
                                                                          ==========         ===========        ============

    The accompanying notes are an integral part of these financial statements

                        Danzer Corporation and Subsidiary
                      Consolidated Statement of Cash Flows

               For the Years Ended October 31, 1999, 1998 and 1997

                                                                          1999               1998               1997
                                                                          ----               ----               ----
 Cash flows from operating activities:
      Net Income (loss)                                                    $  294,170         $  175,240       $  (323,163)
      Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
          Depreciation and amortization                                       305,983            255,792           194,988
          Provision for bad debts                                             (34,443)            44,160           305,387
      Gain on disposition of equipment                                              -            (17,578)                -
      Changes in operating assets and liabilities:
        Accounts receivable                                                   148,664            418,502          (288,918)
        Inventories                                                         (112,836)            181,127           128,769
        Prepaid expenses                                                     (34,934)            (38,239)           38,552
        Other assets, net                                                     72,273            (160,000)          (53,757)
        Accounts payable                                                    (267,854)           (201,007)         (477,353)
        Accrued salaries and wages                                            12,000              (6,311)           25,796
        Accrued expenses, other                                             (123,671)            (20,892)           97,576
                                                                        ------------         -----------        ----------
      Net cash provided by (used in) operating activities                    259,352             630,794          (352,123)


 Cash flows from investing activities:
      Purchase of property, plant and equipment                              (57,745)           (104,562)          (67,190)
      Proceeds from sale of equipment                                              -              94,000                 -
                                                                        ------------         -----------        ----------
 Net cash used in investing activities                                       (57,745)            (10,562)          (67,190)

 Cash flows from financing activities:
      Deferred financing costs                                               (10,000)                 -                  -
      Net borrowings (payments) on revolving loan                           (105,436)          (614,388)            63,624
      Proceeds from issuance of long-term debt                               150,000            150,000            800,000
      Payments of long-term debt                                            (236,171)          (224,777)          (425,386)
                                                                        ------------         -----------        ----------
 Net cash provided by (used in) financing activities                        (201,607)          (689,165)           438,238
                                                                        ------------         -----------        ----------
 Net increase (decrease) in cash                                                   -            (68,933)            18,925
 Cash, beginning of year                                                           -             68,933             50,008
                                                                        ------------         -----------        ----------
 Cash, end of year                                                          $      -           $      -         $   68,933
                                                                        ============         ===========        ==========

    The accompanying notes are an integral part of these financial statements

                        Danzer Corporation and Subsidiary
                Consolidated Statement of Cash Flows (Continued)
               For the Years Ended October 31, 1999, 1998 and 1997

 Supplemental disclosures of cash flows information:

 Cash paid for interest                                                   $  223,790         $  187,906         $  179,988
                                                                          ===========        ===========        ==========


 Non-cash financing activities:
    Conversion of convertible debt to common stock                        $        -           $      -         $  150,000
    Cancellation of treasury shares                                                -                  -             93,060
    Conversion of 10% and Series B Preferred Shares
      and related accrued dividends and Renaissance term
      note and related accrued interest to common stock                            -                  -            436,966
    Long-term debt incurred for the purchase of property,
      Plant and equipment                                                    (19,461)          (577,169)                 -
    Conversion of note payable and accrued interest to
      Renaissance to common stock                                            167,531                  -                  -
    Issuance of common stock as part of stock incentive
      Program                                                                  5,811                  -                  -

 Non-cash investing activities:
    Satisfaction of mortgage payable and culmination of
    Previous sale of related property held under
      Agreement of sale                                                            -                  -           (344,127)
    Purchase of property, plant and equipment via
      financing arrangements                                                  19,461            577,169                  -

 Non-cash operating activities:
     Conversion of account receivable to note receivable                       8,000                  -                  -



    The accompanying notes are an integral part of these financial statements

                        Danzer Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

Note 1.  Description of Business and Change of Name

Danzer Corporation (the "Company"), formerly named Global Environmental Corp., was incorporated on October 6, 1987. Effective August 1, 1988, the Company acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. ("Global Holdings"). On October 7, 1999, the Company changed its name from Global Environmental Corp. to Danzer Corporation.

Danzer Industries, Inc. ("DII"), a wholly-owned subsidiary of Global Holdings, fabricates metal parts and truck bodies for the service and utility markets. In 1997 and early 1998 DII also designed, manufactured and installed other types of fabricated metal products. DII's revenues represent virtually 100% of the Company's revenues and are generated throughout the Eastern and Midwestern United States. DII owns a manufacturing facility located in Hagerstown, Maryland.

In a strategic plan developed in 1997, the Company determined that its future was in the metal fabrication business as it related to the manufacture and distribution of truck bodies. A strategic direction was established that called for the phase out of all business that was not associated with truck bodies. That change in focus was completed on October 7, 1999 with the change in the Company's name from Global Environmental Corp. to Danzer Corporation.

Note 2.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements present the accounts of Danzer Corporation and its wholly-owned subsidiary. The entities are collectively referred to herein as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk

The Company maintains cash balances at a bank, which at various times throughout the year, exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company performs an ongoing credit evaluation of its customers' financial condition, and credit is extended to customers on an unsecured basis. Estimated credit losses are provided for currently through the allowance for doubtful accounts and actual credit losses are charged to the allowance when incurred.

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

The allowance for doubtful accounts is established through charges to earnings in the form of a charge to bad debt expense. Accounts that are determined to be uncollectible are charged against the allowance account. Management makes periodic assessments of the adequacy of the allowance that requires the Company to recognize additions or reductions to the allowance. It is reasonably possible that factors may change significantly and, therefore, affect management's determination of the allowance for doubtful accounts in the near term. The following schedule details the changes in the accounts receivable reserve account:


                                                                     1999            1998              1997
                                                                     ----            ----              ----
  Accounts receivable reserve, beginning                            $ 168,266       $  346,000      $   52,613
     Write-offs during the fiscal year                                (58,823)        (221,894)        (12,000)
     Provision estimate for uncollectible accounts                     35,600           44,160         305,387
     Adjustment of reserve                                            (70,043)               -               -
                                                                    ---------        ---------       ---------
  Accounts receivable reserve, ending                               $  75,000        $ 168,266       $ 346,000
                                                                    =========        =========       =========

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods include purchased materials, direct labor and allocated overhead. At October 31, 1999 and 1998 inventory is comprised of the following components:

                                                                            1999                 1998
                                                                            ----                 ----
       Raw materials, supplies and component parts                         $ 364,397             $ 411,288
       Work-in-process                                                        39,548                18,060
       Finished goods                                                        190,753                52,514
                                                                          ----------            ----------
                                                                           $ 594,698             $ 481,862
                                                                           =========             =========

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated on the straight-line method over the following estimated useful lives:

         Building and improvements                               10 to 30 years
         Equipment                                                3 to 20 years

Details of property, plant and equipment were as follows:

                                                                          1999                1998
                                                                          ----                ----
        Land                                                             $    25,797         $    25,797
        Building and improvements                                          1,440,527           1,440,527
        Equipment                                                          2,475,269           2,398,063
                                                                          ----------          ----------
                                                                           3,941,593           3,864,387
        Less accumulated depreciation                                     (2,277,521)         (2,022,874)
                                                                          ----------          ----------
          Property, plant and equipment, net                             $ 1,664,072        $  1,841,513
                                                                         ===========         ===========

Depreciation expense of property, plant and equipment for the years ended October 31, 1999, 1998 and 1997 included in continuing operations was $254,647, $244,452 and $194,988, respectively.

Intangible Assets

During 1999, DII completed the purchase of the rights to the Morrison line of truck bodies as more fully explained in Note 8. The purchase was recorded as an intangible asset included in Other, non-current, assets on the balance sheet. The Company is amortizing the rights using the straight line method over a 4-year period. Accumulated amortization at October 31, 1999 was $40,000.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards Number 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets. Management believes that no impairment of long-lived assets has occurred.

Major Customers

The following is a list of the Company's customers that represent 10% or more of consolidated net sales:

                                                                   1999              1998              1997
                                                                   ----              ----              ----
         Elevator manufacturer                                        0%               4%               13%
         Truck body manufacturer                                     63%              55%               41%

As of October 31, 1999 and 1998, the amounts due from the truck body manufacturer, which were collected subsequent to October 31, 1999 and 1998, were approximately $332,000 and $607,000, respectively.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", beginning the fourth quarter of 1998. All prior period earnings per common share were recomputed to conform to the provisions of SFAS 128. The recomputations did not result in any restatements of earnings per share previously reported.

Basic earnings per share amounts are computed based on net income (loss), reduced by dividends earned on preferred stock outstanding and divided by the weighted average number of shares outstanding. The weighted average number of shares used in the computation were approximately 16,754,000 in 1999, 15,775,000 in 1998, 13,601,000 in 1997.

Diluted earnings per share amounts are based on the weighted average number of shares calculated for basic earnings per share purposes increased by the number of shares that would be outstanding assuming exercise of outstanding stock options and warrants (Note 7). Since the exercise of outstanding stock options and warrants would be anti-dilutive and would result in a similar calculation as basic earnings per share, diluted earnings per share have not been presented.

Recently Issued Accounting Standards

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting and Reporting for Derivative Instruments." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement is required to be adopted for fiscal years beginning after June 15, 2000. The adoption of this Statement is not expected to have a material effect on the Company.

Note 3.  Financing Arrangements

During the first quarter of fiscal 1994, the Company entered into a Joint Venture agreement (the "Agreement") with Cadema Corporation ("Cadema"). The Agreement was capitalized by Cadema with $350,000 in cash and by the Company with $1,000 in cash. The Agreement's principal objective is to provide the partners with current income by contracting for the design and installation of air pollution control equipment in its name in all areas of the world outside the United States and its territories. The term of the Agreement expired December 31, 1998. Income or loss from the Agreement is allocated 51% to Cadema and 49% to the Company. The Agreement allows the Company, subject to certain conditions, to acquire Cadema's interest in the joint venture for 875,000 shares of the Company's common stock or $350,000 in cash or an amount equal to Cadema's capital account, whichever is greater, subject to certain antidilution provisions. The Agreement also allows for quarterly distributions of income and capital to the joint venture partners. The Company had borrowed approximately $350,000 from the joint venture as of October 31, 1998 (Note 5). Due to the strategic focus of the Company towards the fabrication and production of truck bodies and accessories, and not air pollution equipment, it is not anticipated that the Agreement will provide significant revenue or earnings for the Company in the future. In addition, management is presently negotiating with the other party to the Agreement with respect to payment by the Company of the loan due to the other party.

In September 1994, the Company completed a 10% Cumulative Convertible Senior Preferred Stock offering whereby 7,550 shares were issued. The Company realized $662,150 of net proceeds, after placement fees and expenses of approximately $93,000. The funds were used to expand the Company's Morrison product line and provide working capital for overall business activity. During 1996 and 1997, these shares and related accrued dividends were converted to common stock.

In March 1997, the Company received $150,000 from Renaissance Capital Group, Inc. ("Renaissance") in the form of convertible debt. During 1997, this debt was converted into 600,000 shares of common stock.

On August 1, 1997, DII borrowed $650,000 from a private company. A portion of the net proceeds of $603,000 was used to pay-off certain term debt ($174,000) owed to Fremont Financial Corporation ("Fremont"), with the remainder ($429,000) available for working capital purposes. The Company also entered into an agreement with Fremont redefining the method of determining the Company's borrowings from Fremont and extending the term of its agreement with Fremont (Notes 3 and 4).

In November 1997, the Company completed the sale of an operating division and its associated assets (inventory, property and equipment and customer lists) for proceeds of $413,000. The Company did not realize a significant gain or loss on this transaction. In addition, sales attributed to this division in fiscal 1997 approximated $2.6 million.

In December 1997, the Company received $150,000 from Renaissance in the form of a promissory note (the "Note"). The Note bears interest at 10% per annum and was payable at maturity (September 30, 1998) along with the principal balance. In April 1999, $150,000 of this Note and the related accrued interest was converted to approximately 1,675,000 shares of Company common stock.

Note 4.  Note Payable

Effective May 28, 1993, DII entered into a loan and security agreement (the "Agreement") with Fremont, comprised of a revolving credit facility (the "Facility") and an equipment term loan (the "Term Loan"). The Agreement was most recently amended on May 1, 1997, extending the term of the loan to January 31, 1999 and from year to year thereafter. In 1999, the due date of the loan was extended to January 31, 2000. The amount available under the Facility is based on a defined percentage of eligible accounts receivable and inventory. The Company had drawn $285,965 at October 31, 1999 and $391,401 at October 31, 1998. The maximum amount available under the Facility is $1,400,000. The Term Loan was repaid in full in 1997. Borrowings under the Agreement accrue interest at prime plus 3.5% (12.0% and11.5% at October 31, 1999 and 1998, respectively).

Under the terms of the Agreement, borrowings are collateralized by DII's accounts receivable, inventory and equipment and a junior lien on DII's real estate. The Agreement provides for certain restrictions including, but not limited to, the Company's ability to: a) sell, lease, transfer, exchange or otherwise dispose of any assets except in the ordinary course of business; b) enter into any merger, consolidation, or acquisition of any other business organization; c) guaranty or otherwise become in any way liable with respect to the obligations of any third party; or d) change its ownership by greater than 10%. The Agreement also restricts: payment of compensation and loans and advances to executives, officers, directors and certain others; capital expenditures to a specified level; and distributions to DII's Parent. For the year ended October 31, 1998, DII was in violation of certain covenants and received a waiver through November 1, 1999 for such non-compliance. Subsequent to October 31, 1999 the Company received notification from Fremont that the Agreement will not be extended at January 31, 2000, the Note 4. Note Payable (continued) expiration of the current term. DII has signed a commitment with a separate financing institution to refinance and consolidate the Fremont loan and other outstanding debt. Closing on the refinancing is expected in January 2000. In accordance with SFAS 6, "Classification of Short-Term Obligations Expected to be Refinanced," the short-term portions of the refinanced principal amounts have been classified as if the notes have been refinanced at October 31, 1999. The new lending agreement provides a $600,000 term loan and a revolving loan based on certain accounts receivable. The interest rate on the new agreement is the Prime Rate plus 2.25%. The term loan is due in monthly installments over 7 years.

Note 5.  Long-term Debt

At October 31, 1999 and 1998, consolidated long-term debt consists of the following:

                                                                                          1999                1998
                                                                                          ----                ----
Revolving note payable to Fremont Financial, due January 31, 2000 (see Note 4)           $285,965            $391,401

Note payable to joint  venture;  interest-free,  principal was due on December
31, 1998 (See Note 3)                                                                     345,000             345,000

Equipment loans payable;  monthly payments currently  aggregating $2,339 through
March 2004, including interest at 7.86% to 11.25%; collateralized by
certain equipment                                                                          84,443              82,335

Term loans payable to US Amada,  Ltd.;  monthly payments  currently  aggregating
$12,668 including interest at 10%; loans due January 2005; collateralized by
equipment                                                                                 505,002             589,034

Promissory note payable to Duncan-Smith  Co.,  Trustee in the original amount of
$650,000;  original note stated quarterly payments of $41,903 including interest at 11.0% through May 2002;  principal  payments were  suspended in 1999 due to a lack of cash availability; interest rate revised to 13.0% with varying principal payments; collateralized by Deed of Trust on land of DII; a
principal of Duncan-Smith is also a shareholder and director of the Company               450,370             507,379

Promissory note payable to Renaissance;  including  interest at 13%; principal
and accrued interest due in full on December 31, 1999                                      25,000                   -

Promissory note payable to Renaissance; unpaid principal of $150,000 and accrued interest of approximately $17,500 was converted into common stock in
April 1999                                                                                      -             150,000

Morrison  Liquidation  buyout of royalty  agreement (Note 8); entire principal
becomes due December 1999; interest rate on the buyout is 7.75%                            72,223                   -
                                                                                        ---------           ---------
                                                                                        1,768,003           2,065,149
Less: current portion of long-term debt                                                 (859,278)           (531,846)
                                                                                        ---------           ---------
         Total long-term debt                                                           $ 908,725          $1,533,303
                                                                                        =========          ==========

Maturities on long-term debt are as follows for the years ended October 31:

                  2000                                         $859,278
                  2001                                          205,796
                  2002                                          227,019
                  2003                                          237,023
                  2004                                          111,453

The President of the managing General Partner of Renaissance is also a Director of the Company. Interest expense incurred with respect to certain Renaissance convertible debt (Note 2) was approximately $15,000, $12,000 and $6,000 in 1999, 1998 and 1997, respectively.

A principal of Duncan-Smith Co. is also a shareholder in and Director of the Company. Interest expense incurred with respect to the $650,000 promissory note was approximately $61,000, $61,000 and $20,000 in 1999, 1998 and 1997.

Note 6.  Income Taxes

The Company files a consolidated income tax return for Federal tax purposes. The Company, Global Holdings and DII each file separate state income tax returns. The Company accounts for income taxes in compliance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the enacted tax rates and laws expected to be in effect when the taxes are actually paid or recovered.

Total income tax expense (benefit) from continuing operations amounted to $0 in each of 1999, 1998, and 1997 (effective tax rates of 0%, in each of the three years) compared to an income tax expense (benefit) of $100,000, $60,000, and ($110,000), respectively, computed by applying the statutory rate of 34.0% to income (loss) from continuing operations. These differences are accounted for as follows (in 000's, except percentages):

                                                                                               Percent of Pretax
                                                    1999            1998            1997             Income
                                                -------------- --------------- --------------- -------------------
Computed "expected" tax                                  $100             $60          ($110)                 34%
-----------------------------------------------
Decrease  in tax  due to  valuation  allowance
provided for deferred tax assets                        (100)             (60)           110                 (34%)
----------------------------------------------- -------------- --------------- --------------- -------------------
                                                         $ -              $ -            $ -                 0.0%
                                                ============== =============== =============== ===================

Deferred income tax assets (liabilities) result from differences in the recognition of revenues and expenses for income tax and financial reporting purposes.

The net deferred tax assets at October 31, 1999 and 1998 include the following:

                                                                            1999              1998
                                                                            ----              ----
      Deferred tax assets                                                   $1,494,000         $1,624,000
      Deferred tax liability                                                  (200,000)          (214,000)
      Valuation allowance for net deferred tax assets                       (1,294,000)        (1,410,000)
                                                                           -----------        -----------
                                                                               $     -             $    -
                                                                               =======             ======


The Company has recorded a valuation allowance for its entire net deferred tax asset at October 31, 1999 and 1998 since management believes that it is more likely than not that the deferred tax asset will not be fully realized.

The tax effect of major temporary differences that gave rise to the Company's net deferred tax assets at October 31, 1999 and 1998 are as follows:

                                                                       1999            1998
                                                                       ----            ----
         Net operating loss carryforwards                             $1,440,000       $1,534,000
         Allowance for doubtful accounts                                  30,000           67,000
         Accrued expenses                                                 24,000           23,000
         Depreciation                                                   (200,000)        (214,000)
                                                                    ------------      -----------
                  Net deferred tax asset                              $1,294,000       $1,410,000
                                                                      ==========       ==========


As of October 31, 1999, the Company has available Federal net operating loss carryforwards of approximately $3,600,000 that may be applied against future Federal taxable income. These carryforwards expire at various dates through fiscal 2019.

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

In April 1998, the Company granted 600,000 stock options, exercisable at $.10 per share, to its President. The options vest over two years and expire in April 2004. No options have been exercised as of October 31, 1999.

In September 1998, the Company adopted a qualified incentive stock option plan under Section 422 of the Internal Revenue Code. Options granted under the Plan will be granted at prices not less than fair value of the Company's stock at the date of grant, have a term not more than ten years and have other restrictions as determined by statute.

In September 1998, the Company granted a total of 604,500 stock options, exercisable at $.10 per share, to certain employees. The options expire November 2001. No options were exercised as of October 31, 1999. However, 75,000 options expired as result of a voluntary termination.

Compensation expense that would have been recorded with respect to stock options and warrants issued in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have been approximately $0 in 1999, $45,000 (less than $.01 per share) in 1998 and immaterial for 1997.

As of and for the year ended October 31, 1999, there were no stock options issued; 1,129,500 options were outstanding and 75,000 options terminated. As of October 31, 1998, there were 1,204,500 options issued and outstanding and 25,000 options were terminated. As of October 31, 1997, 25,000 options were outstanding but no options were granted or terminated. No options were exercised during 1999, 1998 or 1997.

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

In 1997, the Company converted $150,000 of convertible debt issued in 1997 and payable to Renaissance into 600,000 shares of common stock. In April 1999, the Company converted $150,000 of the Renaissance note payable (Notes 3 and 5) and related accrued interest into approximately 1,675,000 shares of Company common stock.

The Company issued warrants to purchase common stock to several parties. The following table summarizes the outstanding warrants for the year ended October 31, 1999 and 1998:

                                        Outstanding                             Warrants            Outstanding
                                         Warrants                          Expired in Fiscal         Warrants
                                     October 31, 1998     Exercise Price          Year           October 31, 1999
                                   ---------------------- ---------------- ------------------- ----------------------
Consulting agreement, effective                  100,000             $.50                   0                100,000
November 2, 1994, expiring                                     subject to
November 1, 1999                                               adjustment

Former President, upon                           200,000             $.50             200,000                      0
resignation in 1996, expiring in
August 1999
Financing agreement, effective                   650,000             $.25                   0                650,000
August 1997, expiring August 2002                              subject to
                                                               adjustment

Former President, upon                           100,000             $.25                   0                100,000
resignation in March 1998,                                     subject to
expiring in March 2001                                         adjustment


Note 8.  Commitments and Contingencies

The Company leases certain equipment under operating leases expiring at various times through July 2001. Rent expense was approximately $65,000, $85,000 and $86,000 for the years ended October 31, 1999, 1998 and 1997, respectively. The following is a schedule of future minimum rental payments under operating leases as of October 31, 1999:

                           2000                                 $21,000
                           2001                                  13,000

Certain of the Company's employees are currently represented by the United Brotherhood of Carpenters and Joiners of America, Local Union No. 340 whose contract is in effect to February 2003. The contract contains provisions that affect compensation to be paid to employees included in the Union.

During 1998, the Company implemented an incentive bonus plan (the "plan") for certain members of management. The plan provides for annual incentives calculated as a percentage of the individual employee's salary. The expense for 1999 and 1998 amounted to approximately $33,000 and $28,000, respectively.

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

Pension expense for the year ended December 31, 1998, was as follows:

         Benefits earned (service cost)                                         $  4,186
         Interest expense on projected benefit obligation                         25,706
         Actual return on Plan assets                                             (7,802)
         Other items                                                             (16,860)
                                                                                 --------
                  Total pension expense                                         $  5,230
                                                                                ========


A summary of the status of the Plan as of December 31, 1998 is as follows:

         Projected benefit obligation:
             Vested                                                            $(397,127)
             Non-vested                                                                -
                                                                        ----------------
                                                                                (397,127)

         Plan assets at fair value                                               359,816
                                                                              ----------
         Funded status                                                           (37,311)
         Unrecognized net actuarial loss                                         (36,587)
         Deferred transition gain                                                 55,396
                                                                              ----------
         Accrued pension cost                                                  $ (18,502)
                                                                               ==========


The Company also has a defined contribution 401(k) plan which permits voluntary employee contributions up to 15% of compensation and which provides Company matching contributions of 25% to 50% of employee contributions not to exceed 6% of employee compensation. 401(k) plan expense for each of the years ended October 31, 1999, 1998 and 1997 was approximately $7,000, $6,000 and $8,000, respectively

On August 25, 1993, the Company entered into a royalty agreement structured as an asset sale and purchase agreement (the "Agreement") with Morrison Industries, L.P., DIP, a Delaware Limited Partnership, (the "Seller"), to buy certain "Intangible" and "Tangible" assets of the Seller, as defined. In consideration of the sale, the Company was required to pay monthly to the Seller, 5% of "Qualified Revenues" as defined, during years 1 through 5 of the Agreement and 2 1/2% of Qualified Revenues, up to $2,000,000 and 5% of Qualified Revenues in excess of $2,000,000 during years 6 through 10 of the Agreement. In addition, the Agreement stipulated certain annual and quarterly minimum sales levels and requires the Seller to enter into a non-compete agreement indefinitely. During 1998, the Company entered into an agreement to buyout the remaining obligations of the original agreement. This buyout agreement releases the Company from the payment of any future royalties and other requirements. The Company is required to pay $200,000 in consideration for the buyout, to be paid $50,000 in March 1999, monthly installments of $11,111 from April 1999 through November 1999 and the remaining unpaid balance in December 1999. The $200,000 payable at October 31, 1998 is included in "accrued expenses, other" in the accompanying consolidated balance sheet. The $200,000 will be amortized over the remaining five years of the original agreement through 2003. At October 31, 1999, the $120,000 unamortized portion is included in "other assets" in the accompanying balance sheets. Royalty expense for 1999, 1998 and 1997 was $40,000 $54,000 and $100,000, respectively.

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

The Company has updated its accounting software and operating system with software and systems that are represented to be "Year 2000" compliant. The Company analyzed its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost related to achieving "Year 2000" compliance. Management believes, based on its available information, that it will be able to manage its total "Year 2000" transition without any material adverse effects on its business operations or financial condition. Through the date of this report, the Company has not experienced any significant system problems related to "Year 2000."

Note 9.  Related Parties

During 1999 and 1998, the Company paid a total of $39,000 and $54,000, respectively, in management fees to two companies, principals of which are Directors of the Company.

Note 10.  Material End of Year Adjustments

Operating results in the fourth quarter of fiscal year 1999 include material end of year adjustments that result in $(5,127) of Selling, General and Administrative expenses in the fourth quarter. The significant changes causing the material adjustment include Management's assessment of the collectibility of accounts receivable in relation to the recorded allowance, revisions of certain estimates related to legal fees and other costs and adjustments of recorded balances based on more complete information.

Note 11.  Parent Company Financial Statements

The financial statements of the Parent Company (Danzer Corporation) include assets comprised of investments in and advances to subsidiaries. All of the Company's common and preferred stock and certain amounts of long-term debt and accrued expenses are also recorded on the

Company's balance sheet. Substantially all of the Company's equity relates to its investment in its subsidiary.

The Company's only significant source of revenue and cash available to pay interest and principal on debt and corporate overhead results from management fees charged to its subsidiary. Such management fees are limited due to the lack of profitability and positive cash flow of its subsidiary as well as certain restrictions on the ability of its subsidiary to pay distributions or dividends to the Company. Therefore, available cash to pay interest and principal on debt and/or dividends on common stock is severely constrained.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DANZER CORP.

                                    By:     /s/ M. E. Williams
                                            ------------------
                                            M. E. Williams
                                            President, Chief Executive Officer
                                            and Director

February 14, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 14, 2000
                                    By:     /s/ Terry Moore
                                            -----------------------------------
                                            Terry Moore
                                            Chief Financial Officer

February 14, 2000
                                    By:     /s/ Goodhue Smith
                                            -----------------------------------
                                            Goodhue Smith, Director

February 14, 2000
                                    By:     /s/ Russell G. Cleveland
                                            -----------------------------------
                                            Russell G. Cleveland, Director

February 14, 2000
                                    By:     /s/  Stephen C. Davis
                                            -----------------------------------
                                            Stephen C. Davis, Director