Form 10-Q
period 2000-01-31
DANZER CORP
filed 2000-03-17
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2000

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

                                                              Outstanding at
                  Common Stock                                January 31, 2000

                  $.0001 par value                            17,588,348 shares

                        DANZER CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                      PAGE(s)
                                                                      ------

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

Review by Independent Accountants                                       3

Consolidated Balance Sheets -
January 31, 2000 and October 31, 1999.                                  4

Consolidated Statements of Operations -
Three Months Ended
January 31, 2000 and 1999                                               5

Consolidated Statements of Cash Flows -
Three Months Ended January 31,
2000 and 1999                                                           6

Notes to Consolidated Financial Statements                              8

Management's Discussion and Analysis of
Financial Condition and Results of Operations                          10


PART II - OTHER INFORMATION:                                           12

                        Review by Independent Accountants

The consolidated statement of financial position as of January 31, 2000, the consolidated statements of operations for the three-month period ended January 31, 2000 and 1999, and the consolidated statements of cash flows for the three-month period ended January 31, 2000 and 1999, have been reviewed by the registrant's independent accountants, Linton, Shafer & Company, P.A., whose report covering their review of the financial statements follows.

                         Independent Accountants' Report

Board of Directors
Danzer Corporation

We have reviewed the accompanying condensed consolidated balance sheets of Danzer Corporation and Subsidiary as of January 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended January 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of the Company as of October 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 13, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of October 31, 1999, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Linton, Shafer & Company, P.A.

March 14, 2000
Frederick, Maryland

                        DANZER CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                     JANUARY 31,       OCTOBER 31,
                                                                        2000              1999
                                                                  ----------------  ----------------
                                                                    ( Unaudited )     ( Audited )
CURRENT ASSETS
   Cash and cash equivalents                                       $     -0-           $     -0-
   Accounts receivable, less allowance for doubtful
        accounts of $80,538 and $75,000 respectively                   749,478             828,812
   Inventories                                                         861,523             594,698
   Prepaid expenses and other                                           22,476              52,240
                                                                   ------------       ------------
                    Total current assets                            $1,633,477          $1,475,750
                                                                   ------------       ------------

PROPERTY, PLANT AND EQUIPMENT                                        3,970,300           3,941,593
   Less - accumulated depreciation and amortization               (  2,340,771 )      (  2,277,521 )
                                                                   ------------       ------------
                    Total property, plant and equipment, net         1,629,529           1,664,072
                                                                   ------------       ------------

OTHER ASSETS
    Other, net                                                          89,563            41,170
    Morrison License                                                   110,004           120,004
                                                                       -------           -------
                    Other Total Assets                                 199,567           161,174

TOTAL ASSETS                                                       $ 3,462,573     $   3,300,996
                                                                   ===========     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                              $   584,044       $   859,278
    Accounts payable                                                   580,233           390,903
    Accrued salaries and wages                                          84,884           173,481
    Accrued expenses, other                                            273,266           254,042
                                                                   -----------           -------
                    Total current liabilities                        1,522,427         1,677,704

LONG-TERM DEBT, net of current portion                               1,371,946           908,725
                                                                     ---------         ---------

STOCKHOLDERS' EQUITY (DEFICIENCY)                                      568,200           714,567
                                                                   -----------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                          $ 3,462,573       $ 3,300,996
                                                                   ===========       ===========







                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        DANZER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED

                                                 THREE MONTHS ENDED JANUARY 31,
                                                 ------------------------------
                                                     2000              1999
                                                 -------------     ------------


NET SALES                                        $  1,202,726      $1,678,451

COST OF GOODS SOLD                                  1,011,900       1,223,109
                                                 -------------      ---------

         GROSS PROFIT                                 190,826         455,342
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                      305,304         348,328
                                                 -------------     ----------

         GAIN (LOSS) OPERATIONS                  $   (114,478)     $  107,014
                                                 -------------     ----------

INTEREST EXPENSE, NET                                  40,225          53,628

OTHER  (INCOME) Expense                              (  8,336 )      ( 20,754 )
                                                 -------------     ----------


NET  GAIN (LOSS)                                 $   (146,368)    $    74,140
                                                 =============    ===========

PER COMMON SHARE DATA:

GAIN (LOSS) PER SHARE                            $      ( .00)    $      .00
                                                 =============    ==========


WEIGHTED AVERAGE SHARES OUTSTANDING                17,588,348     15,870,272
                                                 ============     ==========



















                  The accompanying notes are an integral part
                    of the consolidated financial statements

                        DANZER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                                THREE MONTHS ENDED JANUARY 31,
                                                                                --------------------------------
                                                                                     2000                1999
                                                                                -------------       ------------

OPERATING ACTIVITIES:
         Net (Loss) income                                                      $ ( 146,368 )       $   74,140
         Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization                                      75,750             71,400
                  Write-off of deferred financing fees                                  -0-                -0-
                  Net (increase) decrease in non-cash current assets:
                           Accounts receivable                                       73,796            413,300
                           Inventories                                          (   266,825 )      (    27,710 )
                           Prepaid expenses and other                                15,362        (     1,300 )
                           Provision for bad debt                                     5,538             12,600
                  Net increase (decrease) in non-debt current liabilities:

                           Accounts payable                                         189,331        (   321,070 )
                           Accrued commissions, salaries and wages             (     74,633 )      (     1,051 )
                           Accrued expenses, other                                    5,261             95,527
                  (Increase) decrease in other assets, net                       (   10,491)            12,834
                                                                                     ------             ------
                           Net cash provided by (used in) operating activities    ( 133,279 )          358,032
                                                                               ------------          ---------

INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                                 ( 28,707 )       (   15,872 )
         Proceeds from sale of equipment                                                -0-                -0-
                                                                               ------------          ---------
                  Net cash used in investing activities                            ( 28,707 )       (   15,872 )

FINANCING ACTIVITIES:
         Deferred financing costs                                              (     26,000 )
         Net borrowings (repayments) under revolving loan agreement                 140,696          ( 290,499 )
         Payments of long-term debt                                             (   552,710 )       (   51,661 )
         Proceeds from issuance of long term debt                                   600,000                -0-
                                                                               ------------       ------------

                  Net cash provided by (used in) financing activities               161,986         (  342,160  )
                                                                               ------------            -------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                             -0-                -0-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          -0-                -0-
                                                                       --------------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       -0-         $      -0-
                                                                       ====================         ==========








                  The accompanying notes are an integral part
                    of the consolidated financial statements

                        DANZER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                        THREE MONTHS ENDED JANUARY 31,
                                                       -------------------------------
                                                           2000                1999
                                                       ------------        -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
     Cash paid for -
             Interest                                  $     40,225        $    53,628
                                                       ============        ===========
             Income taxes                              $       -0-         $       -0-
                                                       ============        ===========


































                  The accompanying notes are an integral part
                    of the consolidated financial statements

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000



PART I.

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Description of Business

     Danzer Corporation (the "Company") was incorporated on October 6, 1987. Effective August 1, 1988, Danzer Corporation acquired all of the issued and outstanding common shares of Global. Environmental Holdings, Inc. ("Global Holdings"). Danzer Industries, Inc. ("Danzer"), a wholly owned subsidiary of Danzer Corp., is principally engaged in the design, manufacture of truck bodies. Danzer's revenues represent approximately 100% of the Company's revenues and are generated throughout the United States.

     The accompanying consolidated financial statements present the accounts of Danzer Corporation and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. The Company is on an October 31, fiscal year. The Company has filed all required filings for its year ending October 31, 1999. In connection with reviewing this document, the reader should read the audit and accompanying footnotes set forth in the Company's 10-K for the fiscal year ended October 31, 1999. The figures as of January 31, 2000 and January 31, 1999 are unaudited.

     The Company uses the equity method of accounting for a 49% owned interest in a joint venture. The original investment is recorded at cost, adjusted for the Company's share of undistributed earnings or losses. The operations of the joint venture are presently immaterial.

Inventories

Inventories are stated at the lower of cost (first in, first - out) or market and are comprised of the following components:

                             January 31,            October 31,
                                2000                   1999

Raw materials                    468,971              364,397
Work-in-process                  177,319               39,548
Finished goods                   215,233              190,753
                                 -------              -------
                                 861,523              594,698


Work-in-process and finished goods include purchased materials, direct labor and allocated overhead.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Major Customers

The following is a list of the Company's customers, which represent 10% or more of consolidated net sales (from continuing operations):

                                TOTAL PERCENTAGE OF NET SALES

                                January 31       YEAR ENDED OCTOBER 31
                                                 ----------------------
                                   2000          1999     1998   1997     1996
                                   ----          ----     ----   ----     ----
Elevator Manufacturer               -0-           -0-       4%    13%      10%


Truck Body Manufacturer             48 %          63%      55%    41%      29%



The Company's decision to exit the manufacturing of elevator parts and focus exclusively on the manufacturing of truck bodies resulted in the loss of revenues from sales of this division.

NOTE  2.   FINANCING ARRANGEMENTS


         On January 21, 2000 Danzer closed on a financing arrangements with Banc of America Commercial Finance Corporation ("BACFC). As part of this financing arrangements, BACFC extended a $600,000 term loan secured by its land and building with terms of the loan calling for monthly installments due over 7 years with interest calculated at BACFC's prime rate plus 2.25%. Additionally BACFC is providing a revolving line of credit up to $1.15 million secured by accounts receivable and inventory. BACFS and Danzer have agreed upon advance rates, annual fees, audit fees, covenants and other terms customary with this type of financing. Danzer used proceeds from these loans to repay certain indebtedness.

         To provide additional availability under the BACFC revolving loan, Danzer entered into an agreement with Duncan-Smith Investments, Inc. (Duncan-Smith) whereby Duncan-Smith pledged a $150,000 certificate of deposit to provide additional availability to Danzer. Under terms of this agreement Danzer paid Duncan-Smith an origination fee of $7,500 and on a quarterly basis will pay a fee to Duncan-Smith if the Company utilizes this excess availability. Goodhue
W. Smith is a principal in Duncan-Smith and is Chairman of the Board of the Company.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000


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

Results of Operations

Three Months Ended January 31, 2000 vs. January 31, 1999

         For the quarter ended January 31, 2000 the Company reported sales of $1,202,726 versus sales of $1,678,451 for the quarter ended January 31, 1999. This decline of $475,725 was the result of a $682,981 decline in OEM truck body sales offset by $207,255 increase in Morrison Service bodies sales. OEM sales declined because of the completions of the contract in mid November versus mid January of the prior year contract. The new contract has been received earlier this year and shipments began in mid January versus mid May of the prior year. This will improve the second quarter revenue over the same quarter in fiscal 1999. Morrison sales increased due to continued market growth plus improving market penetration. In relationship to the plan, the revenues were off because of a lost day of production due to weather conditions at its manufacturing plant plus certain sales, which were not shipped because of credit holds placed on certain of its customers.

         Gross profit for the quarter ending January 31,2000 was $190,826 representing a drop of $246,516 from the $455,342 gross profit realized in the quarter ending January 31, 1999. This decline in gross profits was a result of a product mix change to higher Morrison sales than OEM sales plus heavier Morrison discounting and higher product costs due to labor inefficiencies in the plant. Danzer has not been discounting as much and has announced a modest price increase on all shipments after March 31, 2000.

         The Company's selling general and administrative expenses declined $43,025 to $305,303 in the January 31,2000 quarter versus $348,328 in the January 31, 1999 quarter. The primary reasons for this decline are Administrative expenses are down $56,000 due to lower management fees, lower bad debt expense, lower accounting fees, lower salaries, and lower misc. exp. Management fees are lower due to the expiration of the Snyder Capital agreement. Bad Debt expense is lower due to the improving credit approval process and collection methods. Lower accounting fees are the result of a change in CPA firms. Salaries are lower due to reduced headcount. Higher selling expenses offset these savings. Selling salaries were unfavorable because of higher Morrison revenues and changes the Company made to the commission plan. Advertising expense is also higher due to a planned process to update Morrison literature.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000


Three Months Ended January 31, 1999 vs. January 31, 1998

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

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000


Liquidity and Capital Resources

         Cash flow from operations decreased in fiscal quarter January 31, 2000 to a negative $159,279 versus a positive $358,032 in fiscal quarter January 31, 1999. This reduction was the result of the operating loss, lower accounts receivable, lower accrued expenses and higher inventories offset by higher accounts payable The lower accounts receivable balance was due to lower quarter sales and improved collections. Accrued expenses were lower due to larger legal and accounting fees plus the Morrison buyout agreement was in the prior year's expenses. Higher inventories were required to support the higher backlog of Morrison products plus the earlier production of OEM sales than prior year. Higher payables were the result of higher purchases and continued improvements made in the managing of the payments.

         During the three-month period ending January 31, 2000 the Company increased its working capital position. At the end of the October 31, 1999, the Company had a deficiency of $201,954. Working capital has increased to a positive $111,050 at January 31, 2000. The primary reasons for the change were an increase in current assets generated by an increase in inventory and a decrease in current liabilities generated from lower current portion of long-term debt and accrued salaries.

         Investing activities utilized $28,707 in cash for fiscal quarter January 31, 2000. Capital expenditures were made to purchase a new air compressor due to the failure and expense to repair the old air compressor.

         Effective January 21, 2000, the Company and Banc of America Commercial Finance Corporation ("BOACFC") entered into a loan agreement whereby BOACFC agreed to lend the Company $600,000 pursuant to a 7 year term loan and arrange a $1.15 million working capital credit facility (the "BOACFC Loan"). Upon closing, the BOACFC Loan replaced the Company's facility with Finova and paid off the Duncan Smith Company Note in full. The note with Renaissance remains outstanding and is in default. Renaissance has waived its rights to utilize default remedies on a limited basis through February 29, 2000, and Management intends to repay the Renaissance indebtedness in full using the proceeds of the BOACFC Loan.

         In light of the Company's backlog at January 31, 2000, its projected cash flow from operations, the market for the Company's products, its reliance on a single customer for over 60% of its sales, and the amount of debt on the balance sheet, it is anticipated that the Company may need increased sales, an increase in its profit margin and/or an infusion of capital in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 2000, will be dependent upon the success of the Company's efforts to increase sales volume and attain profitability on new product lines.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000


PART II OTHER INFORMATION

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DANZER CORPORATION

                                            (Registrant)

Date:    March _____,2000                   /S/ Terry Moore
                                            ------------------------------
                                            Terry Moore, Chief Financial Officer