Form 10-Q
period 2000-04-30
DANZER CORP
filed 2000-06-14
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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

                           YES  _X__                          NO ____
                              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at

                  Common Stock                                April 30, 2000

                  $.0001 par value                            17,738,348 shares

                        DANZER CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                        PAGE(s)
                                                                        ------

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

        Review by Independent accountants                                 3
        Consolidated Balance Sheets - April 30, 2000
           and October 31, 1999.                                          4

        Consolidated Statements of Operations -                           5
           Three Months and Six
           Months Ended April 30, 2000 and 1999

        Consolidated Statements of Cash Flows -                           6
           Three Months Ended April 30,
           2000 and 1999

        Notes to Consolidated Financial Statements                        8

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10


PART II - OTHER INFORMATION:                                             13

                        Review by Independent Accountants

The consolidated statement of financial position as of April 30, 2000, the consolidated statements of operations for the three-month and six-month periods ended April 30, 2000 and 1999, and the consolidated statements of cash flows for the six-month period ended April 30, 2000 and 1999, have been reviewed by the registrant's independent accountants, Linton, Shafer & Company, P.A., whose report covering their review of the financial statements follows.

                         Independent Accountants' Report

Board of Directors
Danzer Corporation

We have reviewed the accompanying condensed consolidated balance sheets of Danzer Corporation and Subsidiary as of April 30, 2000, and the related condensed consolidated statement of operations for the three-month and six-month periods ended April 30, 2000 and the consolidated statement of cash flows for the six-month period ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

/s/ Linton, Shafer & Company, P.A.

May 19, 2000
Frederick, Maryland

                        DANZER CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                           APRIL 30,         OCTOBER 31,
                                                                                              2000              1999
                                                                                        ----------------  --------------------
                                                                                        ( Unaudited )         ( Audited )
CURRENT ASSETS
         Cash and cash equivalents                                                      $   96,260               -0-
         Accounts receivable, less allowance for doubtful
          accounts of $82,723 and $75,000 respectively                                   1,231,875             828,812
         Inventories                                                                       744,494             594,698
         Prepaid expenses and other                                                         26,121              52,240
                                                                                        ----------              ------
                                    Total current assets                                 2,098,750           1,475,750
                                                                                        ----------           ---------


PROPERTY, PLANT AND EQUIPMENT                                                            4,021,406           3,941,593
         Less - accumulated depreciation and amortization                              ( 2,404,021 )       ( 2,277,521 )
                        Total property, plant and equipment, net                         1,617,385           1,644,072
                                                                                         ---------           ---------


OTHER ASSETS

         Other, net                                                                         87,944             41,170
         Morrison License                                                                  100,004            120,004
                                                                                         ---------            -------
                           Other Total Assets                                              187,948            161,174


TOTAL ASSETS                                                                           $ 3,904,083        $ 3,300,996
                                                                                       ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Current portion of long-term debt                                              $ 578,372       $     859,278
         Accounts payable                                                                 650,335             390,903
         Accrued salaries and wages                                                       165,689             173,481
         Accrued expenses, other                                                          232,135             254,042
                                                                                        ----------            -------
                  Total current liabilities                                             1,626,531           1,677,704

LONG-TERM DEBT, net of current portion                                                  1,619,819             908,725
                                                                                        ---------           ---------

STOCKHOLDERS' EQUITY                                                                      657,733             714,567

         TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                    $ 3,904,083         $ 3,300,996
                                                                                 ================         ===========

                        DANZER COPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED

                                        THREE MONTHS ENDED APRIL 30,                            SIX MONTHS ENDED APRIL 30,
                                    ----------------------------------                  ------------------------------------------
                                         2000              1999                               2000                       1999
                                    --------------   ------------------                 ------------------         ---------------
NET SALES                              $ 2,284,021         $ 987,857                       $ 3,486,747               $ 2,666,308

COST OF GOODS SOLD                      1, 807,279           841,193                         2,819,179                 2,064,302
                                        ----------         ---------                      ------------                 ---------

         GROSS PROFIT                      476,742           146,664                           667,568                   602,006
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES           350,640           318,998                           655,944                   667,326
                                    --------------          --------                          --------                 ---------

INCOME (LOSS) FROM OPERATIONS              126,102        (  172,334  )                         11,624                (   65,320  )
                                    --------------           -------                      ------------          ----------------

INTEREST EXPENSE, NET                 (     51,875   )    (   58,560  )                      (  92,100  )             (  112,188  )
OTHER INCOME  NET                            7,805            12,555                            16,141                    33,309
                                    --------------       -----------                      ------------                  --------


NET INCOME (LOSS)                           82,032        (  218,339  )                      (  64,335  )             (  144,199  )

PER COMMON SHARE DATA:

NET INCOME (LOSS) per SHARE            $       .00              . 01                       ( $     .00  )             ( $    .01  )
                                    ==============      ============                     =============              ============



WEIGHTED AVERAGE
 SHARES OUTSTANDING                     17,738,348        16,428,711                        17,738,348                16,149,492
                                       ===========        ==========                   ===============              ============

                        DANZER COPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                                  SIX  MONTHS ENDED APRIL 30,
                                                                                -------------------------------
                                                                                      2000             1999
                                                                                ---------------- --------------
OPERATING ACTIVITIES:
         Net (Loss) income                                                      ($ 64,335 )         ($ 144,199)
         Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization                                   161,150              142,800
                  Net (increase) decrease in non-cash current assets:
                           Accounts receivable                                  ( 403,063 )            424,699
                           Inventories                                          ( 149,796 )          ( 221,923 )
                           Prepaid expenses and other                              24,217               22,242
                           Provision for bad debt                                  11,423               25,200
                  Net increase (decrease) in non-debt current liabilities:

                           Accounts payable                                       249,269            ( 256,290 )
                           Accrued commissions, salaries and wages                  6,172               14,621
                           Accrued expenses, other                               ( 25,706 )             86,481
                  (Increase) decrease in other assets, net                         47,752               25,668
                                                                               ----------            ---------
                           Net cash provided by (used in) operating activities  ( 142,917 )            119,299
                                                                                ---------            ---------

INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                              (  79,814 )           ( 22,688 )
         Proceeds from sale of equipment                                            -0-                  -0-
                                                                                ---------          -----------
                  Net cash used in investing activities                         (  79,814  )          ( 22,688 )

FINANCING ACTIVITIES:
         Deferred Financing Fees                                                ( 72,624 )               -0-
         Net borrowings (repayments) under revolving loan agreement              437,276                10,551
         Payments of long-term debt                                            ( 645,661 )           ( 132,162 )
         Proceeds from issuance of long term debt                                600,000                25,000
                                                                              ----------           -----------

                  Net cash provided by (used in) financing activities            318,991              ( 96,611 )
                                                                                --------            ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                       96,260                 -0-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     -0-                   -0-
                                                                            ------------            ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $     96,260           $     -0-
                                                                            ============           ===========

                        DANZER COPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                                 SIX  MONTHS ENDED APRIL 30,
                                                                         -----------------------------------------
                                                                              2000                      1999
                                                                         ----------------        -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

                  Cash paid for -

                           Interest                                             $ 92,100              $   112,188
                                                                         ===============         =================

                           Income taxes                                         $      -              $         -
                                                                         ===============         =================

                        DANZER COPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 2000



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Description of Business

     Danzer Corporation (the "Company".) was incorporated on October 6, 1987. Effective August 1, 1998, Danzer Corporation acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. ("Global Holdings"), Danzer Industries, Inc. ("Danzer"), a wholly owned subsidiary of Danzer Corp., that is principally engaged in the design and manufacture of truck bodies. Danzer's revenues represent approximately 100% of the Company's revenues and are generated throughout the United States.

     The accompanying consolidated financial statements present the accounts of Danzer Corporation and its wholly owned subsidiary. The entities are collectively referred to herein as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation. The Company is on an October 31, fiscal year. The Company has filed all required filings for its year ending October 31,1999 and incorporates by reference those filings. The reader should read the audit and accompanying footnotes in conjunction with this document. The figures as of April 30, 2000 and April 30, 1999 are unaudited.

     The Company uses the equity method of accounting for a 49% owned interest in a joint venture. The original investment is recorded at cost, adjusted for the Company's share of undistributed earnings or losses. The operations of the joint venture are presently immaterial.

Inventories

Inventories are stated at the lower of cost (first in, first - out) or market and are comprised of the following components:

                              April 30,             October 31,
                                2000                   1999
                                -----                  ----
Raw materials            $     505,663        $          364,397
Work-in-process                 75,335                    39,548
Finished goods                 163,496                   190,753
                             ---------                 ---------
          Total          $     744,494        $          594,698


Work-in-process and finished goods include purchased materials, direct labor and allocated overhead.

                        DANZER COPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 2000



NOTE . BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Major Customers

The following is a list of the Company's customers that represent 10% or more of consolidated net sales (from continuing operations):

                                TOTAL PERCENTAGE OF NET SALES

                                                   YEAR ENDED OCTOBER 31
                                April 30     --------------------------------
                                2000         1999     1998     1997      1996
                                ----         ----     ----     ----      ----
Elevator Manufacturer            -0-          -0-       4%      13%       10%


Truck Body Manufacturer          54%          63%      55%      41%       29%



The Company's decision to exit the manufacturing of elevator parts and focus exclusively on the manufacturing of truck bodies resulted in the loss of revenues from sales of this division.

NOTE 2.    FINANCING ARRANGEMENTS


On January 21, 2000, Danzer closed on a financing arrangement with Banc of America Commercial Finance Corporation

("BACFC). As part of this financing arrangements, BACFC extended a $600,000 term loan secured by its land and building terms of the loan call for monthly installments due over 7 years with interest calculated at BACFC's prime rate plus 2.25%. Additionally BACFC is providing a revolving line of credit up to $1.15 million secured by accounts receivables and inventory. BACFS and Danzer have agreed upon advance rates, annual fees, audit fees covenants and other terms customary with this type of financing. Danzer used proceeds from these loans to repay certain indebtedness.

To provide additional availability under the BACFC revolving loan, Danzer extended into an agreement with Duncan-Smith Investments, Inc. (Duncan-Smith) whereby Duncan-Smith pledged a $150,000 certificate of deposit to provide additional availability to Danzer. Under terms of this agreement Danzer paid Duncan-Smith an organization fee of $7,500 and on a quarterly basis will pay a fee to Duncan-Smith if the Company utilizes this excess availability. Goodhue W. Smith is a principal in Duncan-Smith and is Chairman of the Board of the Company. Through April 30, 2000 the Company has made only limited use of this facility. At April 30, 2000 the Company had $ 116,000 of available under the line of credit exclusive of the Duncan-Smith amount.

                        DANZER COPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 2000

Note 3 Management's discussion and analysis of financial condition and Results of Operations

Results of Operations
Three Months

     For the quarter ended April 30, 2000 the Company reported sales of $2,284,021 versus sales of $987,857 for the quarter ended April 30, 1999. This 131.2% increase was primarily a result of an increase of $ 938,000 in shipments to its largest customer. Last year Danzer shipped only $ 360,000 to this customer in the quarter ending April 30, 2000.

     Gross profits for the quarter ending April 30, 2000 were $476,742 versus gross profits of $146,664 in the quarter ending April 30, 1999. The increase is primarily due to the increase in revenue that allowed the manufacturing costs to be spread over more units. The gross profit margin for the three months ending April 30, 2000 was 20.9%. Even with this improvement, management of Danzer believes this gross profit margin to be below acceptable levels and is reviewing all aspects of the manufacturing cycle to identify potential savings.

     Selling, general and administrative expenses for the quarter ending April 30, 2000 totaled $350,640 versus $318,998 for the quarter ending April 30, 1999. Of this $31,642 increase, $25,000 is attributable to higher selling expenses. A portion of this higher selling expense is a result of charges to the Company made to the commission plan for the Morrison product line. Travel and Entertainment expenses increased due to the President making numerous sales trips during the period. The Company also replaced the salesman in one of three territories causing a small amount of additional expense.

     Interest expense for the three months ending April 30, 2000 was $51,875 of $6,685 lower than for the comparable six months in 1999. This reduction is a result of a lower interest rate due to the change in lender that occurred January 2000. This trend is expected to continue for this fiscal year.

     For the quarter ending April 30, 2000 the Company earned $82,032 versus a $218,329 loss for the quarter ending April 30, 1999.

Six Months

     For the six months ended April 30, 2000 Danzer realized revenues of $3,486,747 versus $2,666,308 in revenues for the six months ending April 30, 1999. Of this $ 820,439 increase $ 290,000 were OEM sales and $ 530,000 were sales of the Morrison line. The Company implemented a small price increase for its Morrison line. The Company did not increase prices on its OEM service bodies but did begin manufacturing other items for OEM that contributed to overall revenues.

                        DANZER COPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 2000



Note 3 Management's discussion and analysis of financial condition and Results of Operations (Continued)

     While gross profits increased from $602,006 in the April 30, 1999 quarter to $667,568 in the April 30, 2000 quarter, the gross profit margins were lower 19.1% versus 22.6%. This decrease is attributed mostly to the change in the mix of products sold, higher Morrison. The Company also had a contractual labor rate increase in February 2000.

     Selling, general and administrative expenses for the April 30, 2000 quarter were $655,949 versus $667,326 in the quarter ending April 30, 1999. While this is a small decrease, there were changes in sales commission (an increase of $ 14,000 ), consulting fees (a decrease of $ 9,000 ) bad debt expense ( a decrease of $ 14,000 ), accounting expense ( a decrease of $ 12,000 ) along with other minor variations. Interest expense for the quarter ending April 30, 2000 was $20,088 lower than in the same quarter of the prior year with a total expense of $92,100.

     For the six months ending April 30, 2000 the Company reported a loss of $ 64,335 versus a loss of $144,199 in the quarter ending April 30, 1999.

Liquidity and Capital Resource

Cash flow from operations decreased in fiscal quarter April 30, 2000 to a negative $142,917 versus a positive $119,299 in fiscal quarter April 30, 1999. This reduction was the result of the operating loss, lower accounts receivable, lower accrued expenses and higher inventories offset by higher accounts payable The lower accounts receivable balance was due to lower quarter sales and improved collections. Accrued expenses were lower due to larger legal and accounting fees plus the Morrison buyout agreement was in the prior year's expenses. Higher inventories were required to support the higher backlog of Morrison products plus the earlier production of OEM sales than prior year. Higher payables were the result of higher purchases and continued improvements made in the managing of the payments.

During the three-month period ending April 30, 2000 the Company increased its working capital position. At the end of the October 31, 1999, the Company had a deficiency of $201,954. Working capital has increased to a positive $472,219 at April 30, 2000. The primary reasons for the change were an increase in current assets generated by an increase in accounts receivable plus inventory.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE SIX MONTHS ENDED APRIL 30

Note 3 Management's discussion and analysis of financial condition and Results of Operations (Continued)

Investing activities utilized $79,814 in cash for fiscal quarter April 30, 2000. Capital expenditures were made to purchase a new air compressor due to the failure and expense to repair the old air compressor. The Company invested in new CAD software.

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

In light of the Company's backlog at April 30, 2000, its projected cash flow from operations, the market for the Company's products, its reliance on a single customer for over 50% of its sales, and the amount of debt on the balance sheet, it is anticipated that the Company may need increased sales, an increase in its profit margin and/or an infusion of capital in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 2000, will be dependent upon the success of the Company's efforts to increase sales volume and attain profitability on new product lines.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE SIX MONTHS ENDED APRIL 30


PART II OTHER INFORMATION

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DAZNER CORPORATION

                                  (Registrant)

Date:    June 13,2000        /S/  Terry Moore

                                  ------------------------------
                                  Terry Moore, Chief Financial Officer