Form 10-Q
period 2000-07-31
DANZER CORP
filed 2000-09-14
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

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

             YES  X                             NO ____
                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
       Common Stock                                July 31, 2000

       $.0001 par value                            17,738,348 shares

                        DANZER CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                         PAGE(s)
                                                                         ------

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets -July 31, 2000 and October 31, 1999.       3 - 4

   Consolidated Statements of Operations -
       Three Months and Nine Months Ended July 31,2000 and 1999               5
       Consolidated Statements of Cash Flows -
       Nine Months Ended July 31, 2000 and 1999                           6 - 7

   Notes to Consolidated Financial Statements                             8 - 10

   Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    10 - 11


PART II - OTHER INFORMATION                                                   12

                        DANZER CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      JULY 31,               OCTOBER 31,
                                                                                      2000                      1999
                                                                                   --------------         ---------------
                                                                                    (Unaudited)               (Audited)
CURRENT ASSETS

         Cash and cash equivalents                                                  $     35,199            $          0
         Accounts receivable, less allowance for doubtful
         accounts of $125,000 and $75,000 respectively                                 1,200,659                 828,812
         Inventories                                                                     871,704                 594,698
         Prepaid expenses and other                                                       38,628                  52,240
                                                                                    -------------         ---------------

                                    Total current assets                               2,146,190               1,475,750
                                                                                      ----------             ------------


PROPERTY, PLANT AND EQUIPMENT
         Land                                                                             25,797                  25,797
         Building and improvements                                                     1,440,527               1,440,527
         Equipment                                                                     2,567,500               2,475,269
                                                                                     -----------               ----------
                                                                                       4,033,824               3,941,593
         Less - accumulated depreciation and amortization                            ( 2,467,270 )           ( 2,277,521 )
                                                                                       ---------              -----------

                           Total property, plant and equipment, net                    1,566,554               1,664,072
                                                                                      ----------             ------------

OTHER ASSETS
         Morrison License                                                                 90,004                 120,004
         Other, net                                                                       64,947                  41,170
                                                                                      ----------               ---------
        Total Other Assets                                                               154,951                 161,174

 TOTAL ASSETS                                                                        $ 3,867,695             $ 3,300,996
                                                                                     ===========             ===========

                        DANZER CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                            JULY 31,                 OCTOBER 31,
                                                                                              2000                       1999
                                                                                        ------------------         -----------------
                                                                                          ( Unaudited )              ( Audited )
CURRENT LIABILITIES
         Current portion of long-term debt                                              $   577,071                $   859,278
         Accounts payable                                                                   596,021                    390,903
         Accrued salaries and wages                                                         334,414                    173,481
         Accrued expenses, other                                                            136,711                    254,042
                                                                                        ------------               ------------

                  Total current liabilities                                               1,644,217                  1,677,704

LONG-TERM DEBT, net of current portion                                                    1,452,074                    908,725
                                                                                         -----------                -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Common stock, par value $.0001 per share;
        20,000,000 shares authorized; 15,214,693 and 17,738,348
        shares issued in 1999 and 2000 respectively                                           1,776                      1,761
        Additional paid-in capital                                                        5,232,341                  5,220,971
        Deficit                                                                         ( 4,508,164 )              ( 4,508,165 )
        Retained Earnings Current                                                            45,451                      -0-
                                                                                           ---------               ---------------
        Total Stockholders' Equity                                                          771,404                    714,567
                                                                                          ----------               -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 3,867,695                $ 3,300,996
                                                                                         ===========               ===========

                        DANZER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED

                                                   THREE MONTHS ENDED JULY 31,                      NINE MONTHS ENDED JULY 31,
                                            ---------------------------------------              ---------------------------------
                                                2000                        1999                    2000                  1999
                                            -----------                 -----------              -----------           -----------


NET SALES                                   $ 2,272,679                 $ 1,928,660              $ 5,759,426           $ 4,594,968

COST OF GOODS SOLD                            1,782,995                   1,470,741                4,602,174             3,535,048
                                            -----------                 -----------              -----------            -----------

       GROSS PROFIT                             489,683                     457,919                1,157,251             1,059,925
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                         415,454                     320,595                1,071,398               987,921
                                             ----------               -------------                ---------            -----------

INCOME FROM OPERATIONS                           74,229                     137,324                   85,853                72,044
                                             ----------                   ---------              -----------           ------------

INTEREST EXPENSE, NET                          ( 56,262 )                  ( 65,409 )              ( 148,362 )           ( 177,597 )
OTHER INCOME                                     91,819                      13,940                  107,960                47,251
                                            -----------                ------------              -----------            -----------

INCOME (LOSS)                                   109,786                      85,857                   45,451             (  58,342 )
                                             ----------                 -----------               ----------            -----------


PER COMMON SHARE DATA:

     NET INCOME  (LOSS)                    $        .01                 $       .01                $     .00           ($      .00 )
                                         ==============               =============               ==========         ===============


WEIGHTED AVERAGE
SHARES OUTSTANDING                           17,738,348                  15,214,693               17,738,348            15,214,693
                                          =============                 ===========               ===========          ===========

                        DANZER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 NINE MONTHS ENDED JULY 31,
                                                                                        --------------------------------------------
                                                                                              2000                       1999
                                                                                        -----------------          -----------------

OPERATING ACTIVITIES:
         Net (Loss) Income                                                              $     45,451                ( 58,342 )
                  Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization                                              268,596                 214,200
                  Non Cash Stock Options                                                      11,386                   -0-
                  Net (increase) decrease in non-cash current assets:
                  Accounts receivable                                                      ( 421,847 )             ( 124,667 )
                  Inventories                                                              ( 277,006 )             ( 227,621 )
                  Prepaid expenses and other                                                  13,612                  36,755
                  Provision for bad debt                                                      50,000                  35,600
                  Net increase (decrease) in non-debt current liabilities:
                  Accounts payable                                                           205,118               ( 181,786 )
                  Accrued salaries and wages                                                 160,933                  27,578
                  Accrued expenses, other                                                  ( 117,331 )               154,811
                  (Increase)decrease in other assets, net                                                             38,502

                           Net cash provided by (used in) operating activities             (  61,088 )              ( 85,000 )
                                                                                                                      ------
INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                                          ( 92,232 )              ( 36,664 )
         Proceeds from sale of equipment                                                       -0-                     -0-
                                                                                         -----------------          ----------------
                  Net cash used in investing activities                                     ( 92,232 )              ( 36,664 )

FINANCING ACTIVITIES:
         Deferred Financing Fees                                                            ( 72,624 )                 -0-
         Net borrowings (repayments) under revolving loan agreement                          326,115                 290,750
         Proceeds from long - term debt financing                                            600,000                  25,000
         Payments of long-term debt                                                        ( 664,973 )             ( 194,086 )
                                                                                                                           -
                  Net cash provided by (used in) financing activities                        188,518               ( 121,644 )


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          35,199                   -0-

CASH AND CASH EQUIVALENTS BEGINNING                                                            -0-                     -0-
                                                                                         -----------------         ---------------

CASH AND CASH EQUIVALENTS ENDING                                                        $     35,199            $      -0-
                                                                                         =================         ===============

                        DANZER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 NINE MONTHS ENDED JULY 31,
                                                                                        --------------------------------------------
                                                                                              2000                       1999
                                                                                        ------------------      --------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

                  Cash paid for -

                           Interest                                                     $     148,362           $      151,070
                                                                                        ===============         ==============
                           Income taxes                                                 $           -           $            -
                                                                                        ====================    ====================

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 2000

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Description of Business

     DANZER CORPORATION (the "Company".) was incorporated on October 6, 1987. Effective August 1, 1988, DANZER CORPORATION acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. ("Global Holdings" ). Danzer Industries, Inc. ("Danzer"), a wholly-owned subsidiary of Global, is principally engaged in the design, manufacture of truck bodies Danzer's truck body revenues represent approximately 100% of the Company's revenues and are generated throughout the eastern and southern United States.

The accompanying consolidated financial statements present the accounts of DANZER CORPORATION and its wholly-owned subsidiary. The entities are collectively referred to herein as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. The Company is on an October 31, fiscal year. The Company has filed all required filing for its year ending October 31, 1999 and incorporates by reference those filings. The Company has also filed its 10-Q reports for the quarters ending January 31, 2000 and April 30, 2000. The reader should read the audit and accomparrying footnotes and 10-Q filings in conjunction with this document.

     The Company uses the equity method of accounting for a 49% owned interest in a joint venture. The original investment is recorded at cost, adjusted for the Company's share of undistributed earnings or losses. The operations of the joint venture are presently immaterial.

                                                                     .

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 2000



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


           Inventories

Inventories are stated at the lower of cost (first - in, first - out) or market and are comprised of the following components:

                             July 31,         October 31,
                               2000               1999
                               ----               ----
Raw materials                $585,143           $364,397
Work-in-process               114,271             39,548
Finished goods                172,290            190,753
                             --------           --------
                             $871,704           $594,698

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE NINE MONTHS ENDED JULY 31, 2000



NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Major Customers

   The following is a list of the Company's customers which represent 10% or more of consolidated net sales (from continuing operations):

                          TOTAL PERCENTAGE OF NET SALES

                                           OCTOBER 31             JULY 31, 2000
                               --------------------------------   -------------

                               1997         1998        1999
                               ----         ----        ----
Elevator Manufacturer           13%           4%          0%             0%
Truck Body Manufacturer         41%          55%         63%            52%





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

The Company's ability to increase sales depends on many factors not within the Company's control including planned capital expenditures by end users, general economic conditions and pricing policies by competitors. Additionally, the Company is dependent on sales to one purchaser that represent 52% of total sales in the nine month period ending July 31,2000. The Company's decision to focus exclusively on truck body sales also increases the risk of selling to only one industry segment.

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

Results of Operations

For the three months ended July 31, 2000 the Company reported sales of $2,272,679. This represented an increase of $344,019 over the three months ended July 31, 1999 when sales totaled $1,928,660. This represented a 17.8% sales increase. During this period gross profits increased $31,764 to $489,683 or 6.9%. The gross profit margin was 21.5% in the three month period ending July 31, 2000 versus 23.7% for the same period in 1999. This decline in the gross profit margin occurred due to increases in labor and material expense. The Company had a small increase in sales prices for the Morrison bodies but no increase in sales price for bodies sold to its largest customer. For the three months ended July 31, 2000 selling, general and administrative expenses increased $94,859 to $415,454. This increase was primarily caused by the Company's decision to increase its reserve for doubtful accounts by $75,000 during the quarter. Net interest expenses for the three month period ending July 31, 2000 was $56,262 or $9,147 lower than the $65,409 interest expense reported for the July 31, 1999 time period. This decrease resulted from a lower rate of interest being charged by its' current lender. Other income was favorably impacted by $75,000 from collection of a note which had previously been fully reserved as uncollectable. Income from operations for the three month period ending July 31, 2000 was $109,786, a 27.9% increase over the $85,857 in earnings reported for the July 31, 1999 period.

For the nine month period ending July 31, 2000 the Company reported sales of $5,759,426. This was an increase from the nine months figures for July 31, 1999 of $4,594,968. The primary reason for this increase was an increase in purchases by its Morrison dealer network during the third quarter of the company's current fiscal year. Sales to the Company's largest customer in the third quarter of this fiscal year were $ 1,266,288 versus $ 1,275,601 in the same quarter last year. Gross profits for the nine months ended July 31, 2000 totaled $1,157,251 compared to the July 31, 1999 gross profit of $1,059,925. The Company's selling, general and administrative expenses for the July 31, 2000 nine month period were $1,071,398 versus $987,921 in its July 31, 1999 nine month period. Net interest expense decreased by $29,235 for the nine months ended July 31, 2000 to an amount of $148,362. In the prior equivalent period in 1999 total net interest expense was $177,597. For the nine month period ending July 31, 1999 the Company reported a loss of $58,342 versus a gain of $45,451 in the nine months ending July 31, 2000.

Backlog

At July 31, 2000 the Company's backlog of Morrison truck bodies units totaled $190,643 versus $162,714 at July 31, 1999. Many of the Company's Morrison customers reported a shortage of truck body chassis. The Company's Morrison dealer network also reported a reluctance of end users to purchase any Ford chasis with Bridgestone/Firestone tires. The Company believes that because of this shortage and the Firestone situation the Morrison customers will not order as many units in the fourth quarter of the Company's fiscal year as these customers ordered in the same quarter during the prior year. The Company believes this will have a negative impact on sales and profits for the fourth quarter and for the year.

Liquidity and Capital Resources

During the three month period ending July 31, 2000 the Company increased its working capital position. At the end of the April 30, 1999 quarter the Company had a working capital of $472,219. This number improved to a working capital figure of $501,973 at July 31, 2000. This primarily occurred due to an increase in accounts receivable to $1,460,275 at July 31, 1999 versus $507,309 at April 30, 1999. At July 31, 2000 the Company has significant availability to it under its line of credit. If operations continue on a normal basis, it is anticipated that the Company will have adequate cash resources to meet its operating needs in financial obligations.

PART II OTHER INFORMATION
         In July, 2000 the Company's Chief Financial Officer resigned in pursuit of other job opportunities. In July , 2000 the Company hired Mr. Mark D. McGlaughlin to fill this position. Mr. McGlaughlin has a number of years experience with manufacturers and management believes he is more than capable to handle all aspects of this position.

                                     Part II

         On May 23, 2000, the registrant held its annual meeting of shareholders. At that meeting, directors were elected, the Company increased its authorized shares of Common Stock to 40,000,000, the Company's 1999 Stock Incentive Plan was ratified and auditors were appointed for the 2000 fiscal year. The results of the voting was as follows:

a.       Directors

         NAME                            FOR                          AGAINST

         Goodhue W. Smith            14,105,108                           0
         Russell Cleveland           14,105,108                           0
         M. E. Williams              14,105,108                           0

b.       Increase in the number of authorized shares

         FOR                            AGAINST                       ABSTAIN
         14,084,204                      14,815                        8,002

c.       Adoption of the 1999 Stock Incentive Plan

         FOR                            AGAINST                       ABSTAIN
         12,165,216                     579,824                       77,990

d. Ratification of appointment of Linton, Schafer & Co., P.A. as the registrant's independent accountants

         FOR                            AGAINST                       ABSTAIN
         13,996,809                     132,450                        7,762

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DANZER CORPORATION
                                  (Registrant)

Date:    September  13 , 2000       /S/              Mark D. McGlaughlin

                                                     --------------------------
                                                     Mark D. McGlaughlin,
                                                     Chief Financial Officer