Form 10-K
period 2000-10-31
DANZER CORP
filed 2001-01-22
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES X                NO ____
                                    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 31, 2000, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average bid and ask price, was approximately $1,500,000.00.

As of December 31, 2000, the registrant had 17,760,015 shares of common stock outstanding.

                                     PART I

ITEM 1.  BUSINESS.

In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should carefully review the risks described in this and other documents that the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2001. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

History and Development of Business:
-----------------------------------
Danzer, formerly named Affiliated National, Inc., was incorporated in New York in 1987 under the name Global Environmental Corp. In January 1988, Danzer completed an initial underwritten public offering of 400,000 units for an offering price of $1.00 per unit. Each unit consisted of one share of common stock, three Class A Warrants and three Class B Warrants.

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

Substantial business developments:
---------------------------------
o During the first quarter of fiscal 1994, the Company entered into a joint venture agreement with Cadema Corporation. During the term of the joint venture terminating December 31, 1998 (unless otherwise extended), the joint venture has the right to contract for the design and installation of air pollution control equipment in the Company's name in all areas of the world outside the United States and its territories. The joint venture has expired and no future operations are expected.

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

o In January 1999, due to a change in timing of purchase orders from the Company's major customer, as well as a decrease in overall orders to be shipped pursuant to those purchase orders, the Company sought to renegotiate with its mortgage holders and also obtain additional financing. On January 25, 1999, the owners of the DSC Note agreed to defer receipt of the principal portion of quarterly payments due on the DSC Note for the quarters ending February 15, 1999 and May 15, 1999. In exchange for this agreement, the Company increased the interest rate on the DSC Note to 13% until such time as the Company could catch up with the normal principal repayment schedule. In addition, the Company secured a $25,000 loan from its majority shareholder, Renaissance Capital Partners, Ltd., in exchange for a 13% promissory note due on or before December 31, 1999. All funds loaned by Renaissance were repaid by February, 2000.

o Effective January 21, 2000, the Company and Bank of America Commercial Finance Corporation ("BOACFC") entered into a loan agreement whereby BOACFC agreed to lend the Company $600,000 pursuant to a 7 year term loan and arrange a $1.75 million working capital credit facility (the "BOACFC Loan"). Upon closing, the BOACFC Loan replaced the Company's facility with Finova and paid off the DSC Note in full. Simultaneously with this re-financing DSC secured certain over advances on the revolver portion for a period of one year. The security took the form of a $150,000 cash deposit. DSC was paid a commitment fee, received interest on the cash deposit and earn interest when the cash deposit is at risk. Effective October 2, 2000 the loan agreement with BOACFC was purchased by Wells Fargo Business Credit, Inc. ("Wells Fargo").

Proposed Transaction:
--------------------

In October 2000 Danzer announced it was in discussions with Canron Corporation ("Canron") about entering into an agreement in which Danzer would acquire Canron. The transaction, as currently proposed, would result in Canron shareholders owning approximately 91% of the fully diluted equity interests of Danzer if all Canron shareholders accepted the offer. Notwithstanding continuing discussions between the parties with regard to the proposed transaction, the parties have not executed or delivered definitive documentation. Although Danzer, Canron and certain of the principal securityholders of Canron expect to continue to discuss the possibility of combining the businesses of Danzer and Canron, no assurance can be given regarding the ultimate likelihood that a definitive agreement with regard to such a transaction will be executed and delivered, what the material terms of such an agreement might be, or if the transactions contemplated in any such agreement will ever be consummated. It is likely that any definitive agreement relating to the combination of the businesses of Canron and Danzer will be subject to the satisfaction of conditions precedent, including the obtaining of necessary consents, including consents of third party lenders and the like, the truthfulness of representations and warranties by the parties to any such definitive agreement, the absence of material litigation or claims and other conditions precedent common in such transactions. Canron, headquartered in Oak Brook, Illinois, is a leading steel fabricator and erection company with approximately $220 million in gross revenues. Canron is controlled by Robert F. Smith, former Vice Chairman of USA Waste Services, Inc. (now Waste Management, Inc.).

Description of the Business:
---------------------------
Danzer is a holding company and through DII, its sole operating subsidiary, engages in the manufacturing and marketing of specialized truck bodies, platform/stake bodies, and toolboxes for the service and utility markets. The DII business can be broken down into two general categories: private label products which are sold directly to the Company's largest customer; and proprietary products which are marketed under the Company's Morrison brand, which are sold through the Company's internal sales force to a network of value-added distributors throughout the United States. Sales of the private label products to the Company's primary customer represent the largest portion of the Company's business, accounting for 56.7% of sales in fiscal 2000.

Management believes the service and utility portion of the commercial truck body market may be growing at a faster rate based on information from the American Institute of Service Body Manufacturers. In addition, management believes downstream users such as cable, utility and media service providers are making and will continue to make large capital investments in their own infrastructures to ensure their ability to compete in newly deregulated markets. These factors are the primary reasons why the Company shifted its strategy in 1997 to focus solely on the service and utility truck body market.

Manufacturing Capabilities:
--------------------------

The Company's manufacturing activities are located at DII's operating facility in Hagerstown, Maryland where the Company produces truck bodies for sale under the Morrison trademark as well as bodies built to order for other original equipment truck manufacturers. The standard body sizes are 96, 108 and 132 inches in length and are painted with a finish paint or primer depending on customer requirements. The Company outsources certain small parts such as door cables, door gaskets, hinges and locks. The equipment used at the DII facility enables the Company to fabricate certain metal products up to 1/2 inches thick. Materials used include aluminum, stainless steel, and mild steel in both sheet and plate. The finished bodies are shipped to customers for installation on truck body chassis. DII offers heliarc and MIG welding, brazing, CNC, forming, assembly, and painting services to its customers, and also maintains in-house CAD/CAM design and engineering capabilities.

Government Regulation:
---------------------

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

Competition:
-----------

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

Marketing:
---------

The Company's manufacturing operation generally markets to customers throughout the United States. The Company sells its private label products direct and markets its proprietary Morrison products to a network of value-added distributors who in turn sell to municipalities, utility companies, cable companies, phone companies and contractors. In fiscal 2000, the Company sold its products to over 300 different distributors. The Company's internal sales force consists of two individuals who have exclusive territories and are paid commissions based on sales achieved by them in their respective selling areas. Company representatives attend regional and national trade shows on a consistent basis, and the Company also advertises regularly in trade journals and other related publications.

Principal Customers:
-------------------
During the fiscal year ended October 31, 2000, the Company had one customer that represented 10% or more of total net sales: Mobile Tool International, a truck body supplier. In the year ended October 31, 2000, the Company had sales of $4.4 million to Mobile Tool, or approximately 56.7% of total revenue booked for the year.

Manufacturing and Facilities:
----------------------------

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

Employees:
---------

As of October 31, 2000, Danzer had approximately 90 employees. Of these employees, 21 are involved in sales, administration and engineering, and 69 are in manufacturing of Danzer's products. Danzer has a contract through January 2003 with United Brotherhood of Carpenters and Joiners of America and believes its employee relations are satisfactory.

Patents and Proprietary Technology:
----------------------------------

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

Insurance:
---------
The Company carries a broad range of insurance coverage which management considers sufficient to provide acceptable levels of financial resources to protect the employees, assets, and operations of the Company that may be negatively affected in the event of a loss. The Company does not currently maintain, and in the future may not choose to or may not be able to obtain, coverage for liabilities arising from environmental damage, professional design deficiencies or other circumstances which could arise as a result of the type of business in which the Company engages. To date, the Company has not had difficulty in obtaining insurance. However, if the Company should be unable to obtain adequate insurance or should decide to operate without insurance, a partially or completely uninsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse affect upon the Company's business or its financial condition.

Seasonality:
-----------
The Company's business has not generally been seasonal in the past. However, the Company has historically experienced a reduced flow of orders during late November, December and early January. No seasonal modification of the Company's production schedule or staffing is required under normal business circumstances. The Company is also impacted when its customer base has difficulty obtaining truck chassis. In the Company's October 31, 2000, fiscal year this problem was more pronounced due to the tire shortage caused by Firestone's recall of certain large size tires.

Warranties:
----------

In connection with most contracts for manufacture the Company warrants its product to be free from defects in material and workmanship and performance under normal use and service for a period of twelve months after shipment. The obligation of the Company is generally limited to the repair or replacement of the defective product.

Backlog:
-------

At October 31, 2000, the Company's backlog was approximately $1,034,200 versus $567,000 at October 31,1999. The October 31, 2000 backlog is expected to be filled within the 2001 fiscal year.

Export Sales:
------------
No sales of goods were exported to foreign countries during the fiscal years ended October 31, 2000 or 1999.

ITEM 2.  PROPERTIES

DII owns its principal manufacturing facility that is located in an 80,000 square foot plant on an eleven acre site in Hagerstown, Maryland, near the intersection of two major interstate highways. Approximately 75,000 square feet are used in manufacturing and 5,000 square feet are used as office space. This property secures the Wells Fargo Loan.

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

Fiscal 1999
-----------
                                      High                      Low
                                    ---------                  --------
First Quarter                       $ 0.1600                  $ 0.0850
Second Quarter                      $ 0.1000                  $ 0.0850
Third Quarter                       $ 0.1600                  $ 0.0850
Fourth Quarter                      $ 0.0938                  $ 0.0600

Fiscal 2000
-----------
                                      High                      Low
                                    ---------                  --------
First Quarter                       $ 0.2000                  $ 0.0300
Second Quarter                      $ 1.1000                  $ 0.0900
Third Quarter                       $ 0.0900                  $ 0.0300
Fourth Quarter                      $ 0.4000                  $ 0.0400

The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

At October 31, 2000, there were approximately 826 holders of record of Danzer's common stock excluding the shares of its largest shareholder. Most of the shares of the common stock are held in street name for an unknown number of beneficial owners. To date Danzer has not paid a cash dividend on its common stock. The payment and amount of any future cash dividends would be restricted by the Company's lender and will necessarily depend upon conditions such as the Company's earnings, financial condition, working capital requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial information concerning the Company. This information is not covered by the independent auditor's report. For further information, see the accompanying Consolidated Financial Statements of Danzer Corporation and subsidiary for the years ended October 31, 2000, 1999, 1998, 1997 and 1996, and the information set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Item 8, "Financial Statements and Supplementary data" below.

The following information is a summary of the consolidated financial statements of the Company included elsewhere and should be read in connection with such consolidated financial statements.

Operating Data:                         Year Ended October 31,
---------------                         ----------------------
                               (Amounts in thousands, except per share data)

                                           2000      1999      1998     1997      1996
                                           ----      ----      ----     ----      ----

Net sales                                  $7,706    $6,580    $7,605   $8,762    $8,154
Income (loss) from operations                 313       478       391    (226)     (420)
Income (loss) from continuing                 210       294       175    (323)     (502)
operations
Income (loss) from discontinued             -         -         -         -        (210)
operations
Income (loss) from sale of  Rage Inc.       -         -         -         -        (215)
Net Income (loss)                             210       294       175    (323)     (928)
Net income (loss) per share and
fully-diluted
Net income (loss) per share
attributable to common shareholders
Continuing Operations                         .01       .02       .01    (.02)     (.32)
Discontinued Operations                     -         -         -         -        (.09)
Loss on Disposal                            -         -         -         -        (.09)
Total                                         .01       .02       .01    (.02)     (.50)
Weighted average number of shares          17,334    16,754    15,775   13,601     2,340
outstanding


Balance Sheet Data:                                           As of October 31,______________
-------------------                         -------------------------------------------------

                                2000                 1999                  1998                 1997                  1996
                                ----                 ----                  ----                 ----                  ----
Working capital              $  58,017             $(383,606)           $(263,665)            $ 132,578             $(401,536)
(deficiency)
Total assets                 3,385,866             3,300,996            3,558,497             3,723,463            4,306,496
Long-term debt,              1,549,457             1,768,003            2,065,149             2,177,145            1,888,907
including  current
portion
Stockholders' equity           935,568               714,567              247,055                71,815               207,056
(deficiency)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the audited financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's ability to increase sales depends on many factors not within the Company's control including planned capital expenditures by end users, general economic conditions and pricing policies by competitors. Additionally, the Company is dependent on sales to one purchaser that represented 56.7% of total sales in the twelve month period ending October 31,2000. The Company's decision to focus exclusively on truck body sales also increases the risk of selling to only one industry segment.

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

Results of Operations
---------------------
Fiscal 2000 Compared to Fiscal 1999

For the twelve-month period ending October 31,2000 the Company reported sales of $7,706,000. This represented a $1,126,000 increase or 17.1% higher than the $6,580,000 in sales recorded for the 1999 fiscal year. The primary increase was an increase on the company's proprietary line of Morrison products by $915,000 or 37.8% increase to $3,337,000 for the 2000 fiscal year, versus Morrison sales of $2,422,000 for the 12 month period ended October 31, 1999. This increase was a growth in served markets and a change in personnel calling on our clients. Additionally, platform/stake body/topper assemblies and a line of tool boxes introduced as new products during fiscal 1999 were available to customers for all of fiscal 2000. Sales of these items totaled $360,000 in fiscal 2000 and $156,000 in fiscal year 1999. Management continues to try to improve its field personnel responsible for calling on its customer base. Sales to our largest customer increased $390,000 or 9.8% over 1999 results due to further integration in the customer's product lines.

The fourth quarter generated adjusting entries to the financial statements of approximately $182,000. These adjustments were due to the Company's reduction in accounting accruals resulting from control policies and a better overall understanding of the Company's need in markets it serves. Management will continue to implement programs to reduce costs and enhance operating efficiency in the 2001 fiscal year.

As the company began operating for fiscal year 2000 our most important goals continued to be improved plant manufacturing controls and to increase our Morrison sales volume. These objectives were achieved in fiscal 2000 by the hiring of key operating personnel who understand material control and proper productions planning systems.

The Morrison sales volumes did increase by $915,000 over fiscal 1999 which represents a 37.8% overall increase in the product line through the combined efforts of the CEO and the replacement of a sales person in our central division. Today the company is still operating with a sales force of three commission sales agents. The Company has completed its new product literature and has expanded its advertising campaign. In Fiscal 2001 the company will continue to pursue larger accounts to reduce Danzer's dependence on its largest customer.

Gross profits for the twelve months ended October 2000 totaled $1,687,461 a 14.6% increase in comparison to the gross profit of $1,471,912 realized for the 1999 fiscal year. Gross profit margins were flat at 22% in fiscal 1999 and in fiscal 2000. Management expected to experience an increase in gross profit margin, but higher material costs, labor cost and production problems kept this from occuring. The company increased prices on some of the Morrison line items twice in fiscal 2000. The company did not increase prices on the majority of the product sent to its largest customers for fiscal 2000, but has put in place an increase for product shipped after December 31, 2000. The Company is also focusing on certain manufacturing processes in an effort to improve gross profit margins.

The Company dramatically increased its selling, general and administrative expenses in fiscal year 2000. In comparison to the Company's 1999 results, selling, general and administrative expenses were $1,374,513 a 38% increase from the $993,495 in like expense for the twelve months ended October 31, 1999. This increase resulted from the increase in sales volume, an unusual high rate of bad debt expense which included a major distributor filing bankruptcy, and additional recruitment expense incurred due to turnover of professional employees. Interest expense decreased by $31,369 to $196,434 a reduction of 13.8% for the twelve months ended October 31, 2000 in comparison to fiscal year 1999. This reduction was the direct result of the conversion of the Fremont Financial Corporation Loan to Bank of America/Wells Fargo.

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

Truck body sales on the Company's proprietary line of Morrison products increased $822,000, or 29.8%, to $2,422,000 for the 1999 fiscal year, versus Morrison sales of $1,600,000 for the twelve month period ended October 31, 1998. This increase was a result of continued growth in our served markets, a more focused marketing approach that expanded the number of distributors carrying our products from 530 to 575 and an expansion of the Morrison product line. A platform/stake body and a line of toolboxes were introduced as new Morrison products during the 1999 fiscal year that generated $156,000 in sales. Management believes it can obtain substantial sales growth in fiscal 2000 from the growth inherent in the Company's served market, as well as from additional product offerings.

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

Liquidity and Capital Resources
-------------------------------
During the twelve-month period ending October 31, 2000, the Company increased its working capital significantly. At October 31, 1999 the Company had a working capital deficiency of $201,954. Working capital improved to a positive $259,971 at October 31, 2000. The increase in working capital of $441,623 was primarily a result of the reduction of the current portion of long term debt by $273,915. This reduction was a result of securing a new lender and utilizing a portion of the Company's cash flow to fund operations.

The Company continues to make good strides, in fiscal 2000 the debt to equity ratio ended the year at approximately 262%. This is a reduction from a debt to equity ratio of over 362% in fiscal 1999. Even with this improvement the Company still relies heavily on its working capital line of credit and insider financing to support its operations. This condition is representative of operations which have a weakened financial condition due to the high presence of debt relative to its shareholders' equity. Management believes, however, if its operations continue on a normal basis, the Company will have adequate cash resources to meet its operating needs and financial obligations as they come due.

Investing activities utilized $78,187 in cash in fiscal 2000. Capital expenditures were made to purchase paint booth, computers and CAD software.

The Company and Banc of America Commercial Finance Corporation ("B of A") entered into a financing agreement effective January 21, 2000 whereby B of A loaned the Company $600,000 pursuant to a 7-year term loan secured with mortgage on its plant and a $1.5 million working capital facility secured with a pledge of the Company's accounts receivable and inventory. These loans were sold to Wells Fargo Business Credit, Inc. by B of A effective October 2, 2000. At October 31, 2000 the availability under the working capital facility was $168,687. The Company believes it was in compliance with all loan covenants since the inception of the January 21, 2000 loan agreement.

In light of the Company's backlog at October 31, 2000, its projected cash flow from operations, the market for the Company's products, its reliance on a single customer for approximately 56% of its sales, and the amount of debt on the balance sheet, it is anticipated that the Company may need increased sales, and increase in its profit margin in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 2001, will be dependent upon the success of the Company's efforts to increase sales volume and improve its gross profit margin.


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


ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to all of the directors of the Company.

                                    Position with             Director
Name                       Age      Company                   Since
----                       ---      --------                  ---------

Goodhue W. Smith, III      51       Director                  1997

Russell Cleveland          62       Director                  1991

M.E. Williams              61       Director                  1999


Russell Cleveland, a chartered financial analyst, became director of the Company on April 26, 1991. Mr. Cleveland has for the past eight years been a director, officer and shareholder of Renaissance Capital Group, Inc., which was the managing general partner of Renaissance, formerly a business development company pursuant to the Investment Company Act of 1940. Mr. Cleveland currently serves on the Board of Directors of Bentley Pharmaceuticals, Inc., Renaissance Capital Growth & Income Fund III, Inc., Renaissance U.S. Growth & Income Trust, PLC and Tutogen Medical, Inc. See "Item 13- Certain Relationships and Related Transactions" herein.

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

Compliance with Section 16 (a) of the Securities Exchange Act of 1934
Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock ("10% Shareholders") to file reports of Ownership and reports of changes in ownership of the Company's Common Stock with the Securities Exchange Commission ("SEC"). Officers, Directors and Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under Section 16 (a). Based solely on its review of the copies of such forms received by it with respect to its fiscal year ended October 31, 2000 and written representations from certain reporting persons that no other reports were required to those persons, the Company believes that all Section 16 (a) filing requirements applicable to its officers, directors and 10% Shareholders were complied with.

ITEM 11.     EXECUTIVE COMPENSATION

Summary and Compensation Table

         The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's fiscal year ended October 31, 2000 and 1999 by the named officers.


                           SUMMARY COMPENSATION TABLE

                                          Annual ($) Compensation
                                    -------------------------------------------
                                                                                        Common
Name and Principal         Fiscal   Salary      Other Annual       All Other             Stock Options
       Position            Year       ($)       Compensation(1)   Compensation(2)            (Shares)
--------------------------------------------------------------------------------------------------

M.E. (Mel) Williams (3)    1999     $105,000       $8,386               0                125,000
CEO                        2000      107,609        9,375           3,125

Terry Moore                1999     $ 69,000       $7,667               0
CFO                        2000       54,464        6,750           2,250

Kirby McLaughlin (4)       1999     $ 65,000       $7,188               0                 75,000
Vice President of          2000       66,910        5,212           1,625
Engineering

Mark McGlaughlin           2000     $ 18,250            0               0                      0
CFO

(1)      Represents cash bonuses paid for fiscal 1999 and 2000.
(2)      Represents bonus paid in stock at $0.05 per share.
(3) 125,000 of Mr. William's options are exercisable at $0.05 per share at any time on or before December 2002.
(4) Mr. McLaughlin's options are exercisable at $0.05 per share at any time on or before December 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal year end Option/SAR Values

The Company had 1,137,500 options outstanding at October 31, 2000. 337,500 options are exercisable at $0.10 per share and expire in October and November 2001 and 600,000 options are exercisable at $0.10 per share and expire April 2004, and 200,000 options are exercisable at $0.05 per share and expire December 2002.

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

Options under the Plan may not have a term of more than 10 years; provided, however, that an Incentive Stock Option granted to a person then owing more than 10 percent of the voting power of all classes of the Company's stock may not be exercised more than 5 years after the date such option is granted. In addition, the aggregate fair market value, determined at the time the options granted, of the stock with respect to which Incentive Stock Options are exercised for the first time by an employee in any calendar year under the Plan may not exceed $100.00.

Compensation of Directors

Directors who are not employees of the Company are entitled to a board meeting attendance fee of $750 plus reimbursement of expenses. The directors waived all of these fees for the years ending October 31, 1999 and October 31, 2000.

Goodhue W. Smith, III who was elected as Chairman of the Board at the Company's December 15, 1997 Board meeting as a requirement under financing provided by Duncan-Smith Co., of which Mr. Smith is an officer and director, is to be paid $1,500 per month as compensation.

Employment Agreements

None.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of October 31, 2000 information concerning the shares of the Company's Common Stock beneficially owned by (a) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee, and (c) all directors and officers as a group. The outstanding voting securities of the Company as of the record date consisted of 17,588,348 shares of common stock. Except as otherwise indicated, each person named or included in a group has sole voting and investment power with respect to his or its shares of Common Stock.

Name and Address of Beneficial      Amount and Nature of         Percent
Owner or Identity of Group          Beneficial Ownership         of Class (1)
--------------------------          --------------------         ------------


Renaissance Capital Partners, Ltd.       11,719,110                 62.0%
8080 N. Central Expressway,
Suite 210, LB 59
Dallas, TX  75206-1857

Richard W. Snyder                         1,946,667                 10.3%
c/o Snyder Capital Corporation
3219 McKinney Ave.
Dallas, TX 75204

Melvin E. Williams                          971,206 (2)              5.1%
17500 York Road
Hagerstown, MD 21740

Russell G. Cleveland                     11,807,110 (3)             62.5%
c/o Renaissance Capital Group, Inc.
8080 N. Central Expressway,
Suite 210, LB 59
Dallas, TX  75206-1857

Goodhue W. Smith, III                       813,334 (4)              4.3%
c/o Duncan-Smith Co.
311 Third
San Antonio, Texas  78205

(1) Common Stock which is not outstanding but which a person has a right to acquire within 60 days of the record date are considered as Common stock outstanding for purposes of computing the percentage of Common Stock owned by such person, but such Common stock is not deemed outstanding for purposes of computing the percentage of Common Stock owned by any other person. The number of shares used to compute percentage ownership were the shares outstanding at December 31, 2000, which shares equaled 18,897,515.

(2) Includes 882,500 options to purchase common stock at prices ranging from $0.05 to $0.10 per share.

(3) Mr. Cleveland owns 88,000 shares individually. Mr. Cleveland is a director, officer and principal shareholder of Renaissance Capital Group Inc. which was formerly the managing general partner of Renaissance Capital Partners, Ltd., and through the Irrevocable Proxy Agreement (described below in the section entitled "Changes in Control") temporarily has voting control over such shares.

(4) Duncan-Smith Co. owns warrants to purchase 650,000 shares of the Company's common stock at $0.25 per share on or before August 2002. Duncan-Smith Co. owns 116,667 shares of common stock. Mr. Smith is a principal of Duncan-Smith Co. and may be deemed to share voting and investment control over such shares.

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

As described in Item I above, the Company has received a proposal from Canron to enter into an agreement pursuant to which the Company would acquire not less than a majority of the issued and outstanding equity securities of Canron in exchange for convertible preferred stock of the Company. Although no definitive agreement between Canron and Danzer has been executed or delivered, it is expected that any such agreement will contemplate, among other things, that a shareholders meeting of Danzer will be called to approve a reverse split (the "Reverse Split") of the Common Shares. In order to facilitate such approval, Canron, in connection with its continuing discussions with Danzer, has required that Mr. Cleveland serve as the proxy for the Common Shares formerly owned by Renaissance Capital Partners, Ltd. ("Renaissance"). Accordingly, an Irrevocable Proxy Agreement was entered into among Mr. Cleveland, Renaissance and the Company, which granted an irrevocable proxy (the "Proxy") to Mr. Cleveland to vote 11,719,110 shares. Although Mr. Cleveland is not contractually obligated to do so, he currently expects to vote all shares subject to the Proxy in favor of any transaction approved by the Company's Board of Directors and submitted to the Company's shareholders.

Under the terms of the Proxy dated December 22, 2000 among the Company, Renaissance and Mr. Cleveland, Mr. Cleveland will vote the Common Shares subject to the Proxy as he shall determine to be in the best interest of the Company in connection with any regular or special meeting of shareholders of the Company or in connection with any solicitation of consents or proxies from shareholders of the Company occurring during the term of the Proxy. Specifically, Mr. Cleveland will vote all shares subject to the Proxy in favor of the approval or ratification of any amendment or amendments to the Articles of Incorporation of the Company proposed by the Company or its Board of Directors at any time prior to the first anniversary of the Proxy and relating to (i) any change in the capital stock of the Company, including, but not limited to, the Reverse Split or any similar transaction, (ii) any increase or decrease in the authorized capital stock of the Company, including, but not limited to, any increase in the authorized shares of Common Shares issuable by the Company, (iii) any change in the name of the Company or (iv) any other matter recommended by the Board of Directors of the Company. In the event of the death or incapacity of Mr. Cleveland, the powers vested in him pursuant to the Proxy shall be vested in his executor.

The Proxy shall end on the first to occur of (i) the second business day following the final adjournment of the next regular or special meeting of the shareholders of the Company; (ii) the consummation of the Reverse Split as a result of the filing of Articles of Amendment to the Articles of Incorporation of the Company; (iii) the first anniversary of the Proxy or (iv) the second business day following delivery of written notice by Mr. Cleveland to the Company of such termination, if such notice is delivered following June 1, 2001.


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

In February 1999, and in conjunction with the agreement by the DSC Note Holders to defer principal repayments to the Company, Renaissance lent Danzer $25,000 pursuant to a 13% promissory note maturing December 31, 1999. All principal and interest were paid to Renaissance as of February, 2000.

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

         3(i)(b)           Certificate of Amendment to Certificate      Incorporated by reference to
                           of Incorporation filed December 30,1994      Exhibit 4.1 to Registrant's Form 8-K
                                                                        dated December 31, 1994

         3(ii)             By Laws                                      Incorporated by reference to
                                                                        Exhibit 3.3 to the Registration
                                                                        Statement on Form S-18 (No.33-18636-NY)
                                                                        (the "Registration Statement").

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

         10(s)             Asset Purchase Agreement dated               Filed here herewith as Exhibit
                           November 14, 1997                    `       10(s)




         21                List of Subsidiaries                         Incorporated by reference to
                                                                        Exhibit 22 to the October
                                                                        31, 1989 Form 10-K.

         (b)               Reports on Form 8-K
                           Change of Auditors Form 8-K was filed during the last quarter of the fiscal year ended October 31, 1999

               Report of Independent Certified Public Accountants


Board of Directors
Danzer Corporation

We have audited the accompanying consolidated balance sheets of Danzer Corporation and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danzer Corporation as of October 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Linton, Shafer & Company, P.A.
Frederick, Maryland
December 13, 2000

                       Danzer Corporation and Subsidiaries
                           Consolidated Balance Sheets
                            October 31, 2000 and 1999

                                                                                             2000                   1999
                                                                                       ------------------       ------------
 Assets
 Current assets
     Accounts receivable, net of allowances                                                   $  988,194         $  828,812
     Inventories                                                                                 699,524            594,698
     Prepaid expenses and other current assets                                                    38,155             52,240
                                                                                       ------------------       ------------
        Total current assets                                                                   1,725,873          1,475,750

 Property, plant and equipment, at cost, net                                                   1,517,955          1,664,072
 Other assets, including intangibles                                                             142,038            161,174
                                                                                       ------------------       ------------
 Total assets                                                                                 $3,385,866         $3,300,996
                                                                                       ==================       ============

 Liabilities and stockholders' equity
 Current liabilities
     Current portion of long-term debt                                                        $  767,015           $859,278
     Accounts payable                                                                            651,728            390,903
     Accrued salaries and wages                                                                   81,160            173,481
     Accrued expenses, other                                                                     167,953            254,042
                                                                                       ------------------       ------------
        Total current liabilities                                                              1,667,856          1,677,704

 Long-term debt, net of current portion                                                          782,442            908,725
                                                                                       ------------------       ------------
        Total liabilities                                                                      2,450,298          2,586,429

 Commitments and contingencies, see accompanying notes

 Stockholders' equity
 Common stock,  par  value  $.0001  per  share;  20,000,000  Shares  authorized,
      17,760,015 shares outstanding in 2000
      And 17,618,218 shares outstanding in 1999                                                    1,776              1,761
 Preferred stock, $.001 par value, 5,000,000 shares authorized;
      Class of 10% Cumulative Convertible Senior Preferred Stock,
          10,500 shares authorized, no shares issued or outstanding                                    -                  -
      Series B Cumulative Convertible Senior Preferred Stock,
          16,000 shares authorized, no shares issued or outstanding                                    -                  -
 Additional paid-in capital                                                                    5,232,341          5,220,971
 Accumulated deficit                                                                         ( 4,298,549)        (4,508,165)
 Less: Treasury stock, at cost, 95,579 shares in 2000 and 1999                                         -                  -
         Total stockholders' equity                                                              935,568            714,567
                                                                                                                ------------
                                                                                       ------------------       ------------
 Total liabilities and stockholders' equity                                                   $3,385,866         $3,300,996
                                                                                       ==================       ============

The accompanying notes are an integral part of these financial statements.

                       Danzer Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For the Years Ended October 31, 2000, 1999 and 1998

                                                                          2000                1999                 1998
                                                                    ------------------  ------------------   ------------------
 Common shares:
 Balance, beginning of year                                              $    1,761          $     1,587          $     1,587
   Conversion of Renaissance note and accrued interest into
      common stock (0 in 2000;
      1,675,318 in 1999; 0 in 1998)                                               -                  167                    -
    Shares issued under stock incentive plan (150,000
       in 2000; 72,628 in 1999; 0 in 1998)                                       15                    7                    -
                                                                    ------------------  ------------------   ------------------
 Balance, October 31                                                     $    1,776          $     1,761          $     1,587
                                                                    ==================  ==================   ==================

 Preferred shares:
 Balance, beginning of year                                              $-                  $-                   $-
                                                                    ------------------  ------------------   ------------------
 Balance, October 31                                                     $-                  $-                   $-
                                                                    ==================  ==================   ==================

 Treasury shares:
 Balance, beginning of year                                              $-                  $-                   $-
                                                                    ------------------  ------------------   ------------------
 Balance, October 31                                                     $-                  $-                   $-
                                                                    ==================  ==================   ==================

 Additional paid-in capital:
 Balance, beginning of year                                              $ 5,220,971         $ 5,047,803          $ 5,047,803
    Collection of Rage Note                                                    3,885                   -                    -
    Conversion of Renaissance note and accrued
      interest into common stock                                                    -            167,364                    -
    Shares issued under stock incentive plan                                   7,485               5,804                    -
                                                                    ------------------  ------------------   ------------------
 Balance, October 31                                                     $ 5,232,341         $ 5,220,971          $ 5,047,803
                                                                    ==================  ==================   ==================

 Accumulated deficit:
 Balance, beginning of year                                              $(4,508,165)        $(4,802,335)         $(4,977,575)
    Net income                                                               209,616             294,170              175,240
                                                                    ------------------  ------------------   ------------------
 Balance, October 31                                                     $(4,298,549)        $(4,508,165)         $(4,802,335)
                                                                    ==================  ==================   =================

The accompanying notes are an integral part of these financial statements.

                       Danzer Corporation and Subsidiaries
                      Consolidated Statements of Operations
               For the Years Ended October 31, 2000, 1999 and 1998

                                                                          2000               1999              1998
                                                                    -----------------  -----------------  ----------------
 Net sales                                                               $ 7,705,833        $ 6,579,607       $ 7,605,129

 Cost of goods sold                                                        6,018,372          5,107,695         5,664,109
     Gross profit                                                          1,687,461          1,471,912         1,941,020

 Selling, general and administrative expenses                              1,374,513            993,495         1,550,205
     Income from operations                                                  312,948            478,417           390,815
                                                                    -----------------  -----------------  ----------------

 Other income (expense)
     Interest expense                                                       (196,434)          (227,803)         (200,526)
     Interest income                                                           2,070             30,106             2,922
     Other income (expense)                                                   91,032             13,450           (17,971)
                                                                    -----------------  -----------------  ----------------
       Total other income (expense)                                         (103,332)          (184,247)         (215,575)
                                                                    -----------------  -----------------  ----------------
 Net income                                                              $   209,616        $   294,170       $   175,240
                                                                    =================  =================  ================

 Basic earnings per share                                                $     0.01         $     0.02             $0.01
                                                                    =================  =================  ================

 Shares used in computation of earnings per share                         17,733,603         16,753,670        15,774,693
                                                                    =================  =================  ================


The  accompanying  notes are an  integral  part of these financial statements.

                       Danzer Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Years Ended October 31, 2000, 1999 and 1998

                                                                         2000              1999               1998
                                                                    ----------------  ----------------   ----------------
 Cash flows from operating activities:
 Net Income                                                               $ 209,616        $  294,170         $  175,240
 Adjustments to reconcile net income to net
     Cash provided by operating activities:
       Depreciation and amortization                                        339,283           305,983            255,792
       Provision for bad debts                                               64,570           (34,443)            44,160
       Gain on disposition of equipment                                         125                 -            (17,578)
 Changes in operating assets and liabilities:
     Accounts receivable                                                   (223,952)          148,664            418,502
     Inventories                                                           (104,826)         (112,836)           181,127
     Prepaid expenses                                                        14,199           (34,934)           (38,239)
     Other assets, net                                                         (114)           72,273           (160,000)
     Accounts payable                                                       260,825          (267,854)          (201,007)
     Accrued salaries and wages                                             (92,321)           12,000             (6,311)
     Accrued expenses, other                                                (86,089)         (123,671)           (20,892)
                                                                    ----------------  ----------------   ----------------
 Net cash provided by operating activities                                  381,316           259,352            630,794

 Cash flows from investing activities:
     Purchase of property, plant and equipment                              (78,187)          (57,745)          (104,562)
     Proceeds from sale of equipment                                              -                 -             94,000
                                                                    ----------------  ----------------   ----------------
 Net cash used in investing activities                                      (78,187)          (57,745)           (10,562)

 Cash flows from financing activities:
     Deferred financing costs                                               (61,578)          (10,000)                 -
     Net borrowings (payments) on revolving loan                           (107,592)         (105,436)          (614,388)
     Proceeds from issuance of long-term debt                               607,143           150,000            150,000
     Payments of long-term debt                                            (600,494)         (134,786)          (224,777)
     Principal payments under capital lease obligations                    (140,608)         (101,385)                 -
                                                                    ----------------  ----------------   ----------------
 Net cash used in financing activities                                     (303,129)         (201,607)          (689,165)
                                                                    ----------------  ----------------   ----------------
 Net increase (decrease) in cash                                                  -                 -            (68,933)
 Cash, beginning of year                                                          -                 -             68,933
                                                                    ----------------  ----------------   ----------------
 Cash, end of year                                                        $       -        $        -         $        -
                                                                    ================  ================   ================



The  accompanying  notes  are an  integral  part of these financial statements.

                       Danzer Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
               For the Years Ended October 31, 2000, 1999 and 1998


 Supplemental disclosures of cash flows information:
 Cash paid for interest                                                   $ 192,874        $  223,790         $  187,906

 Cash paid for taxes                                                      $       -        $        -         $        -


 Non-cash financing activities:
    Long-term debt incurred for the purchase of property,
      Plant and equipment                                                 $ (34,390)       $  (19,461)        $ (577,169)
    Conversion of note payable and accrued interest to
    Renaissance to common stock                                                   -           167,531                -
    Issuance of common stock as part of stock incentive
      program                                                                 7,500             5,811                -

 Non-cash investing activities:
    Purchase of property, plant and equipment via
      financing arrangements                                                 34,390            19,461            577,169

 Non-cash operating activities:
    Conversion of account receivable to note receivable                           -             8,000                  -

The  accompanying  notes are an integral part of these financial statements.

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

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

Danzer Industries, Inc. ("DII"), a wholly owned subsidiary of Global Holdings, fabricates metal parts and truck bodies for the service and utility markets. In 1997 and early 1998 DII also designed, manufactured and installed other types of fabricated metal products. DII's revenues represent virtually 100% of the Company's revenues and are generated throughout the Eastern and Midwestern United States. DII owns a manufacturing facility located in Hagerstown, Maryland.

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


Note 2.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements present the accounts of Danzer Corporation and its wholly owned subsidiaries. The entities are collectively referred to herein as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

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

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2.  Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company maintains cash balances at a bank, which at various times throughout the year exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company performs an ongoing credit evaluation of its customers' financial condition, and credit is extended to customers on an unsecured basis. Estimated credit losses are provided for currently through the allowance for doubtful accounts and actual credit losses are charged to the allowance when incurred.

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

Accounts Receivable

Accounts receivables are earned in the normal course of business and are unsecured.

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
                                           2000         1999         1998
                                        ----------    ---------   ----------
Accounts receivable reserve, beginning  $   75,000    $ 168,266   $  346,000
  Write-offs during the fiscal year       (112,730)     (58,823)    (221,894)
  Provision estimate for uncollectable
        accounts                            99,872       35,600       44,160
  Adjustment of reserve                    (39,921)     (70,043)        -
                                        ----------    ---------   ----------
Accounts receivable reserve, ending     $   22,221    $  75,000   $  168,266

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2.  Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods include purchased materials, direct labor and allocated overhead. At October 31, 2000 and 1999 inventory is comprised of the following components:

                                        2000            1999
Raw materials, supplies and          -----------      ------------
        component parts              $  335,037         $  364,397
Work-in-process                         234,447             39,548
Finished goods                          130,040            190,753
                                     -----------      ------------
                                     $  699,524         $  594,698
                                     ===========      ============

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated on the straight-line method over the following estimated useful lives:

         Building and improvements          10 to 30 years
         Equipment                           3 to 20 years

Depreciation expense of property, plant and equipment for the years ended October 31, 2000, 1999 and 1998 included in continuing operations was $258,569, $254,647 and $244,452 respectively.

Intangible Assets

During 1999, DII completed the purchase of the rights to the Morrison line of truck bodies as more fully explained in Note 8. The purchase was recorded as an intangible asset included in Other, non-current, assets on the balance sheet. The Company is amortizing the rights using the straight-line method over a 4-year period. Accumulated amortization at October 31, 2000 and 1999 was $80,000 and $40,000, respectively.

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

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2.  Summary of Significant Accounting Policies (continued)

Major Customers

The following is a list of the Company's customers that represent 10% or more of consolidated net sales:

                                    2000            1999            1998
                                -----------     -----------     ----------
Truck body manufacturer             57%              63%             55%


As of October 31, 2000 and 1999, the amounts due from the truck body manufacturer, which were collected subsequent to October 31, 2000 and 1999, were approximately $335,000 and $332,000, respectively.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", beginning the fourth quarter of 1998. All prior period earnings per common share were recomputed to conform to the provisions of SFAS 128. The recomputations did not result in any restatements of earnings per share previously reported.

Basic earnings per share amounts are computed based on net income (loss), reduced by dividends earned on preferred stock outstanding and divided by the weighted average number of shares outstanding. The weighted-average number of shares used in the computation were approximately 17,734,000 in 2000, 16,754,000 in 1999, and 15,775,000 in 1998.

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

Recently Issued Accounting and SEC Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting and Reporting for Derivative Instruments." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement was amended by SFAS No. 137 in June 1999. The adoption of these Statements is not expected to have a material effect on the Company.

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2.  Summary of Significant Accounting Policies (continued)

Recently Issued Accounting and SEC Standards (continued)

In December 1999, the Securities and Exchange Commission (SEC) adopted a rule that requires a company's independent auditor to review the company's interim financial information prior to the company filing its quarterly report on Form 10-Q or Form 10-QSB. The rule was effective for all fiscal quarters ending on or after March 15, 2000. The Company fully complied with all aspects of this rule during the fiscal year.


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

On August 1, 1997, DII borrowed $650,000 from a private company. A portion of the net proceeds of $603,000 was used to pay-off certain term debt ($174,000) owed to Fremont Financial Corporation ("Fremont"), with the remainder ($429,000) available for working capital

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3.  Financing Arrangements (continued)

purposes. The Company also entered into an agreement with Fremont redefining the method of determining the Company's borrowings from Fremont and extending the term of its agreement with Fremont (Notes 3 and 4).

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


Note 4.  Note Payable

Effective May 28, 1993, DII entered into a loan and security agreement (the "Agreement") with Fremont comprised of a revolving credit facility (the "Facility") and an equipment term loan (the "Term Loan"). The Agreement was amended on May 1, 1997, extending the term of the loan to January 31, 1999 and from year to year thereafter. In 1999, the due date of the loan was extended to January 31, 2000. The amount available under the Facility is based on a defined percentage of eligible accounts receivable and inventory. The Company had drawn $285,965 at October 31, 1999. The maximum amount available under the Facility was $1,400,000. The Term Loan was repaid in full in 1997. Borrowings under the Facility accrue interest at prime plus 3.5% (12.0% at October 31, 1999).

Under the terms of the Agreement, borrowings were collateralized by DII's accounts receivable, inventory and equipment and a junior lien on DII's real estate. The Agreement provided for certain restrictions including, but not limited to, the Company's ability to: a) sell, lease, transfer, exchange or otherwise dispose of any assets except in the ordinary course of business; b) enter into any merger, consolidation, or acquisition of any other business organization; c) guaranty or otherwise become in any way liable with respect to the obligations of any third party; or d) change its ownership by greater than 10%. The Agreement also restricted: payment of compensation and loans and advances to executives, officers, directors and certain others; capital expenditures to a specified level; and distributions to DII's Parent.

During fiscal year October 31, 2000, the Company received notification from Fremont that the Agreement will not be extended at the expiration of the current term. Therefore, the Agreement terminated on January 31, 2000 at which time the entire loan amount was due and payable.

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4.  Note Payable (continued)

On January 21, 2000, the DII entered into a refinancing agreement with Banc of America Commercial Finance Corporation ("BACFC") effective January 21, 2000. As part of the agreement, the DII fully repaid the Fremont Facility and Term loans as well as the Duncan-Smith Co. note payable.

Under the terms and conditions of this agreement, DII has a "Revolving Loan" available with a maximum facility amount of $1,750,000, however, not to exceed 85% of eligible accounts receivable. Additionally, the agreement includes an "equipment advance" and a "real property advance" that are collectively referred to as the "Term Loan". The Term Loan provides a maximum real property advance of $600,000, but the agreement does not have an equipment advance provision.

At October 31, 2000, the Company had $178,373 outstanding on the Revolving Loan. This entire amount was classified as a current liability at year-end. The Company had an outstanding balance of $542,857 on the Term Loan at October 31, 2000. This amount is payable in equal monthly installments amortized over 84 months payable on the first day of each calendar month commencing March 1, 2000. The initial maturity date is January 21, 2005. However, the agreement provides for successive additional terms of three years each unless one party gives written notice to the other, not less than sixty days prior to the maturity date, that such party elects not to extend the maturity date. Borrowings under both the Revolving and Term Loans accrue interest at prime plus 2.25% (11.75% at October 31, 2000). All obligations are secured by a first and only perfected security interest in all of the Company's tangible and intangible personal property as well as a first priority perfected mortgage on the Company's real property in Hagerstown, Maryland.

The BACFC agreement provides for certain restrictions including, but not limited to, the Company's ability to: a) merge or consolidate with another person, form any new subsidiary or acquire any interest in any person; b) acquire any assets except in the ordinary course of business; c) enter into any transaction outside the ordinary course of business; d) sell or transfer any collateral or other assets; e) make any loans, or investments in, any affiliates or other person; f) incur any debt outside the ordinary course of business; g) pay or declare any dividends; h) redeem, retire, purchase or otherwise acquire any of the Company's capital stock or other equity interest; (i) dissolve or elect to dissolve; or
(j) enter into any transaction with an affiliate other than on arms-length terms.

The BACFC agreement provides only one financial covenant. The Company's cumulative net cash losses since the January 21, 2000 note inception may not exceed $200,000. A cash loss is defined as "net income plus depreciation and amortization less principal payments on debt and non-financed capital expenditures." The Company was within this limitation through October 31, 2000.

On October 2, 2000, BACFC sold the loan to Wells Fargo. All provisions of the original loan signed on January 21, 2000 have remained unchanged.

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 5.  Long-term Debt

At October 31, 2000 and 1999, consolidated long-term debt consists of the following:

                                                                                      2000                1999
                                                                                -----------------     -------------
Revolving note payable to Fremont Financial, due January 31, 2000 (see Note 4)     $     -               $  285,965
Note payable to joint venture; interest-free, principal was due on
December 31, 1998 (See Note 3)                                                     $  345,000            $  345,000

Equipment loans payable; monthly payments currently aggregating
$2,339 through March 2004,including interest 7.86% to 11.25%;
collateralized by certain equipment                                                $   82,604            $   84,443

Terms loans payable to US Amada, Ltd.; monthly payments currently aggregating $12,668 including interest at 10%; loans due January 2005;
collateralized by equipment                                                        $  400,623            $  505,002

Promissory note payable to Duncan-Smith Co., Trustee in the original amount of $650,000; original note stated quarterly payments of
41,903 including interest at 11.0% through May 2002; principal payments were suspended in 1999 due to a lack of cash availability; interest rate revised to 13.0% with varying principal payments; collateralized by
Deed of Trust on land of DII; a principal of Duncan-Smith is also a shareholder and director of the Company. Principal was fully repaid
on January 21, 2000 in conjunction with BOFA refinancing.                                -               $  450,370

Promissory note payable to Renaissance; including interest at 13%;
principal and accrued interest due in full on December 31, 1999                          -               $   25,000

Morrison Liquidation buyout of royalty agreement (Note 8); entire
principal becomes due December 31, 1999; interest rate on the buyout is 7.75%            -               $   72,223

Revolving and Term loans payable to Wells Fargo,
due January 21, 2005 (see Note 4)                                                  $  721,230            $     -
                                                                                ----------------- -----------------
                                                                                   $1,549,457            $1,768,003
Less: current portion of long-term debt                                              (767,015)             (859,278)
                                                                                ----------------- -----------------
Total long-term debt                                                               $  782,442            $  908,725
                                                                                ================= =================


                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements



Note 5.  Long-term Debt (continued)

Maturities on long-term debt as of October 31, 2000 are as follows:

                  2001                   $767,015
                  2002                    238,122
                  2003                    239,699
                  2004                    104,749
                  2005                     85,714

The President of Renaissance is also a Director of the Company. Interest expense incurred with respect to certain Renaissance convertible debt (Note 2) was approximately $0, $15,000 and $12,000 in 2000, 1999 and 1998, respectively.

A principal of Duncan-Smith Co. is also a shareholder in and Director of the Company. Interest expense incurred with respect to the $650,000 promissory note was approximately $602, $61,000 and $61,000 in 2000, 1999 and 1998.


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

Total income tax expense (benefit) from continuing operations amounted to $0 in each of 2000, 1999 and 1998 (effective tax rates of 0%, in each of the three years) compared to an income tax expense of $71,000, $100,000 and $60,000 respectively, computed by applying the statutory rate of 34.0% to income from continuing operations. These differences are accounted for as follows (in 000's, except percentages):
                                                                Percent of
                                2000       1999        1998         Pretax
                             ----------  ---------  ----------   ----------
Computed "expected" tax      $      71   $     100  $      60          34%
Decrease in tax due to
  valuation allowance
  provided for deferred tax        (71)       (100)       (60)        -34%
                             ----------  ---------  ----------   ----------
                             $       -   $       -  $       -           0%

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 6.  Income Taxes (continued)

Deferred income tax assets (liabilities) result from differences in the recognition of revenues and expenses for income tax and financial reporting purposes.

The net deferred tax assets at October 31, 2000 and 1999 include the following:

                                                2000            1999
                                           --------------  --------------
Deferred tax assets                        $ 1,077,000     $ 1,494,000
Deferred tax liability                        (200,000)       (200,000)
Valuation allowance for net
 deferred tax assets                          (877,000)     (1,294,000)
                                           --------------  --------------
                                           $      -        $      -
                                           ==============  ==============

The Company has recorded a valuation allowance for its entire net deferred tax asset at October 31, 2000 and 1999 since management believes that it is more likely than not that the deferred tax asset will not be fully realized.

The tax effect of major temporary differences that gave rise to the Company's net deferred tax assets at October 31, 2000 and 1999 are as follows:

                                                2000            1999
                                           -------------   --------------
Net operating loss carry forwards          $ 1,050,000     $ 1,440,000
Allowance for doubtful accounts                  9,000          30,000
Accrued expenses                                18,000          24,000
Depreciation                                  (200,000)       (200,000)
                                           -------------   --------------
    Net deferred tax asset                 $   877,000     $ 1,294,000

As of October 31, 2000, the Company has available Federal net operating loss carryforwards of approximately $2,639,775 that may be applied against future Federal taxable income. These carryforwards expire at various dates through fiscal 2017.


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

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 7.  Stockholders' Equity (continued)

In April 1998, the Company granted 600,000 stock options, exercisable at $.10 per share, to its President. The options vest over two years and expire in April 2004. No options have been exercised as of October 31, 2000.

In September 1998, the Company adopted a qualified incentive stock option plan under Section 422 of the Internal Revenue Code. Options granted under the Plan will be granted at prices not less than fair value of the Company's stock at the date of grant, have a term not more than ten years and have other restrictions as determined by statute.

In September 1998, the Company granted a total of 604,500 stock options, exercisable at $.10 per share, to certain employees. The options expire November 2001. As a result of voluntary termination, 75,000 options expired in 1999 and 192,000 options expired in 2000. No options were exercised as of October 31, 2000.

Compensation expense that would have been recorded with respect to stock options and warrants issued in accordance with the basis of fair value pursuant to SFAS No. 123, if the Company had so elected, would have been approximately $22,500 in 2000 ($.05 per share), $0 in 1999, and $45,000 (less than $.01 per share) in 1998.

As of and for the year ended October 31, 2000, 450,000 stock options were issued; 1,137,500 options were outstanding and 342,000 were terminated. As of October 31, 1999, there were no stock options issued; 1,129,500 options were outstanding and 75,000 options terminated. As of October 31, 1998, there were 1,204,500 options issued and outstanding and 25,000 options were terminated.

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

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 7.  Stockholders' Equity (continued)

The Company issued warrants to purchase common stock to several parties. The following table summarizes the outstanding warrants for the year ended October 31, 2000 and 1999:
                           Outstanding                             Outstanding
                           Warrants                  Warrants        Warrants
                           October 31    Exercise    Expired in      October 31,
                             1999          Price     Fiscal Year       2000
                           -----------   --------    -----------   -------------
Consulting agreement,                    $.50
effective November 2, 1994               subject to
expiring November 1, 1999    100,000     adjustment     100,000        -

Financing agreement,                     $.25
effective August 1997,                   subject to
expiring in August 2002      650,000     adjustment        -         650,000

Former President, upon                   $.25
resignation in March 1998                subject to
expiring in March 2001       100,000     adjustment        -         100,000


Note 8.  Commitments and Contingencies

The Company leases certain equipment under operating leases expiring at various times through July 2001. Rent expense was approximately $24,000, $65,000 and $85,000 for the years ended October 31, 2000, 1999 and 1998, respectively. The following is a schedule of future minimum rental payments under operating leases as of October 31, 2000:

                  2001                  $12,211

Certain of the Company's employees are currently represented by the United Brotherhood of Carpenters and Joiners of America, Local Union No. 340 whose contract is in effect to February 2003. The contract contains provisions that affect compensation to be paid to employees included in the Union.

During 1998, the Company implemented an incentive bonus plan (the "plan") for certain members of management. The plan provides for annual incentives calculated as a percentage of the individual employee's salary. The expense for 2000, 1999 and 1998 amounted to approximately $22,500, $33,000 and $28,000, respectively.

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 8.  Commitments and Contingencies (continued)

Danzer has a contributory defined benefit pension plan covering all eligible employees who have elected to participate in the Plan. It is the Company's policy to fund pension costs as determined by the Plan's actuary. The weighted average discount rate and expected rate of return on long-term assets used in determining the actuarial present value of the projected benefit obligation were 7% each for the Plan's year ended December 31, 1999. The actuarial information included below, which is as of January 1, 2000, is for the Plan's fiscal year ended December 31, 1999, and is the most recent available information.

Pension expense for the year ended December 31, 1999, was as follows:

         Benefits earned (service cost)                      $   2,254
         Actual return on plan assets                          (22,399)
         Other items                                              (177)
         Interest expense                                       22,858
                                                              --------
                  Total pension expense                      $   2,536
                                                              ========

A summary of the status of the Plan as of December 31, 1999 is as follows:

         Projected benefit obligation:
             Vested                                          $(351,656)
             Non-vested                                              -
                                                             -----------
                                                              (351,656)
         Plan assets at fair value                             344,998
                                                              --------
         Funded status                                          (6,658)
         Unrecognized net actuarial loss                       (26,380)
         Deferred transition gain                               51,439
                                                              ----------
         Accrued pension cost                                $ (18,401)
                                                              ==========

The Company also has a defined contribution 401(k) plan which permits voluntary employee contributions up to 15% of compensation and which provides Company matching contributions of 25% to 50% of employee contributions not to exceed 6% of employee compensation. 401(k) plan expense for each of the years ended October 31, 2000, 1999 and 1998 was approximately $11,000, $7,000 and $6,000, respectively

On August 25, 1993, the Company entered into a royalty agreement structured as an asset sale and purchase agreement (the "Agreement") with Morrison Industries, L.P., DIP, a Delaware Limited Partnership, (the "Seller"), to buy certain "Intangible" and "Tangible" assets of the Seller, as defined. In consideration of the sale, the Company was required to pay monthly to the Seller, 5% of "Qualified Revenues" as defined, during years 1 through 5 of the Agreement and 2 1/2% of Qualified Revenues, up to $2,000,000 and 5% of Qualified Revenues in excess of $2,000,000 during years 6 through 10 of the Agreement. In addition, the Agreement stipulated certain annual and quarterly minimum sales levels and requires the Seller to enter into a non-

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 8.  Commitments and Contingencies (continued)

compete agreement indefinitely. During 1998, the Company entered into an agreement to buyout the remaining obligations of the original agreement. This buyout agreement releases the Company from the payment of any future royalties and other requirements. The Company is required to pay $200,000 in consideration for the buyout, to be paid $50,000 in March 1999, monthly installments of $11,111 from April 1999 through November 1999 and the remaining unpaid balance in December 1999. The $200,000 will be amortized over the remaining five years of the original agreement through 2003. At October 31, 2000, the $80,000 unamortized portion is included in "other assets" in the accompanying balance sheets. Royalty expense for 2000, 1999 and 1998 was $40,000, $40,000 and $54,000, respectively.


Note 9.  Related Parties

During 2000, 1999 and 1998, the Company paid a total of $23,000, $39,000 and $54,000, respectively, in management fees to two companies, principals of which are Directors of the Company.


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

                       Danzer Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 12.  Subsequent Event

In October 2000, the Company announced it was in discussions with Canron Corporation ("Canron") about entering into an agreement in which the Company would acquire Canron. The transactions would result in Canron shareholders owning approximately 91% of the fully diluted equity interests of Danzer if all Canron shareholders accepted the offer. Canron, headquartered in Oak Brook, Illinois, is a leading steel fabricator and erection company with approximately $220 million in gross revenue. An agreement is expected to be complete in the first quarter of fiscal year 2001.


Note 13.  Reclassifications

Certain immaterial reclassifications have been made to the 1999 and 1998 financial statements in order to enhance the comparability to the 2000 presentation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DANZER CORP.


                             By:     /s/ M. E. Williams
                             -----------------------------------
                             M. E. Williams
                             President, Chief Executive Officer and Director


January 19, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


January 19, 2001
                             By: /s/ Mark McGlaughlin
                             ---------------------------
                             Mark McGlaughlin
                             Chief Financial Officer

January 19, 2001
                             By: /s/ Goddhue W. Smith III
                             ----------------------------
                             Goodhue W. Smith III, Director

January 19, 2001
                             By: /s/ G. Russell Cleveland
                             ----------------------------
                             G. Russell Cleveland, Director