Form 10-Q
period 2001-01-31
DANZER CORP
filed 2001-03-15
CIK 825521

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

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

                   YES  X                          NO ____
                      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                Common Stock                                January 31, 2001
                ------------                               ----------------
                $.0001 par value                            17,760,015 shares

                        DANZER CORPORATION AND SUBSIDIARY

                                      INDEX










                                                                        PAGE(s)
                                                                        ------

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

  Review by Independent Accountants                                         3

  Consolidated Balance Sheets - January 31, 2001 and October 31, 2000.      4

  Consolidated Statements of Operations -
  Three Months Ended January 31, 2001 and 2000                              5

  Consolidated Statements of Cash Flows -
  Three Months Ended January 31, 2001 and 2000                              6

  Notes to Consolidated Financial Statements                                8

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      10


PART II - OTHER INFORMATION:                                               12

                        Review by Independent Accountants


The consolidated statement of financial position as of January 31, 2001, the consolidated statements of operations for the three-month period ended January 31, 2001 and 2000, and the consolidated statements of cash flows for the three-month period ended January 31, 2001 and 2000, have been reviewed by the registrant's independent accountants, Linton, Shafer & Company, P.A., whose report covering their review of the financial statements follows.



                         Independent Accountants' Report

Board of Directors
Danzer Corporation

We have reviewed the accompanying condensed consolidated balance sheets of Danzer Corporation and Subsidiary as of January 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended January 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of the Company as of October 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 13, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of October 31, 2000, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Linton, Shafer & Company, P.A.

February 26, 2001
Frederick, Maryland

                        DANZER CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                        JANUARY 31,       OCTOBER 31,
                                                                                           2001              2000
                                                                                     ----------------    --------------
                                                                                      ( Unaudited )       ( Audited )
CURRENT ASSETS
         Cash and cash equivalents                                                   $     -0-          $     -0-
         Accounts receivable, less allowance for doubtful
                  accounts of   $ 22,823 and $ 22,221 respectively                      675,359            988,194
Inventories                                                                             690,869            699,524
Prepaid expenses and other                                                               20,103             38,155
                                                                                     ----------         -----------
                           Total current assets                                      $1,386,331         $1,725,873
                                                                                     ----------         -----------

PROPERTY, PLANT AND EQUIPMENT                                                         4,054,045          4,054,045
         Less - accumulated depreciation and amortization                            (2,598,799)        (2,536,090)
                                                                                     -------------      -----------
                           Total property, plant and equipment, net                   1,455,246          1,517,955
                                                                                     -----------        -----------

OTHER ASSETS
         Other, net                                                                      58,455             62,034
         Morrison License                                                                70,004             80,004
                                                                                        -------          ----------
                           Other Total Assets                                           128,459            142,038

TOTAL ASSETS                                                                         $2,970,036         $3,385,866
                                                                                     ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
         Current portion of long-term debt                                           $  741,993         $  767,015
         Accounts payable                                                               413,626            651,728
         Accrued salaries and wages                                                      54,281             81,160
         Accrued expenses, other                                                         97,824            167,953
                                                                                      ----------        -----------
                 Total current liabilities                                            1,307,724          1,667,856

LONG-TERM DEBT, net of current portion                                                  724,123            782,442
                                                                                      ----------        -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)                                                       938,189            935,568
                                                                                      ----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                            $2,970,036         $3,385,866
                                                                                     ==========         ===========







The accompanying notes are an integral part of the consolidated financial statements

                        DANZER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED




                                                                                THREE MONTHS ENDED JANUARY 31,
                                                                                ------------------------------
                                                                                              2001            2000  .
                                                                                        ---------------   ------------

NET SALES                                                                               $  1,423,886      $ 1,202,726

COST OF GOODS SOLD                                                                         1,139,016        1,011,900
                                                                                        -------------     -----------

         GROSS PROFIT                                                                        284,870          190,826
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                                                             247,539          305,304
                                                                                        --------------    -----------

         GAIN (LOSS) OPERATIONS                                                         $     37,331      $  (114,478)
                                                                                        -------------     -----------

INTEREST EXPENSE, NET                                                                         38,762           40,225

OTHER  (INCOME) Expense                                                                      ( 4,053 )        ( 8,337 )
                                                                                        --------------    ------------


NET  GAIN (LOSS)                                                                        $      2,622      $  (146,368)
                                                                                        ==============    ============

PER COMMON SHARE DATA:

GAIN (LOSS) PER SHARE                                                                   $        .00      $     (.00)
                                                                                        ==============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                                       17,760,015       17,588,348
                                                                                        ============      ============



















The accompanying notes are an integral part of the consolidated financial statements

                        DANZER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED



                                                                                THREE MONTHS ENDED JANUARY 31,
                                                                                ------------------------------
                                                                                               2001              2000
                                                                                         ---------------    -------------

OPERATING ACTIVITIES:
         Net (Loss) income                                                               $     2,622        $  (146,368)
         Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization                                               76,288             75,750
                  Write-off of deferred financing fees                                           -0-                -0-
                  Net (increase) decrease in non-cash current assets:
                           Accounts receivable                                               314,756             73,796
                           Inventories                                                         8,655           (266,825)
                           Prepaid expenses and other                                         18,051             15,362
                           Provision for bad debt                                             (1,921)             5,538
                  Net increase (decrease) in non-debt current liabilities:
                           Accounts payable                                                 (238,102)           189,331
                           Accrued commissions, salaries and wages                           (26,879)           (74,633)
                           Accrued expenses, other                                           (70,129)             5,261
                  (Increase) decrease in other assets, net                                       -0-            (10,491)
                           Net cash provided by (used in) operating activities                83,340           (133,279)
                                                                                         ------------       -------------

INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                                               -0-            (28,707)
         Proceeds from sale of equipment                                                         -0-                -0-
                                                                                         ------------       -------------
                  Net cash used in investing activities                                          -0-            (28,707)

FINANCING ACTIVITIES:
         Deferred financing costs                                                                -0-            (26,000)
         Net borrowings (repayments) under revolving loan agreement                          (25,021)           140,696
         Payments of long-term debt                                                          (58,319)          (552,710)
         Proceeds from issuance of long term debt                                                -0-            600,000
                                                                                         ------------       -------------

                  Net cash provided by (used in) financing activities                        (83,340)          (161,986)
                                                                                         ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      -0-                -0-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   -0-                -0-
                                                                                         ------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $       -0-        $       -0-
                                                                                         ============       =============







The accompanying notes are an integral part of the consolidated financial statements

                        DANZER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED





                                                                                THREE MONTHS ENDED JANUARY 31,
                                                                                ------------------------------
                                                                                     2001            2000    .
                                                                                -------------    -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

                  Cash paid for -

                           Interest                                             $     38,762     $     40,225
                                                                                =============    =============

                           Income taxes                                         $      -0-       $      -0-
                                                                                =============    =============

































The accompanying notes are an integral part of the consolidated financial statements

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001



PART I.

NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Description of Business

     Danzer Corporation (the "Company") was incorporated on October 6, 1987. Effective August 1, 1988, Danzer Corporation acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. ("Global Holdings"). Danzer Industries, Inc. ("Danzer"), a wholly owned subsidiary of Danzer Corp., is principally engaged in the design, manufacture of truck bodies. Danzer's revenues represent approximately 100% of the Company's revenues and are generated throughout the United States

     The accompanying consolidated financial statements present the accounts of Danzer Corporation and its wholly owned subsidiary. The entities are collectively referred to herein as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation. The Company is on an October 31, fiscal year. The Company has filed all required filings for its year ending October 31, 2000 and incorporates by reference those filings. The reader should read the audit and accompanying footnotes in conjunction with this document. The figures as of January 31, 2000 and January 31, 2001 are unaudited.

     The Company uses the equity method of accounting for a 49% owned interest in a joint venture. The original investment is recorded at cost, adjusted for the Company's share of undistributed earnings or losses. The operations of the joint venture are presently immaterial.


Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of the following components:


                         January 31,          October 31,
                          2001                  2000
                          ----                  ----
Raw materials            353,222              335,037
Work-in-process          269,865              234,447
Finished goods            67,782              130,040
                         -------              -------
                         690,869              699,524


Work-in-process and finished goods include purchased materials, direct labor and allocated overhead.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001

NOTE . BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customers

The following is a list of the Company's customers, which represent 10% or more of consolidated net sales (from continuing operations):


                  TOTAL PERCENTAGE OF NET SALES

                                January 31        YEAR ENDED OCTOBER 31
                                                ----------------------
                                2001           2000       1999    1998    1997
                                ----           ----       ----    ----    ----
Elevator Manufacturer            -0-            -0-       -0-       4%     13%

Truck Body Manufacturer          55%            57%       63%      55%     41%


The Company's decision to exit the manufacturing of elevator parts and focus exclusively on the manufacturing of truck bodies resulted in the loss of revenues from sales of this division.

Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that effected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE  2.   FINANCING ARRANGEMENTS

           On January 21, 2000 Danzer closed on a financing arrangement with Banc of America Commercial Finance Corporation ("BACFC). As part of this financing arrangement, BACFC extended a $600,000 term loan secured by its land and building with terms of the loan calling for monthly installments due over 7 years with interest calculated at BACFC's prime rate plus 2.25%. Additionally BACFC is providing a revolving line of credit up to $1.15 million secured by accounts receivable and inventory. BACFS and Danzer have agreed upon advance rates, annual fees, audit fees, covenants and other terms customary with this type of financing. Danzer used proceeds from these loans to repay certain indebtedness.

           To provide additional availability under the BACFC revolving loan, Danzer entered into an agreement with Duncan-Smith Investments, Inc. (Duncan-Smith) whereby Duncan-Smith pledged a $150,000 certificate of deposit to provide additional availability to Danzer. Under terms of this agreement Danzer paid Duncan-Smith an origination fee of $7,500 and on a quarterly basis will pay a fee to Duncan-Smith if the Company utilizes this excess availability. Goodhue
W. Smith III is a principal in Duncan-Smith and is Chairman of the Board of the Company.

           Effective October 2, 2000 the loan agreement with BACFC was purchased by Wells Fargo Business Credit, Inc. ("Wells Fargo"). At January 31, 2001 the Company had $296,895 availability under its revolver secured by inventory and accounts receivables.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001


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

Results of Operations

                  For the quarter ended January 31, 2001 the Company reported sales of $1,423,886 versus sales of $1,202,726 for the quarter ended January 31, 2000. This increase of $221,160 was the result of a $289,934 increase in OEM truck body sales and a $68,774 decrease in Morrison Service bodies sales. The increase in OEM truck body sales from the prior year is attributable to the OEM customer's purchase order not expiring in mid-December as it had in 1999. Morrison Service bodies sales were less due to the economical affects of an election year and chassis availability from the major changeovers at the truck manufacturers.

                  Gross profit for the quarter ending January 31, 2001 was $284,870 representing an increase of $94,044 from the $190,826 gross profit realized in the quarter ending January 31, 2000. This increase in gross profits was primarily a result of increase of shipments to its largest customer. Additionally, Danzer implemented a modest price increase to its largest customer in October, 2000.

                  The Company's selling general and administrative expenses declined $57,764 to $247,539 in the January 31, 2001 quarter versus $305,303 in the January 31, 2000 quarter. The primary reasons for the reduction were the turnover of sales personnel in the northeast territory, reduction in advertising, no requirements for literature reproduction, fewer warranty claims, and reduced headcount in administrative positions.

                  At January 31, 2001 Danzer had a backlog of $687,218 versus a backlog of approximately $1,034,200 at October 31, 2000. The primary reason for the backlog decline is a reduced level of orders from the Company's largest customer. This order is usually received in December. Due to changes in the purchasing department of the end user of this product the order for the full year has not been received. To date Danzer has received small quantity purchase orders from the customer, but is anticipating the total sales of this product in fiscal 2001 to be equal to or better than in fiscal 2000.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001


Liquidity and Capital Resource
------------------------------

Cash flow from operations in fiscal quarter January 31, 2001 improved to a positive $83,340 versus a negative $133,279 in fiscal quarter January 31, 2000. This improvement reduction was the result of the increase in sales and the resulting increase in gross margin and the reduction in Selling, General and Administrative expenses.

During the three-month period ending January 31, 2001 the Company increased its working capital position marginally. At the end of the October 31, 2000, the Company had working capital of $58,017. Working capital increased to $78,607 at January 31, 2001. The primary changes were a decrease in current accounts receivables of $314,756, a decrease of $238,102 in accounts payable and a decrease of $70,129 in accrued expenses caused by revised management estimates during the first quarter of FY2001. In the quarter ending January 31,2001 the Company made no capital expenditures. Long term debt of $58,319 was repaid.

 .

In light of the Company's backlog at January 31, 2001, its projected cash flow from operations, the market for the Company's products, its reliance on a single customer for over 55% of its sales, and the amount of debt on the balance sheet, it is anticipated that the Company may need increased sales, an increase in its profit margin and/or an infusion of capital in order to sustain its operations. The Company's ability to meet certain interest and principal payments, as well as its working capital needs to execute its backlog and generate sales volume during fiscal 2001, will be dependent upon the success of the Company's efforts to increase sales volume, attain profitability on new product lines and receive the full year order from its major customer.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001



PART II OTHER INFORMATION

     Previously, Danzer announced it had entered into discussions with Canron Corporation ("Canron") about the possibility of a merger. In February 2001, the Board of Directors discontinued all discussions with Canron. The Board, however, has received a new proposal from Obsidian Capital Partners, L.P. ("Obsidian") to consider a business combination with three entities controlled by Obsidian. Pursuant to the proposal, Danzer and Obsidian have agreed to discuss an agreement whereby Danzer would acquire from Obsidian its equity ownership in three separate operating companies in exchange for convertible preferred stock of Danzer representing not less than 77.88% of the issued and outstanding equity interests of Danzer on a fully diluted and as converted basis. Obsidian, headquartered in Indianapolis, Indiana, is a private equity leveraged buyout fund that specializes in buying controlling positions in small companies. The three entities whose ownership is to be exchanged for Danzer shares had approximately $54 million in gross revenues and nearly $4 million in operating profit for fiscal 2000 on a consolidated basis.

     Although the parties are engaged in discussions with regard to the proposal by Obsidian, no agreement with regard to the material terms of any transaction has been reached. Any transaction between Obsidian and Danzer would be subject to the negotiation, execution and delivery of definitive documentation, the approval of Danzer's Board of Directors, the satisfaction of any regulatory requirements, completion of the parties respective due diligence and the obtaining of any necessary approvals from third parties. None of the convertible preferred stock of Danzer proposed to be issued in exchange for equity securities of Obsidian has been or will be registered under the Securities Act of 1933, as amended, or the securities laws of any state and none of such securities may be offered or sold in the United States of America absent registration under the Securities Act of 1933, as amended, and any applicable state securities laws or the availability of an exemption from such registration requirements. No assurance can be given that any definitive agreement relating to a proposed transaction among Danzer and Obsidian will be reached, what the material terms of any such agreement will be, or if the transactions contemplated in any such agreement, if reached, will ultimately be consummated.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DANZER CORPORATION
                                  (Registrant)






Date:    March 12,2001

                                        /s/Mark McGlaughlin
                                     ------------------------------
                                     Mark McGlaughlin, Chief Financial Officer