Form 10-Q
period 2001-04-30
DANZER CORP
filed 2001-06-14
CIK 825521

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

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

                                                              Outstanding at
                  Common Stock                                April 30, 2001

                  $.0001 par value                            17,760,015 shares

                        DANZER CORPORATION AND SUBSIDIARY

                                      INDEX










                                                                        PAGE(s)
                                                                        ------

PART I - CONSOLIDATED FINANCIAL STATEMENTS:

    Review by Independent accountants                                         3
      Consolidated Balance Sheets - April 30, 2001 and October 31, 2000.      4

    Consolidated Statements of Operations -                                   5
      Three Months and Six Months Ended April 30, 2001 and 2000

    Consolidated Statements of Cash Flows -                                   6
      Three Months Ended April 30, 2001 and 2000

    Notes to Consolidated Financial Statements                                8

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                          10


PART II - OTHER INFORMATION:                                                 13

                        Review by Independent Accountants
                        ---------------------------------

The consolidated statement of financial position as of April 30, 2001, the consolidated statements of operations for the three-month and six-month periods ended April 30, 2001 and 2000, and the consolidated statements of cash flows for the six-month period ended April 30, 2001 and 2000, have been reviewed by the registrant's independent accountants, Linton, Shafer & Company, P.A., whose report covering their review of the financial statements follows.



                         Independent Accountants' Report
                         -------------------------------

Board of Directors
Danzer Corporation

We have reviewed the accompanying condensed consolidated balance sheets of Danzer Corporation and Subsidiary as of April 30, 2001, and the related condensed consolidated statement of operations for the three-month and six-month periods ended April 30, 2001 and the consolidated statement of cash flows for the six-month period ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

/s/ Linton, Shafer & Company, P.A.

June 6, 2001
Frederick, Maryland

                        DANZER CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                            APRIL 30,       OCTOBER 31,
                                                                                              2001              2000
                                                                                        ----------------  ----------

                                                                                        ( Unaudited )         ( Audited )
CURRENT ASSETS
         Cash and cash equivalents                                                      $    25,958               -0-
           Accounts  receivable, less allowance for doubtful
         accounts of   $21,315 and $ 22,221 respectively                                    839,231             988,194
Inventories                                                                                 482,121             699,524
Prepaid expenses and other                                                                   23,440              38,155
                                                                                            -------           ---------
                                    Total current assets                                  1,370,750           1,725,873
                                                                                          ---------           ---------


PROPERTY, PLANT AND EQUIPMENT                                                             4,074,925           3,941,593
         Less - accumulated depreciation and amortization                                (2,662,204)         (2,536,090)
                                                                                          ---------           ---------
                        Total property, plant and equipment, net                          1,412,721           1,517,955
                                                                                          ---------           ---------



OTHER ASSETS
         Other, net                                                                          54,876              62,034
         Morrison License                                                                    60,004              80,004
                                                                                        -----------           ---------
                           Other Total Assets                                               114,880             142,038

TOTAL ASSETS                                                                            $ 2,898,351         $ 3,385,866
                                                                                        ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Current portion of long-term debt                                              $   728,112         $   767,015
         Accounts payable                                                                   428,656             651,728
         Accrued salaries and wages                                                          80,401              81,160
         Accrued expenses, other                                                             55,446             167,953
                                                                                        -----------         -----------
                  Total current liabilities                                               1,292,615           1,667,856

LONG-TERM DEBT, net of current portion                                                      664,697             782,442
                                                                                        -----------         -----------

STOCKHOLDERS' EQUITY                                                                        941,039             935,568

         TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                      $ 2,898,351         $ 3,385,866
                                                                                        ===========         ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                        DANZER COPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED



                                        THREE MONTHS ENDED APRIL 30,            SIX MONTHS ENDED APRIL 30,
                                    ----------------------------------          --------------------------------
                                         2001               2000                     2001              2000
                                    -------------       --------------          --------------    --------------

NET SALES                           $ 1,559,929         $ 2,284,021             $ 2,983,815       $ 3,486,747

COST OF GOODS SOLD                    1,257,554           1,807,279               2,396,570         2,819,179
                                    -----------         -----------             ------------      ------------

         GROSS PROFIT                   302,375             476,742                 587,245           667,568
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES        265,322             350,640                 512,861           655,944
                                    -----------         -----------             ------------      ------------

INCOME (LOSS) FROM OPERATIONS            37,053             126,102                  74,384            11,624
                                    -----------         -----------             ------------      ------------


INTEREST EXPENSE, NET                    39,184              51,875                  77,946            92,100
OTHER (INCOME) NET                       (4,980)             (7,805)                 (9,033)          (16,141)
                                    -----------         -----------              -----------      ------------


NET INCOME  (LOSS)                        2,849              82,032                   5,471           (64,335)


PER COMMON SHARE DATA:

NET INCOME (LOSS) per SHARE         $       .00         $         0             $       .00      ($      .00 )
                                    ===========         ===========             ============      ============



WEIGHTED AVERAGE
 SHARES OUTSTANDING                  17,760,015          17,738,348              17,760,015        17,738,348
                                    ============        ===========             ============      ============










                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        DANZER COPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                                                SIX  MONTHS ENDED APRIL 30,
                                                                                ----------------------------
                                                                                    2000            2001
                                                                                ------------    ------------

OPERATING ACTIVITIES:
         Net (Loss) income                                                      ($ 64,335)           5,471
         Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                  Depreciation and amortization                                   161,150          153,272
                  Net (increase) decrease in non-cash current assets:
                           Accounts receivable                                  ( 403,063)         154,917
                           Inventories                                          ( 149,796)         217,403
                           Prepaid expenses and other                              24,217           14,115
                           Provision for bad debt                                  11,423           (5,954)
                  Net increase (decrease) in non-debt current liabilities:
                           Accounts payable                                       249,269        ( 223,073)
                           Accrued commissions, salaries and wages                  6,172        (  35,735)
                           Accrued expenses, other                              (  25,706)       (  77,527)
                  (Increase) decrease in other assets, net                         47,752              600
                                                                                ----------       -----------
                           Net cash provided by (used in) operating activities  ( 142,917)         203,489
                                                                                ----------       -----------

INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                              (  79,814)       (  20,880)
         Proceeds from sale of equipment                                              -0-              -0-
                                                                                ----------       -----------
                  Net cash used in investing activities                         (  79,814)       (  20,880)

FINANCING ACTIVITIES:
         Deferred Financing Fees                                                (  72,624)             -0-
         Net borrowings (repayments) under revolving loan agreement               437,276        (  32,157)
         Payments of long-term debt                                             ( 645,661)       ( 124,494)
         Proceeds from issuance of long term debt                                 600,000               0
                                                                                ----------       -----------

                  Net cash provided by (used in) financing activities             318,991        ( 156,651)
                                                                                ----------       -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                        96,260           25,958

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        -0-              -0-
                                                                                ----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  96,260        $  25,958
                                                                                ==========       ===========




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        DANZER COPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED





                                                                                SIX  MONTHS ENDED APRIL 30,
                                                                                -----------------------------
                                                                                    2001             2000
                                                                                ---------------  ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

                  Cash paid for -

                           Interest                                             $    77,946      $    92,100
                                                                                ===============  ============

                           Income taxes                                         $         0      $         0
                                                                                ===============  ============
































                 The accompanying notes are an integral part of
                     the consolidated financial statements

                        DANZER COPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 2001



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

     The accompanying consolidated financial statements present the accounts of Danzer Corporation and its wholly owned subsidiary. The entities are collectively referred to herein as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation. The Company is on an October 31, fiscal year. The Company has filed all required filings for its year ending October 31,2000 and incorporates by reference those filings. The reader should read the audit and accompanying footnotes in conjunction with this document. The figures as of April 30, 2001 and April 30, 2000 are unaudited.

     The Company uses the equity method of accounting for a 49% owned interest in a joint venture. The original investment is recorded at cost, adjusted for the Company's share of undistributed earnings or losses. The operations of the joint venture are presently immaterial.

Inventories

Inventories are stated at the lower of cost (first in, first - out) or market and are comprised of the following components:


                              April 30,          October 31,
                                2001                2000
                                -----               ----
Raw materials            $      224,227      $      335,037
Work-in-process                 222,862             234,447
Finished goods                   35,032             130,040
                         --------------      --------------
          Total          $      482,121      $      699,524


Work-in-process and finished goods include purchased materials, direct labor and allocated overhead.

                        DANZER COPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 2001


NOTE 1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customers

The following is a list of the Company's customers that represent 10% or more of consolidated net sales (from continuing operations):

                          TOTAL PERCENTAGE OF NET SALES

                             April 30         YEAR ENDED OCTOBER 31
                                              ----------------------
                             2001             2000   1999    1998   1997
                             ----             ----   ----    ----   ----


Elevator Manufacturer          0%               0%     0%      4%    13%

Truck Body Manufacturer       56%              57%    63%     55%    41%


The Company's decision to exit the manufacturing of elevator parts and focus exclusively on the manufacturing of truck bodies resulted in the loss of revenues from sales of this division.

Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles require Management to make estimates and assumptions that effected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 2.    FINANCING ARRANGEMENTS

           On January 21, 2000, Danzer closed on a financing arrangement with Banc of America Commercial Finance Corporation ("BACFC). As part of this financing arrangement, BACFC extended a $600,000 term loan secured by its land and building terms of the loan call for monthly installments due over 7 years with interest calculated at BACFC's prime rate plus 2.25%. Additionally BACFC is providing a revolving line of credit up to $1.15 million secured by accounts receivables and inventory. BACFS and Danzer agreed upon advance rates, annual fees, audit fees covenants and other terms customary with this type of financing. Danzer used proceeds from these loans to repay certain indebtedness. On October 2, 2000, BACFC sold these notes to Wells Fargo Business Credit ("Wells Fargo"). Wells Fargo continues to service the loans just as BACFC did.
           To provide additional availability under the BACFC revolving loan, Danzer entered into an agreement with Duncan-Smith Investments, Inc. (Duncan-Smith) whereby Duncan-Smith pledged a $150,000 certificate of deposit to provide additional availability to Danzer. Under terms of this agreement Danzer paid Duncan-Smith an origination fee of $7,500 and on a quarterly basis paid a fee to Duncan-Smith if the Company utilized this excess availability. Goodhue W. Smith III is a principal in Duncan-Smith and is Chairman of the Board of the Company. Through October 31, 2000 the Company made only limited use of this facility. This facility matured in January 2001. Danzer was desirous of extending this arrangement. In January 2001 the Company entered into a new agreement with Duncan-Smith. Under the new agreement, Danzer pays a quarterly fee of $2,000, pays no utilization fee and has the right to terminate this arrangement on 90 days written notice to Duncan-Smith. On April 30, 2001, the Company had $457,947 in availability under the line of credit. This availability does not include any availability under the advance from Duncan-Smith.

                        DANZER COPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 2001


Note 3. Management's discussion and analysis of financial condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the non-audited financial statements and related notes of the Company included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties.

The Company's ability to increase sales depends on many factors not within the Company's control including planned capital expenditures by end users, general economic conditions and pricing policies by competitors. The Company's decision to focus exclusively on truck body sales also increases the risk of selling to only on industry segment.

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


Results of Operations
---------------------
Three Months
------------
     For the quarter ended April 30, 2001 the Company reported sales of $1,559,929 versus sales of $2,284,021 for the quarter ended April 30, 2000. This 31.7% decrease was primarily a result of a reduction of $354,596 in shipments to its largest customer. Danzer shipped $884,176 to this customer in the quarter ending April 30, 2001 versus $1,238,772 in the quarter ending April 30, 2000.

     Gross profits for the quarter ending April 30, 2001 were $302,375 versus gross profits of $476,742 in the quarter ending April 30, 2000. The decrease is primarily due to the higher fixed cost component of manufacturing overhead being spread over fewer units being sold. The gross profit margin for the three months ending April 30, 2000 was 20.9% versus 19.4% in the April 30, 2001 quarter. Management of Danzer recognizes this gross profit margin to be below acceptable levels, but believes that with increased units sold margins will increase to more acceptable levels. Danzer is reviewing all aspects of the manufacturing process to identify potential savings.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 2001

Note 3 Management's discussion and analysis of financial condition and Results of Operations (Continued)

Selling, general and administrative expenses for the quarter ending April 30, 2001 totaled $265,322 versus $350,640 for the quarter ending April 30, 2000. Of this $85,318 decrease, $66,486 is attributable to lower administrative expenses. A portion of this lower administrative expense is a result of lower salary and bonuses for administrative staff. The Company did lose a salesman in one of its territories and has subsequently filled this position after the end of the second quarter.

     Interest expense for the three months ending April 30, 2001 was $39,184 or $12,691 lower than for the comparable three-month period in 2000. This reduction is a result of a lower interest rates and lower amounts borrowed on the line of credit. This trend is expected to continue for the full fiscal year.

     For the quarter ending April 30, 2001 the Company earned $2,849 versus $82,032 for the quarter ending April 30, 2000.

Six Months
----------
     For the six months ended April 30, 2001 Danzer realized revenues of $2,983,815 versus $3,486,747 in revenues for the six months ending April 30, 2000. Of this $ 502,932 decrease $439,951 were OEM sales and $62,981 were sales of the Morrison line. The Company increased prices on its OEM service bodies effective November 1, 2000. In addition, due to the lower purchase order received from the Company's major customer certain volume purchase discounts were not earned by this customer.

     While gross profits decreased from $667,568 in the April 30, 2000 quarter to $587,245 in the April 30, 2001 quarter, the gross profit margins were higher 19.6% versus 19.1%. This increase is attributed to the previously mentioned price increases to its largest customer.

     Selling, general and administrative expenses for the April 30, 2001 quarter were $512,861 versus $655,944 in the quarter ending April 30, 2000. This decrease is a result of an aggressive cost containment program by management. Administrative salaries, commissions, travel, fringe benefits and bank finance fees were all less than in the previous quarter. Accruals for management bonuses were less then in prior year accruals. Interest expense for the quarter ending April 30, 2001 was $14,154 lower than in the same quarter of the prior year with a total expense of $77,946. This lower interest expense was a result of smaller outstanding balances on the line of credit and lower interest rates. Danzer was negatively impacted by a requirement to pay a certain minimum amount of interest to its lender.

     For the six months ending April 30, 2001 the Company reported an income of $ 5,471 versus a loss of $64,335 in the quarter ending April 30, 2000.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 2001

Note 3 Management's discussion and analysis of financial condition and Results of Operations (Continued

Liquidity and Capital Resource
------------------------------
     Cash flow from operations increased during the six months ending April 30, 2001 by $203,489 over the October 31,2000 figures. This improvement was the result of the lower revenues requiring substantially less accounts receivable, lower accrued expenses and lower inventories. Even though accounts payable were lower the reduction in the current assets was greater. The Company made a concerted effort to minimize inventories during this period by reducing the amount of finished goods inventory by $95,008. Also because of the lower revenues, the amount borrowed on the line of credit was substantially below the figures at year-end.

     Investing activities utilized for capital items $20,880 in cash for fiscal quarter April 30, 2001. Capital expenditures were made to purchase a die to form a new style drip edge on all our truck bodies manufactured. This compares to $79,814 invested in the same six-month period the prior year.

     Effective January 21, 2000, the Company and Banc of America Commercial Finance Corporation ("BOACFC") entered into a loan agreement whereby BOACFC agreed to lend the Company $600,000 pursuant to a 7 year term loan and arrange a $1.15 million working capital credit facility (the "BOACFC Loan"). Upon closing, the BOACFC Loan replaced the Company's facility with Finova and paid off the Duncan Smith Company Note in full. The Company has received indications from its largest customer that there requirements for product will be at a greater levels. Accordingly Danzer is anticipating that its working capital requirements will increase dramatically in its third quarter. The Company believes it will be able to meet these needs by utilizing its line of credit and increasing its payables and accrued liabilities.

                        DANZER CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED APRIL 30, 2001





PART II OTHER INFORMATION

     Danzer has entered into a preliminary agreement with Obsidian Capital Partners, L.P. and two of its principals ("Obsidian") with regard to a business combination with four entities of Obsidian. It is anticipated that the transaction will close in June 2001. Once all of the entities are combined with Danzer, Obsidian will have effective control of Danzer. The combination will be effected with Danzer issuing convertible preferred stock. Although a tentative agreement has been reached with the principals of Obsidian, there can be no assurances that a final agreement will be negotiated and approved by all the necessary parties, or that all the necessary approvals of any regulatory bodies or lenders will be obtained.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DAZNER CORPORATION
                                      (Registrant)






Date:    June 12, 2001                /S/ Mark McGlaughlin

                                      -----------------------------------------
                                      Mark McGlaughlin, Chief Financial Officer