Form 10-Q
period 2001-07-31
DANZER CORP
filed 2001-09-04
CIK 825521

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   Form 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the nine months ended July 31, 2001

                                       OR

             [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

                         Commission file number 0-17430

                               DANZER CORPORATION

             (Exact name of registrant as specified in its charter)

                New York                               13-3431486
    (State of other jurisdiction of                   (IRS Employer
    Incorporation or organization)                  Identification No.)

            17500 York Road
            Hagerstown, MD                               21740
(Address of principal executive offices)               (Zip Code)

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

               YES [X]                       NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock                  Outstanding at
               $.0001 par value              July 31, 2001
                                             36,007,855 shares

                      DANZER CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION:

  Item 1 - Condensed Consolidated Financial Statements:

     Review by Independent Accountants                                         3
       Condensed Consolidated Balance Sheets - July 31, 2001
       and December 31, 2000                                                   4

       Condensed Consolidated Statements of Operations                         5
       Nine Months Ended July 31, 2001 and July 31, 2000
       Three Months Ended July 31, 2001 and 2000

       Condensed Consolidated Statements of Cash Flows                         6
       Nine Months Ended July 31, 2001 and July 31, 2000

       Notes to Condensed Consolidated Financial Statements                    8

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      20

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk         27


PART II - OTHER INFORMATION:

  Item 2 - Changes in Securities                                              28

  Item 4 - Submission of Matters to a Vote of Security Holders                31

  Item 6 - Exhibits and Reports on Form 8-K                                   31

                       Review by Independent Accountants
                       ---------------------------------


The consolidated statement of financial position as of July 31, 2001, the consolidated statements of operations for the nine-month period ended July 31, 2001, and the consolidated statements of cash flows for the nine-month period ended July 31, 2001, have been reviewed by the registrant's independent accountants, Linton, Shafer & Company, P.A., whose report covering their review of the financial statements follows.


                        Independent Accountants' Report
                        -------------------------------

Board of Directors
Danzer Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Danzer Corporation and Subsidiaries as of July 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended July 31, 2001. These financial statements are the responsibility of the Company's management.

We have also reviewed the condensed balance sheet of U.S. Rubber Reclaiming, Inc. (the accounting acquirer) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein). These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in Note 2 and 3, the Company has made an estimate of the Danzer Corporation preliminary valuation of purchase price and a preliminary allocation of purchase price. These estimates are material and are based upon the information as described in the footnotes. The financial statements do not include any adjustments that might result from the subsequent revision of these estimates.


                                        Linton, Shafer & Company, P.A.

September 4, 2001
Frederick, Maryland

                      DANZER CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                                                   December 31,
                                                July 31, 2001         2000
                                                 (Unaudited)       (Unaudited)
                                                --------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                     $   380,685         $   217,266
  Accounts receivable, net of allowances          3,835,851           1,739,573
  Accounts receivable, related party                461,648                   -
  Inventories, net of reserves                    5,946,314             677,027
  Prepaid expenses and other current assets       1,238,978             582,180
                                                --------------------------------
Total current assets                             11,863,476           3,216,046

Property, plant and equipment, at cost, net      23,757,212           7,929,180
Other assets, including intangibles              15,168,874              76,200
                                                --------------------------------
Total assets                                    $50,789,562         $11,221,426
                                                ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt             $12,128,783         $ 2,797,001
  Accounts payable                                2,603,261             508,820
  Accrued salaries and wages                        486,411              51,536
  Accrued expenses, other                           392,950             113,936
  Accounts payable, related parties                 468,498             158,733
  Deferred revenue                                  621,589                   -
                                                --------------------------------
Total current liabilities                        16,701,492           3,630,026

Long-term debt, net of current portion           24,969,072           4,801,400
Due to related parties                            1,840,958                   -
Deferred compensation and income taxes            2,295,209           1,910,000
                                                --------------------------------
Total liabilities                                45,806,731          10,341,426

Commitments and contingencies                             -                   -

Stockholders' equity:
  Common stock, par value $.0001 per share;
   40,000,000 shares authorized in 2001;
   20,000,000 in 2000; 36,007,855 shares
   outstanding in 2001 and 17,618,218 shares
   outstanding in 2000                                3,601               1,000
  Preferred stock, Series C convertible
   preferred stock, par value $.001,
   4,500,000 authorized and 3,739,169 shares
   issued and outstanding in 2001, no shares
   issued and outstanding in 2000                     3,739                   -
  Additional paid-in capital                      5,842,043             879,000
  Accumulated deficit                              (866,552)                  -
  Less treasury stock at cost, 95,579 shares
   in 2001 and 2000                                       -                   -
                                                --------------------------------
Total stockholders' equity                        4,982,831             880,000
                                                --------------------------------
Total liabilities and stockholders' equity      $50,789,562         $11,221,426
                                                ================================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      DANZER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   UNAUDITED

                                                           Two Months    Seven Months         Combined       Nine
                                  Three Months Ended          Ended          Ended           Nine Months    Months
                                       July 31,            December 31,     July 31,            Ended        Ended
                                -----------------------       2001            2001            July 31,      July 31,
                                   2001         2000     Preacquisition  Postacquisition        2001          2000
                                -----------------------  ------------------------------------------------------------
Net sales                       $4,934,872   $3,033,009    $1,998,213      $10,450,846      $12,449,059    $8,781,700
Cost of goods sold               4,311,953    2,512,684     1,890,293        9,076,431       10,966,724     7,517,026
                                -----------------------    ----------------------------------------------------------
Gross profit                       622,919      520,325       107,920        1,374,415        1,482,335     1,264,674

Selling, general and
 administrative expenses           884,304      663,022       136,741        1,535,440        1,672,181     1,146,078
                                -----------------------    ----------------------------------------------------------
Income (loss) from
 operations                       (261,385)    (142,697)      (28,821)        (161,025)        (189,846)      118,596

Interest (expense), net           (373,936)    (136,228)      (31,174)        (772,560)        (803,734)     (390,731)
Other income, net                    4,815      110,216        21,927           15,601           37,528       250,853
                                -----------------------    ----------------------------------------------------------
Income (loss) before
 income taxes                     (630,506)    (168,709)      (38,068)        (917,984)        (956,052)      (21,282)

(Provision for) benefit
 from income taxes                  60,532       55,714        14,411           51,432           65,843        (6,879)
                                -----------------------    ----------------------------------------------------------
Net income (loss)               $ (569,974)  $ (112,995)   $  (23,657)     $  (866,552)     $  (890,209)   $  (28,161)
                                =======================    ==========================================================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      DANZER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                            Two Months     Seven Months      Combined          Nine
                                              Ended           Ended         Nine Months       Months
                                           December 31,      July 31,          Ended          Ended
                                               2000            2001           July 31,       July 31,
                                          Preacquisition  Postacquisition       2001           2000
                                          -----------------------------------------------------------
Cash from operating activities:
  Net income (loss)                         $ (23,657)     $   (866,552)   $   (890,209)    $ (28,161)

Adjustments to reconcile net income
 (loss) to cash provided by (used in)
 operations:
  Depreciation                                 90,508           653,492         744,000       409,290
  Amortization                                    438           155,171         155,609         5,647
  Loss (gain) on sale of assets                     -            22,267          22,267             -
  (Increase) decrease in:
    Accounts receivable                       (96,262)          977,819         881,557      (276,134)
    Inventories                               180,644           788,522         969,166       155,105
    Prepaids and other current assets         (91,694)         (349,773)       (441,467)     (280,594)
  Increase (decrease) in:
    Accounts payable                          111,055           (14,328)         96,727       455,492
    Accrued expenses                          (54,021)       (1,263,775)     (1,317,796)       (6,745)
    Other current liabilities                  10,093          (164,131)       (154,038)      (22,918)
    Deferred revenue                                -           (49,373)        (49,373)            -
                                            ---------------------------------------------------------
Total adjustments                             150,761           755,891         906,652       439,143
                                            ---------------------------------------------------------
Cash provided by (used in) operations         127,104          (110,661)         16,443       410,982
                                            ---------------------------------------------------------
Cash from investing activities:
  Payments to acquire subsidiaries,
   net of cash acquired                             -       (18,087,196)    (18,087,196)            -
  Purchase of property and equipment                           (885,456)       (885,456)     (823,285)
  Repayments from (advances to)
   related party                             (117,836)         (434,738)       (552,574)            -
                                            ---------------------------------------------------------
Cash provided by (used in)
 investing activities                        (117,836)      (19,407,390)    (19,525,226)     (823,285)
                                            ---------------------------------------------------------

                                  (Continued)

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      DANZER CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   UNAUDITED

                                    Two Months     Seven Months      Combined          Nine
                                      Ended           Ended         Nine Months       Months
                                   December 31,      July 31,          Ended          Ended
                                       2000            2001           July 31,       July 31,
                                  Preacquisition  Postacquisition       2001           2000
                                  -----------------------------------------------------------
Cash from financing activities:
  Proceeds from long-term debt
   borrowings                             -         15,681,442      15,681,442             -
  Repayments of long-term debt       (7,923)          (723,228)       (731,151)     (260,457)
  Net borrowings (repayments)
   on credit line                   (50,000)           258,357         208,357       645,964
  Advances from related parties           -          1,161,099       1,161,099             -
  Debt issuance cost                      -            (76,200)        (76,200)            -
  Issuance of common stock of
   subsidiaries                           -          3,380,000       3,380,000             -
                                   ---------------------------------------------------------
Cash provided by (used in)
 financing activities               (57,923)        19,681,470      19,623,547       385,507
                                   ---------------------------------------------------------
Net increase (decrease) in
 cash                               (48,655)           163,419         114,764       (26,796)

Cash beginning of period            265,921            217,266         265,921       209,305
                                   ---------------------------------------------------------

Cash end of period                 $217,266        $   380,685     $   380,685     $ 182,509
                                   =========================================================
Supplemental disclosures of
 cash flow information:

Interest paid                      $ 28,632        $   740,562     $   769,194     $ 390,731
Tax (refunds), net of
 refunds received                  $      -        $  (163,000)    $  (163,000)    $  37,122

Noncash items:
  Imputed seller note from
   acquisition                     $      -        $   822,827     $   822,827     $       -
  Subordinated debt acquired
   in acquisition                  $      -        $ 3,250,000     $ 3,250,000     $       -
  Debt converted to equity         $      -        $   310,000     $   310,000     $       -
  Noncash dividend - reduction
   in inventory                    $700,000        $         -     $   700,000     $       -
  Noncash dividend - reduction
   in retained earnings            $700,000        $         -     $   700,000     $       -

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Danzer Corporation ("Danzer" or the "Company"), a publicly traded New York Corporation, was reorganized through an Acquisition and Plan of Reorganization with U.S. Rubber Reclaiming, Inc. and Related Entities ("U.S. Rubber Companies"), which was consummated on June 21, 2001 (the "Effective Date"). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The Acquisition and Plan of Reorganization of Danzer with U.S. Rubber Companies (see Note 2, the "Acquisition and Plan of Reorganization") was accounted for as a reverse acquisition as the shareholders of the U.S. Rubber Companies owned a majority of the outstanding stock of Danzer subsequent to the Acquisition and Plan of Reorganization. For accounting purposes, U.S. Rubber Reclaiming, Inc. is deemed to have acquired Danzer.

The fiscal 2000 financial information presented herein represents only the
                                                                  ----
financial results of U.S. Rubber Reclaiming, Inc.

All fiscal 2001 financial information presented in the Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows represents the results for U.S. Rubber Reclaiming for the periods stated and includes the financial results of Champion Trailer, Inc. from January 1, 2001 through July 31, 2001, Pyramid Coach, Inc. and DW Leasing, LLC on a combined basis from June 21, 2001 through July 31, 2001, and Danzer for the postmerger period extending from June 21, 2001 to July 31, 2001. In addition, the 2001 financial information presented in the Condensed Consolidated Statements of Operations and Cash Flows do not include the financial results of United Expressline, Inc., which was purchased on July 31, 2001. The operating results for the quarter and nine-month period ended July 31, 2001, are not necessarily indicative of the results that may be expected for any future periods.

The resulting entities, considered accounting subsidiaries of U.S. Rubber Reclaiming (the accounting acquirer) and legal subsidiaries of Danzer after the Acquisition and Plan of Reorganization, are as follows:

U.S. Rubber Reclaiming, Inc. ("U.S. Rubber", the accounting acquirer), which is engaged in reclaiming scrap butyl rubber into butyl reclaim for resale to manufacturers of rubber products.

Danzer Corporation (Danzer, the legal acquirer), a holding company.

Danzer Industries, Inc. ("Danzer Industries"), which is principally engaged in the design, manufacture and sale of truck bodies.

Pyramid Coach, Inc. ("Pyramid"), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The financial statements also include the assets, liabilities, equity and results of operations of D.W. Leasing, LLC. DW Leasing, LLC owns all coaches operated by Pyramid. All intercompany transactions are eliminated in combination of this entity.

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF
    SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Champion Trailer, Inc. ("Champion"), which manufactures and sells transport trailers to be used primarily in the auto racing industry.

United Expressline, Inc. ("United") manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

All significant intercompany transactions and balances have been eliminated in consolidation. Also see notes below for other significant accounting policies.

2.  ACQUISITION AND PLAN OF REORGANIZATION

On June 21, 2001 ("Acquisition Date"), a change of control of the Registrant occurred. Through an Acquisition Agreement and Plan of Reorganization dated June 21, 2001 (the "Reorganization Agreement") by and among Danzer, Danzer Industries, Inc., a wholly owned subsidiary of Danzer, and Obsidian Capital Partners, LP ("Obsidian"), Timothy S. Durham (the newly elected Chairman of the Board of Danzer), and other individual owners of Pyramid and Champion. On the Acquisition Date, Danzer acquired: all of the outstanding capital stock of Pyramid in exchange for 810,099 shares of Danzer Series C Convertible Preferred Stock ("Danzer Preferred"); all of the outstanding capital stock of Champion for 135,712 shares of Danzer Preferred and all of the outstanding capital stock of U.S. Rubber for 1,025,151 shares of Danzer Preferred. On July 31, 2001, Danzer acquired all of the outstanding capital stock of United from Obsidian for 2,206,893 shares of Danzer Preferred.

Pursuant to the Reorganization Agreement, Danzer issued 4,177,855 shares of the Danzer Preferred to Obsidian Capital Partners, LP, Timothy Durham, and other individual owners of Pyramid and Champion ("Obsidian shareholders"). The shares of Danzer Preferred are each convertible into 20 shares of common stock and entitle the holder thereof to cast 20 votes per share at each regular or special meeting of the Danzer shareholders. The holders of the Danzer Preferred vote as a single class with the holders of Danzer's common stock. After the series transactions contemplated by the Reorganization Agreement (the "Reorganization") were completed on July 31, 2001, the Obsidian shareholders owned shares of the capital stock of Danzer entitled to cast approximately 75.42% of the total votes entitled to be cast by all Danzer shareholders and convertible into 75.42% of all issued and outstanding capital stock of Danzer on a fully converted basis. The preacquisition Danzer shareholders and their successors own common stock, which constitutes the remaining capital stock representing 24.58% of the total voting capital stock. Because U.S. Rubber Companies are so much larger than Danzer, they will be treated, for accounting purposes, as the acquiror in the Reorganization. Although for accounting purposes, U.S. Rubber has become the registrant, for all other purposes, U.S. Rubber, Pyramid and Champion became subsidiaries of Danzer on June 21, 2001 and United became a subsidiary of Danzer on July 31, 2001. The registrant's name continues to be Danzer. In addition, the U.S. Rubber Companies have each have opted to change its fiscal year to the fiscal year (October 31) used by the Danzer prior to the Reorganization.

The Reorganization and subsequent acquisition of United Expressline, Inc., were accounted for under the purchase method of accounting. U.S. Rubber, the largest company owned by the Obsidian shareholders, was considered the acquirer for accounting purposes and recorded Danzer's assets and liabilities based upon their estimated fair values, under the purchase method of accounting for business combinations. The operating results of Danzer have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of the acquisition. On a preliminary basis, the purchase price has been estimated at $5.0 million (the trading market value on June 20, 2001 of the Danzer common stock, plus acquisition costs of $403,000). Approximately $3.3 million has been allocated to goodwill and other intangibles on a preliminary basis.

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITION AND PLAN OF REORGANIZATION, CONTINUED

The acquisition of Champion and Pyramid are also accounted for under the purchase method of accounting; however, due to the related-party relationships of the previous owners to the Company, the assets are recorded at net book value, with no additional goodwill recognized beyond that recorded during the original acquisition from unrelated third parties.

As discussed above, Champion and Pyramid were previously owned by individuals some of whom are also members and managing directors of Obsidian Capital Company, LLC, the General Partner of Obsidian Capital Partners, LLP. Champion was acquired by the Obsidian shareholders on January 1, 2001 and Pyramid was purchased by Danzer on June 21, 2001 as a part of the Reorganization. Purchase accounting and goodwill allocations of $2.6 million and $1.8 million, respectively, were recorded with respect to Champion and Pyramid, respectively, when the managing members of the General Partner and others acquired those entities from unrelated third parties.

3.  ACQUISITION OF DANZER CORPORATION AND SUBSIDIARY

As previously described, the Reorganization will be treated, for accounting purposes, as an acquisition of Danzer and its wholly owned subsidiary, Danzer Industries, by U.S. Rubber. The following schedule is a description of acquisition costs of the Danzer and Danzer Industries and the preliminary purchase price allocation (in thousands):

          Preliminary purchase price:
            Common stock                                    $4,618
            Acquisition costs                                  403
                                                            ------
          Total preliminary purchase price                  $5,021
                                                            ======
          Preliminary purchase price allocations:
            Tangible net assets acquired                    $1,733
            Goodwill and intangibles acquired                3,288
                                                            ------
          Total preliminary allocation of purchase price    $5,021
                                                            ======

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  ACQUISITION OF UNITED EXPRESSLINE, INC.

As previously described, Danzer acquired United on July 31, 2001. The following schedule is a description of acquisition costs of United and the preliminary purchase price allocation (in thousands):

         Purchase Price:
           Cash to seller                         $11,050
           Seller note                              1,500
           Liabilities assumed                      1,670
           Acquisition costs                          705
                                                  -------
         Total Purchase Price                     $14,925
                                                  =======

         Purchase Price Allocation:
           Current assets, including
             Accounts receivable and inventory    $ 5,544
             Land                                     259
             Buildings                              1,136
             Goodwill                               5,428
             Intangible assets                      1,650
             Other assets                             908
                                                  -------
         Total Purchase Price Allocation          $14,925
                                                  =======

              Condensed Balance Sheet of United Expressline, Inc.
                     at July 31, 2001 (date of acquisition)

                                                (Unaudited)
         Current assets                           $ 5,544
         Property and equipment                     1,896
         Goodwill                                   5,428
         Other assets                               2,057
                                                  -------
         Total                                    $14,925
                                                  =======

         Current liabilities                      $ 2,286
         Short-term debt                            3,098
         Long-term debt                             8,041
         Shareholders' equity                       1,500
                                                  -------
         Total                                    $14,925
                                                  =======

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. PRO FORMA INFORMATION

The unaudited condensed consolidated results of operations on a pro forma basis as if the reorganization had occurred as of the beginning of the periods projected are as follows:

The unaudited condensed consolidated results of operations shown below are presented on a pro forma basis and represent the results of Danzer, Danzer Industries, U.S. Rubber, Pyramid and DW Leasing on a combined basis. In addition, Champion and United are treated as if the business combinations of these entities occurred at the beginning of the periods presented. The schedule below includes all depreciation, amortization and nonrecurring charges for all entities for the periods shown.

                                   Three Months Ended             Nine Months Ended
                                         July 31,                      July 31,
                                --------------------------    ---------------------------
                                   2001           2000            2001            2000
                                --------------------------    ---------------------------
Net sales                       $16,063,211    $17,535,201     $46,365,418    $49,455,358
Net income (loss)               $(1,005,101)   $  (423,517)    $(2,320,059)   $  (940,620)
Net income per share - basic    $      (.03)   $      (.01)    $      (.06)   $      (.03)
Net income per share - diluted  $      (.01)   $         -     $      (.02)   $      (.01)

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the Reorganization been consummated as of the above dates, nor are they necessarily indicative of future operating results.

6.  INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out) or market and are comprised of the following components:

                                              July 31,          December 31,
                                                2001                2000
                                              ------------------------------
          Raw materials                       $3,531               $ 850
          Work-in-process                      1,349                   -
          Finished goods                       1,698                 435
          Valuation reserve                     (632)               (608)
                                              ------------------------------
          Total                               $5,946               $ 677
                                              ==============================

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  EARNINGS PER SHARE

The weighted average number of common shares outstanding has been adjusted for all periods reported to reflect all common stock and all common stock equivalents exchanged in the Acquisition and Reorganization.

                                            For the Third Quarter Ended
                                         ---------------------------------
                                         July 31, 2001       July 31, 2000
                                         ---------------------------------
Net income (loss)                        $   (890,209)        $   (28,161)
                                         =================================
Weighted average number of common
 shares - basic                            36,007,855          17,760,015
Assumed conversion of preferred
 stock - Series C                          74,783,386                   -
Assumed conversion of outstanding
 warrants                                     200,000             650,000
Assumed conversion of outstanding
 options                                    1,137,500           1,137,500
Assumed conversion of debentures            5,000,000                   -
                                         ---------------------------------
Weighted average number of common
 shares - diluted                         117,128,741          19,527,515
                                         =================================
Net income (loss) per share - basic      $       (.02)        $         -
                                         =================================

Net income (loss) per share - diluted    $       (.01)        $         -
                                         =================================

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.  FINANCING ARRANGEMENTS

As a part of the Acquisitions described in Notes 2, 3 and 4 and to provide working capital, the Company has incurred the following debt as of July 31, 2001:

United Expressline, Inc.
------------------------

                                                                                                                          Debt
                                                                                                                         Amount
        Lender                                Terms                                     Collateral & Use             (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
First Indiana Bank            Not to exceed $3,500,000 or                          First lien on assets of
Revolving Line of             borrowing base, whichever is less,                   United (working capital
Credit                        with interest payable at prime + 3/4%                loan)                                  $ 3,098
First Indiana Bank            $291,000 with principal repayable in                 First lien on United
Term Loan I                   monthly installments of $4,850                       assets (finance
                              commencing September 2001, due July                  acquisition)
                              1, 2006, with interest payable at
                              prime + 1%                                                                                      291
First Indiana Bank            $1,116,000 with principal repayable                  First lien on United
Term Loan II                  in monthly installments of $6,200                    assets (finance
                              commencing September 2001, due July                  acquisition)
                              1, 2006, with interest payable at
                              prime + 1%                                                                                    1,116
First Indiana Bank            $1,750,000 with principal repayable                  First lien on United
Loan III                      in monthly installments of $72,917                   assets (finance
                              commencing September 2001, due July                  acquisition)
                              1, 2003, with interest payable at
                              prime + 2%                                                                                    1,750
Huntington Capital            $3,500,000 with interest payable                     Second lien on United
Investment Company            monthly at a fixed rate of 14% per                   assets (finance
Senior Subordinated           annum, principal due July 26, 2006                   acquisition)
Note                                                                                                                        3,500
Seller Note                   $1,500,000 with interest payable                     Subject to subordination
                              monthly at a fixed rate of 9% per                    agreement in favor of
                              annum, principal due July 27, 2006                   Huntington Capital
                                                                                   Investment Company                       1,500
Danzer Debentures             See below                                            Finance acquisition                        500
                                                                                                                   --------------

Subtotal debt to finance United acquisition                                                                                11,755
                                                                                                                   --------------

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.  FINANCING ARRANGEMENTS, CONTINUED

Champion Trailer
----------------

                                                                                                            Debt
                                                                                                           Amount
        Lender                             Terms                           Collateral & Use            (in thousands)
----------------------------------------------------------------------------------------------------------------------
Bank One, Indiana          Not to exceed $200,000 or borrowing        First lien on all assets
N.A. ("Bank One")          base, whichever is less, interest          (working capital loan)
Revolving Line of          payable at prime + 1/2%
Credit                                                                                                          $  200
Bank One Term Loan I       $650,000 with principal repayable in       First lien on all assets
                           monthly installments of $7,738 plus        (finance acquisition)
                           interest at prime plus 3/4%, due
                           June 2005                                                                               541
Bank One Term Loan II      $1,118,000 with principal repayable        First lien on all assets
                           in monthly installments of $31,056         (finance acquisition)
                           plus interest at prime plus 1 1/4%,
                           due June 2003                                                                           683
The Markpoint Equity       $1,250,000 with interest payable at        Second lien on all assets
Fund Group (MEFG)          a fixed rate of 13 1/2%, principal         (finance acquisition)
Senior Subordinated        due June 2005
Note                                                                                                             1,250
                           Warrant associated with the MEFG sub
                           debt                                                                                    167
                           Less unamortized discount associated
                           with put warrant                                                                       (125)
                                                                                                       ---------------

Subtotal Champion                                                                                                2,716
                                                                                                       ---------------

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.  FINANCING ARRANGEMENTS, CONTINUED

U.S. Rubber
-----------

                                                                                                             Debt
                                                                                                            Amount
        Lender                             Terms                           Collateral & Use             (in thousands)
-----------------------------------------------------------------------------------------------------------------------
Bank One Revolving         Not to exceed $3,000,000 or                First lien on all assets
Line of Credit             borrowing base, whichever is less,         (working capital loan)
                           with interest payable at prime +
                           3/4%                                                                                $2,160
Bank One Cap Ex            Not to exceed $200,000, interest
Line                       payable at prime + 1%                                                                  200
Bank One Term Loan I       $2,500,000 with principal repayable        First lien on all assets
                           in monthly installments of $34,725         (finance acquisition)
                           plus interest at prime plus 1%,
                           balloon payment of principal and
                           accrued interest due November 2005                                                   2,240
Bank One Term Loan II      $500,000 with principal repayable in       First lien on all assets
                           monthly installments of $2,778 plus        (finance acquisition)
                           interest at prime plus 1%, balloon
                           payment of principal and accrued
                           interest due November 2005                                                             496
Seller                     $1,750,000 with interest payable           Secured by stock pledge
                           monthly at a fixed rate of 14% until       agreement of U.S. Rubber
                           March 31, 2001 then 20% thereafter;        stock by Danzer
                           interest payments deferred through
                           May 2001; principal and accrued
                           interest due December 2005                                                           1,750
Seller                     1,000,000 noninterest-bearing note         Subordinate to bank debt
                           payable in 24 monthly installments         (finance acquisition)
                           of $41,667 through December 2002;
                           interest imputed at 14%                                                                599
Various                    Capital lease obligations                                                               98
                                                                                                       --------------

Subtotal U.S. Rubber                                                                                            7,543
                                                                                                       --------------

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.  FINANCING ARRANGEMENTS, CONTINUED

Pyramid Coach, Inc. and DW Leasing, LLC
---------------------------------------

                                                                                                             Debt
                                                                                                            Amount
        Lender                             Terms                           Collateral & Use             (in thousands)
-----------------------------------------------------------------------------------------------------------------------
Ford Motor Credit          $39,104 repayable in monthly               First lien on asset
Installment Loan           installments of $667 including             (purchase asset)
                           interest at .9% through October 2005                                              $    33
Old National Bank          Not to exceed $200,000, interest           First lien on all assets
Revolving Line of          payable monthly at prime plus 1%,          (working capital loan)
Credit                     due July 2001                                                                         200
Various Installment        $13,009,626 repayable in monthly           First lien on assets
Loans                      installments totaling $197,000             financed (finance
                           including interest ranging from 8.5%       acquisition and asset
                           to 13.1% through November 2007 and         purchases)
                           applicable balloon payments
                           thereafter through December 2007                                                   13,009
Former Shareholders        $927,500 repayable in monthly              DW Leasing and Pyramid
of Pyramid Coach,          installments of $6,956 including           Security Agreements
Inc. and Related           interest at 9% through December 2003       (finance acuisition)
Companies                  with a balloon payment of $567,978
Installment Loans          in January 2004.                                                                      928
                                                                                                      --------------

Subtotal Pyramid and DW Leasing                                                                               14,170
                                                                                                      --------------

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.  FINANCING ARRANGEMENTS, CONTINUED

Danzer Corporation
------------------

                                                                                                           Debt
                                                                                                          Amount
        Lender                              Terms                          Collateral & Use           (in thousands)
---------------------------------------------------------------------------------------------------------------------
Various                     8% convertible debentures. Interest       Unsecured, used to
                            only through June 2004, thereafter        finance United
                            principal due monthly at $10 for          acquisition.
                            each $1,000 outstanding. Conversion
                            price of $.10.                                                                 $    500
Wells Fargo                 Revolving credit line up to $1.15         Working capital and
                            million. Term mortgage loan in the        real estate
                            amount of $600,000                                                                  914
                                                                                                      -------------

Subtotal Danzer corporation                                                                                   1,414
                                                                                                      -------------

Total Debt                                                                                                   37,598

Less intercompany elimination                                                                                  (500)

Less current portion                                                                                        (12,129)
                                                                                                      -------------

Long-term Debt                                                                                             $ 24,969
                                                                                                      =============

U.S. Rubber is in technical default of certain financial loan covenants with Bank One on its long-term debt. U.S. Rubber is working with Bank One to obtain waivers of the covenant violations, but has not received a waiver as of the date of this report filing. The noncurrent debt due Bank One in the amount of $2,086,463 has been reclassified as current debt in the balance sheet until such time as acceptable waivers or modifications have been obtained.

Champion Trailer is in technical default of certain financial loan covenants with Markpoint on its long-term debt. Champion has received quarterly waivers through June 30, 2001 of all defaults, but remains in default for the classification of debt. The noncurrent debt due Markpoint in the amount of $1,250,000 has been reclassified as current debt in the balance sheet until such time as the waivers obtained are for a period longer than 90 days.

D.W. Leasing is in technical default of certain financial loan covenants with two lenders, Regions Bank and Old National Bank. The lenders have given waivers to D.W. Leasing for the quarter ended July 31,2001. The noncurrent debt due Old National and Regions has been classified as long-term for the quarter ended July 31, 2001.

                      DANZER CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.  FINANCING ARRANGEMENTS, CONTINUED

In conjunction with the Acquisition of United, Danzer issued $500,000 of unsecured 8% convertible debentures. Proceeds were advanced to United Acquisition Corp. for use in acquiring assets of United Expressline as described in Note 4. The debentures provide the holder with the right to convert, at any time, all or part of the debenture into shares of common stock at a conversion price of $.10 per share subject to adjustment as provided in the debenture agreement. Interest is payable monthly. Monthly principal payments equal to $10 for each $1,000 of remaining principal commence July 2004. Any unpaid principal is due July 2008. The debentures also provide for optional redemption by the holder under certain conditions after June 30, 2002. The Company also has optional redemption rights at 101% of principal based on attaining certain levels of earnings, trading volume and other factors.

9.  BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing; leasing of transportation equipment; and butyl rubber processing. All sales are in North America primarily in the United States. Selected information by segment follows (in thousands):

                                     Third Quarter Ended          Nine Months Ended
                                     July 31 (Unaudited)         July 31 (Unaudited)
                                   -----------------------    ------------------------
                                     2001           2000        2001            2000
                                   -----------------------    ------------------------
Revenues

Trailer manufacturing               $ 1,759        $     -     $ 3,123         $     -
Leasing                                 499              -         499               -
Butyl rubber reclaiming               2,676          3,033       8,827           8,782
                                   -----------------------    ------------------------

Consolidated revenues               $ 4,935        $ 3,033     $12,449         $ 8,782
                                   =======================    ========================

Segment Profit (Loss)

Trailer manufacturing               $  (489)       $     -     $  (798)        $     -
Leasing                                  (6)             -          (6)              -
Butyl rubber reclaiming                 (75)          (113)        (86)            (28)
                                   -----------------------    ------------------------

Net loss                            $  (570)       $  (113)    $  (890)        $   (28)
                                   =======================    ========================

Segment Assets

Trailer manufacturing               $26,002        $     -
Leasing                              15,194              -
Butyl rubber reclaiming              11,207         12,711
                                   -----------------------

Total assets                        $52,403        $12,711
                                   =======================

                      DANZER CORPORATION AND SUBSIDIARIES


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS.

This Quarterly Report on form 10Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates", "expects", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors which could cause actual results to differ materially include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading "Additional Risks Factors" unless required by law, the company undertakes no obligation to update publicly forward-looking statements.

OVERVIEW

Since the Reorganization on June 21, 2001, Danzer's Management has focused on creating consistent reporting systems and communication with each of its subsidiaries. In addition Management has begun to address the transition of the subsidiaries from closely held mostly nonaudited private companies to subsidiaries of a public company. U.S. Rubber, Pyramid, Champion and United are each subsidiaries of Danzer.

The majority voting shareholder of Danzer, Obsidian Capital Partners, L.P., a Delaware limited partnership ("Obsidian") acquired U.S. Rubber in December of 2000, Champion in January 2001 and United in July 2001. Because each of its newly acquired subsidiaries are such recent acquisitions, Management has only begun the process of operational integration of the subsidiaries under Danzer, as a holding company. Management intends to focus on the identification and implementation of manufacturing and administrative efficiencies as well as marketing and cross-selling opportunities. Management has no prior history in effecting such an integration of subsidiaries under a holding company and its ability to successfully accomplish this task will have a substantial impact on future Company revenues and profits.

Each of the subsidiaries markets its products or services independently; however, in the future Management expects that there will be cross-selling opportunities for Champion, United, and Pyramid, as well as manufacturing and other operational efficiencies that can be achieved between the subsidiaries. For example, Danzer Industries has never sold its products into the southwestern United States, but by utilizing Champion as a warehousing and staging facility, Danzer Industries will be able to sell its products into the Southwest at competitive prices.

On a consolidated basis Danzer revenue is down from the same period of the prior year. This is primarily due to interruptions in production at USRR and softer than expected repair business and sales at Champion.

RESULTS OF SUBSIDIARY OPERATIONS

Prior to the Reorganization, Danzer conducted substantially all of its business operations through Danzer Industries, Inc. ("DII" or "Danzer Industries") its wholly owned subsidiary. Danzer Industries is engaged in the design and manufacture of truck bodies. The Danzer Industries business can be broken down into two general categories: private label products which are sold directly to Danzer Industries' largest customer; and proprietary products which are marketed under the Morrison brand. Sales are expected to be strong in the 4th Quarter and DII has negotiated and closed a new Credit Agreement with Bank of America Commercial Finance Corporation ("BOACFC") whereby BOACFC agreed to lend DII $1,000,000 in a mortgage loan secured by a lien on Danzer Industries' facility and a

                      DANZER CORPORATION AND SUBSIDIARIES


$1,000,000 Revolving Credit Facility, both of these loans will provide Danzer Industries with increased liquidity for expected increases in inventories. This new credit facility replaces DII's prior credit facility. Danzer Industries has generated positive earnings for the nine months ended July 31, 2001.

U.S. Rubber is engaged in reclaiming scrap butyl rubber into butyl reclaim for resale to manufacturers of tires and other rubber based products. Because of the widespread tire recalls at Bridgestone/Firestone and Goodyear, demand for U.S. Rubber's products has increased significantly over prior periods. However, U.S. Rubber has not been able to fully take advantage of this demand. First, U.S. Rubber undertook a complete renovation of its 12" extruder (a key element of U.S. Rubber's manufacturing process) in January of this year. In the first half of 2001, U.S. Rubber has expended over $850,000 in this and other major renovations and the 12" extruder is expected to be fully operational by mid-September 2001.These renovations have resulted in lower than normal production through the period ended July 31, 2001. Second, U.S. Rubber obtains its raw material inventory through an extensive collection system consisting of small rubber collectors and large scrap tire recyclers. U.S. Rubber has experienced competition for its raw material inventory from Korean buyers and other overseas buyers. This competition will have the end result of higher raw material costs; however, U.S. Rubber has begun this fiscal year, a series of price increases that Management believes will allow U.S. Rubber to maintain and even increase its margins despite the higher raw material cost. The competition for raw material inventory has also contributed to the lower than expected production rates and gross margins.

Champion manufactures, sells and repairs transport specialty trailers used primarily in the auto racing industry. Champion has experienced a reduction of its lucrative repair business resulting in losses through the period ended July 31, 2001. Although Champion has developed an order backlog for the fall of 2001 of more than $1.5 million, and has over $4,500,000 in outstanding quotes for new business, it must recapture some if not all of its repair business in order to meet profit expectations. Management is introducing a new bill of materials and has contracted with a series of new vendors in order to reduce Champion's operating costs to reverse the loss experience Champion has had since its acquisition from the previous owner. Further, substantial marketing efforts have been made to increase the repair business to former levels. Champion owes $1,161,000 of subordinated debt to Obsidian Capital Partners, LP, the majority shareholder of Danzer. At the closing of the Acquisition and Plan of Reorganization, Danzer committed to assume this debt and convert the debt obligation to equity on the Champion balance sheet; Danzer's commitment includes the agreement to convert the subordinated debt owed to OCP to Danzer Series C Preferred Stock at a conversion rate to be determined between Danzer and OCP at the time of conversion. Danzer intends to conclude these agreements in September 2001.

United Expressline, Inc. manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special uses. United was acquired by Danzer at a second closing as provided under the Acquisition Agreement and Plan of Reorganization. The closing occurred July 31, 2001. On a proforma basis United will account for over 57% of Danzer's consolidated revenue. United's prior year financial statements were unaudited; however, Management has undertaken a substantial review and compilation of United's financial information in order to complete necessary audits in timely fashion. Completion of this task is a prerequisite to the Company's timely filing of its reports; therefore, Management has committed to both extraordinary expenses and Management attention to complete this task. Preacquisition United was consistently profitable and Management expects this trend to continue. United operates two separate production lines in two separate facilities one in Northern Indiana, the other in Southern Michigan. Management believes that there are operational savings available in the consolidation of administrative functions performed at these two facilities and in the consolidation of some manufacturing and marketing operations with Champion and Pyramid.

                      DANZER CORPORATION AND SUBSIDIARIES


Pyramid is engaged in the leasing of luxury bus coaches with specialized interior finishes, and used for travel by country and western and rock bands, entertainment personalities, and other business enterprises for travel and entertainment. The buses are leased on both short-term (weekly and monthly) and long-term leases. Utilization for the first four months of 2001 was softer than expected; however, beginning in April 2001, utilization has steadily increased from 70.7% to 96.8% in July, and Pyramid's fleet has increased by seven new luxury coaches. This increased utilization and increased fleet count will result in Pyramid reporting results better than Management's projections. The financial information herein includes the results of operations of D.W. Leasing, LLC ("DW Leasing") as well as Pyramid. DW Leasing is owned by Parties closely affiliated with Danzer and Obsidian. At the time of the closing of the Acquisition, Pyramid and DW Leasing conducted cooperative operations through a management agreement, cross-guarantees of debt and shared management. It is Management's intention, after transfer of a substantial part of DW Leasing's assets and liabilities to Obsidian Leasing, Inc., a Mississippi corporation ("Obsidian Leasing") in a IRC (S)351 exchange, to acquire Obsidian Leasing through the exchange of Series C Preferred Stock for all of the capital stock of Obsidian Leasing. The planned transaction is conditioned upon the consents of various lenders who have financed the luxury coaches that are titled in DW Leasing. Management is currently seeking such consents, and expects to close the above referenced agreements in September or October of 2001.

NET SALES

Truck Body and Trailer Sales
----------------------------

Danzer Industries, United Expressline, and Champion Trailer comprise the entities that manufacture and sell truck bodies and trailers. Revenue in this segment for the nine months ended July 31, 2000 and the three months ended July 31, 2000 was $0, as all of these entities were purchased during 2001. Net sales for the nine months ended July 31, 2001, and the three months ended July 31, 2001 were $3,123,442 and $1,759,491, respectively. The net sales for these periods represents seven months of sales for Champion, one month of Danzer and no sales for United, as it was purchased on July 31, 2001. This segment's ability to maintain and increase sales depends on many factors not within Management's control. They include planned capital expenditures by end users in a very uncertain capital spending economic period, pricing policies by competitors, Champion's ability to gain market share from Featherlite in the racing divisions of NASCAR, IRL, drag racing and other related markets, United's and Danzer's ability to maintain market share, while the integration into the Obsidian management team begins, and the overall health of the economy and in this industry has the potential of all having an effect on net sales for this segment.

Danzer Industries' manufacturing staffing during July 2001 was at a level to produce 30 units per week inclusive of Mobile Tool and Morrison truck bodies. Danzer is currently working with a floating Morrison backlog which changes daily and a set number of 20 Mobile Tool units per week. Morrison units fluctuate depending upon booked orders and orders for standard units received during the 2-3 week period. Management anticipatse the current Mobile Tool purchase order will be completed by August 30, 2001. No other orders are expected within the next several weeks. Therefore, under current backlog conditions, Management anticipates a workforce reduction of 35-40% during the last week of August 2001. This condition is expected to prevail for the balance of 2001, unless production requirements for Morrison units increase substantially prior to receipt of the next purchase order from Mobile Tool for VERIZON units.

                      DANZER CORPORATION AND SUBSIDIARIES


During the month of September 2001, Danzer Industries expects to produce a total of 30 Morrison truck bodies per week for sales and stock inventory. Stock inventory will be closely managed to assure that we are not overstocking while maintaining adequate stocking levels of popular sizes and models.

Rubber Sales
------------

U.S. Rubber comprises the entity that remanufactures butyl rubber for resale to tire and other rubber product manufacturers. Net sales for the periods reported in this segment are as follows:

                              Three Months Ended                     Nine Months Ended
                     ------------------------------------   ------------------------------------
                       July 31, 2001      July 31, 2000       July 31, 2001      July 31, 2000
                     ------------------------------------   ------------------------------------
Rubber net sales         $2,676,784         $3,033,009          $8,827,108         $8,781,700
                     ====================================   ====================================

Net sales in this segment for the nine months ended July 31, 2001 as compared to July 31, 2001 increased 1% in the amount of $45,408. Net sales in this segment for the three months ended July 31, 2001 as compared to July 31, 2000 decreased 11.7% in the amount of $356,155. This modest increase was due to U.S. Rubber's refusal to accept all orders, due to its renovation of its 12" extruder and the shortage of necessary raw materials to meet order demand.

Coach Leasing
-------------

Pyramid Coach and DW Leasing comprise the entities that lease luxury bus coaches on daily, weekly, monthly and long-term leases. Revenue from leasing of such coaches during the 2000 period was $0, as Pyramid was not purchased until June 21, 2001. Pyramid and DW Leasing, for the nine months and three months ended July 31, 2001, had net revenue of $498,508, which represents one month of leasing income of coaches.

COST OF GOODS SOLD

Truck Bodies and Trailer Segment
--------------------------------

The Cost of Goods Sold includes all direct and indirect costs of manufacturing the truck bodies and trailers, including handling, shipping and all indirect production-related costs. Cost of Goods Sold for this segment for the nine months and three months ended July 31, 2000 was $0. Cost of Goods Sold for the nine months and three months ended July 31, 2001 was $2,816,462 and $1,633,176, respectively.

During the month of July 2001, Danzer was able to negotiate a 15% price reduction on blank material by changing vendors. This factor will be needed to offset the expected lower orders from Mobile Tool under its purchase order.

                      DANZER CORPORATION AND SUBSIDIARIES


Rubber Segment
--------------

Cost of goods sold in this segment are as follows:

                               Three Months Ended                     Nine Months Ended
                      ------------------------------------   ------------------------------------
                        July 31, 2001      July 31, 2000       July 31, 2001      July 31, 2000
                      ------------------------------------   ------------------------------------
Rubber cost of sales     $2,471,845         $2,512,684          $7,943,329         $7,517,026
                      ====================================   ====================================

Manufacturing costs have increased from the prior year for the nine-month and three-month period due to the 12" extruder renovation and Rubber inefficiencies of mixing poor raw material with quality raw material, due to buying competition.

Coach Segment
-------------

Cost of revenue for this segment represents the direct cost of leasing luxury bus coaches, including salaries, commissions, rent, drivers, and related interest costs. The segment cost of revenue in the amount of $206,932 represents one month's cost of revenue for the nine-month and three-month periods ended July 31, 2001 included herein.

GROSS PROFIT

Truck Bodies and Trailers Segment
---------------------------------

Gross profit and gross profit percentage in this segment for the nine months ended July 31, 2000 was $0, as this segment's entities were purchased during 2001. Gross profit and gross profit percentage for the nine months and three months ended July 31, 2001 were as follows:

                                        Three Months               Nine Months
                               -------------------------    -------------------------
                                 Amount      Percentage       Amount      Percentage
                               -------------------------    -------------------------
Truck bodies and trailers       $126,315        7.2%        $306,980         9.8%
                               =========================    =========================

The low gross profit and gross profit percentage for this segment is due to Champion's low repair sales and an inability to complete trailers, booked by the previous owner, in a reasonable period.

Rubber Segment
--------------

Gross profit and gross profit percentage for the nine months ended July 31, 2001 as compared to July 31, 2000, decreased $380,895 and 4.4%, respectively. Gross profit and gross profit percentage for the three months ended July 31, 2001 as compared to the July 31, 2000 three-month period, decreased $315,296 and 9.5%. These reductions were due to lower sales and higher cost of sales, associated with the extruder renovation project and the lack of and higher raw material cost, which have affected productivity, as well as the cost of raw materials.

Coach Segment
-------------

The coach segment gross profit and gross profit percentage for 2000 period was $0, as Pyramid was not purchased until June 21, 2001. For the nine months and three months ended July 31, 2001, the coach segment had gross profit and gross profit percentage of $291,576 and 58.49%.

                      DANZER CORPORATION AND SUBSIDIARIES


SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

Selling, general and administrative expenses are higher for the nine months ended July 31, 2001 versus the nine-month period ended July 31, 2000 due to the purchase and inclusion of Champion SG&A for seven months and the inclusion of Danzer and Pyramid for one month. This is offset by the cost of settlement of a commissioned sales person paid in June 2000 in the amount of $409,000.

Selling, general and administrative expenses are higher for the three months ended July 31, 2000 versus the three months ended July 31, 2000 due to the purchase and inclusion of Champion, Danzer and Pyramid's SG&A. This is offset by the $409,000 settlement with a commissioned salesperson paid in the quarter ended July 31,2000.

INTEREST EXPENSE

The Company's interest expense is a very high percentage when calculated as a percentage of net sales, as all acquisitions were made utilizing traditional and nontraditional lending sources and low investment capital by Danzer. For the nine-month period ended July 31, 2000, the percentage of interest expense to net sales of 4.4% was lower than the 7.4% for the comparable period ended July 31, 2001, reflecting the additional cost of making the Champion and Pyramid acquisitions. For the three-month period ended July 31, 2000, the percentage of interest expense to sales of 4.5% was lower than the 7.6% for the comparable period ended July 31, 2001.

INCOME TAX PROVISION

The income tax provision for the nine-month period ended July 31, 2000 decreased by $58,964 to a benefit for the nine-month period ended July 31, 2001. The income tax benefit is created primarily through the differences in U.S. Rubber's depreciation expense. Quarterly tax provisions/benefits are based on the estimated effective tax rate for the full year.

LIQUIDITY AND CAPITAL RESOURCES

Each of the subsidiaries of Danzer have separate revolving credit agreements and term loan borrowings through which each subsidiary finances its operations along with cash generated from operations. The high principal balances of some of these loans reflect the fact that Obsidian highly leveraged the acquisition of each of Champion, U.S. Rubber, Pyramid, and United. Each of these subsidiaries will utilize its excess cash in the foreseeable future to pay off this acquisition financing. On a consolidated basis, as of July 31, 2001, the Company had approximately $380,000 of cash and cash equivalents. U.S. Rubber has an available $3,000,000 revolving line of credit with Bank One, Indiana, N.A.; Champion has an available $200,000 revolving line of credit with Bank One, Indiana; United has an available $3,500,000 revolving line of credit with First Indiana Bank, N.A.; and Danzer Industries has an available $1,000,000 revolving line of credit with Bank of America Commercial finance Corporation ("BOACFC"), as well as a new $1,000,000 mortgage term loan, the proceeds of which are available for Company operations. Each of USRR and Champion should increase the availability under its existing revolving credit facilities in order to meet the expanded inventory requirements at each subsidiary in the second half of 2001. Management has begun to address these liquidity issues by working to increase raw material inventory levels at U.S. Rubber and by funding losses at Champion through intercompany advances and finished goods financing through DW Leasing (an affiliate).

                      DANZER CORPORATION AND SUBSIDIARIES


DEBT ISSUES

Among the company's subsidiaries, U.S. Rubber, Champion, and Pyramid have violated certain requirements and covenants in their debt agreements relating to maintaining certain minimum ratios and levels of earnings to funded debt and fixed charge coverage. Management has brought these violations to the attention of its lenders and is currently in discussion with its lenders to seek waivers of the violations and/or to amend the covenants to less restrictive ratios in order to bring these subsidiaries into compliance with their respective debt instrument requirements. None of the subsidiaries' lenders have declared a default and they have allowed each of U.S. Rubber, Champion, and Pyramid to remain in violation of these agreements. In the instance of each U.S. Rubber and Champion, were a default to be declared, the Company has the right to enforce a capital contribution agreement with Obsidian Capital Partners, LP up to $1,000,000 to fund the respective subsidiaries' shortfall. Such payments, if any, would be applied directly to reduce the respective subsidiaries' debt obligations to Bank One. Obsidian has a similar agreement with First Indiana Bank, N.A. in respect of United's loan covenants.

U.S. Rubber's Senior Credit Facility is with Bank One, Indiana, NA; U.S. Rubber has a Revolving Credit Facility in the maximum amount of $3,000,000 and a term credit facilities of $200,000, $2,500,000, and $500,000, respectively. These credit facilities were primarily used for acquisition financing when U.S. Rubber was acquired on December 29, 2000. In addition, U.S. Rubber has a subordinated debt obligation to SerVaas, Inc. (the "Seller") in the amount of $1,750,000 and a subordinated raw material supply agreement with the Seller with a remaining purchase obligation of $800,000. Management has reached agreement with SerVaas, Inc. for the company to acquire the Subordinated Note and Supply Agreement for $1,550,000. Counsel for the Company is in the process of completing the documentation of this purchase, the net effect of which will be to reduce U.S. Rubber's liabilities by $1,000,000. This reduction in liability will be accounted for as an adjustment to Purchase Price.

Management has begun discussion with Bank One in respect of the violations by U.S. Rubber of the negative covenants of (i) Fixed charge coverage ratio and
(ii) Funded debt to EBITDA ratio. Management has requested a waiver of these violations and/or an amendment of the Credit Agreement to less restrictive ratios that would be consistently achievable by U.S. Rubber. In addition, Management has notified Bank One of loans and advances made to Champion (a sister subsidiary) in violation of the Credit Agreement and the inclusion of ineligible accounts in the Borrowing Base Certificates submitted to Bank One under the Revolving Credit facility in the months of June and July 2001. Bank One has not declared a default in respect of these violations and Management expects to receive a waiver of these violations as requested.

Champion's Senior Credit facility is also with Bank One, Champion is not in violation of its Senior Credit facility; however, Champion is also indebted to Markpoint Equity Fund IV under a subordinated credit facility in the amount of $1,250,000. Champion has been in violation of the funded debt to EBITDA negative covenant of the Markpoint Credit Agreement since the inception of the loan. This is primarily because the credit agreement's definition of funded debt includes all subordinated debt, a fact which Management disputes. Management brought this violation to Markpoint's attention at the time of its first quarter submission of financial information and again prior to the close of the Acquisition and has obtained a waiver of the violation each quarter, Markpoint has informed Management that it will continue to waive this violation, but that each waiver shall be for the duration of only 90 days. Management has requested that Markpoint rewrite this covenant in order to eliminate the violation; however, to date Markpoint has not revised the covenant despite an expressed willingness to do so.

Pyramid is a guarantor of DW Leasing's debt to Regions Bank, Nashville, Tennessee. DW Leasing and Pyramid have been in violation of the Funded Debt to EBITDA ratio in the Regions Bank Credit Facility

                      DANZER CORPORATION AND SUBSIDIARIES


since the inception of the loan. This is due to the fact that DW Leasing has acquired eight additional new luxury coaches in the past six months, which coaches are highly leveraged. At the time of the Acquisition, Regions Bank granted a waiver of this violation and agreed to rewrite the covenant to eliminate this continuing violation; however, since the time of such commitment, Pyramid's loan officer has left the bank and to date there has not been an acknowledgement on the part of the bank to rewrite the covenant or take other action. In the event Regions Bank should declare a default, Management believes the collateral supporting the Regions credit facility is readily financeable.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Danzer now consists of a business combination of Danzer Corporation and various recently purchased manufacturing entities of Obsidian Capital Partners, L.P. The management resources to date have been spent on purchasing, continuing operations at preacquisition capability after the purchase, and integrating subsidiary operations with Obsidian management. The date of purchase of each entity by the current management:

Operating Entity                      Date of Purchase
----------------                      ----------------
U.S. Rubber Reclaiming, Inc.          December 29, 2000
Pyramid Coach, Inc.                   December 20, 1999
Champion Trailer, Inc.                May 2, 2000
Danzer Industries, Inc.               June 21, 2001
United Expressline, Inc.              July 31, 2001

Management's attention to day-to-day operating issues and the solution of such issues has just started to commence, because of the very recent dates of purchase. Management's ability to successfully integrate these five operating companies will be determinative of later success. Employee uncertainty and lack of Management focus during the initial stages of purchase and continuing integration is disruptive to the business of the Danzer subsidiaries. Retention of employees through continued advancement, and support of the Company's ongoing manufacturing capability, ongoing sales and marketing efforts will be required, but is not assured.

Danzer's ability to stabilize operations and to eventually achieve growth of each of its segments will require it to implement and continually expand its operating and financial systems. This implementation will carry a significant disproportionate cost to the operations in the next 12 to 18 months which will have a negative impact on revenues Danzer expects any significant growth would place a strain on its operational resoures and its financial systems. Failure to effectively manage any growth would have a material adverse effect on Danzer's business, financial condition, results of operations or cash flows.

Danzer's future success will depend in large part on retaining key subsidiary management team personnel and its ability to train and incentivize such personnel and to attract certain sales, marketing, accounting and management personnel to the Company to effect the integration of the recently acquired subsidiaries under the Danzer operating umbrella.

The Company is also exposed to market risk from interest rate changes associated with the financing arrangements as part of these acquisitions.

                      DANZER CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Changes in Securities

On June 21, 2001 ("Acquisition Date"), a change of control of the Registrant occurred. Through an Acquisition Agreement and Plan of Reorganization dated June 21, 2001 (the "Reorganization Agreement") by and among Danzer, Danzer Industries, Inc., a wholly owned subsidiary of Danzer, and Obsidian Capital Partners, LP ("Obsidian"), Tim Durham (the newly elected Chairman of the Board of Danzer), and other individual owners of Pyramid and Champion. On the Acquisition Date, Danzer acquired: all of the outstanding capital stock of Pyramid in exchange for 810,099 shares of Danzer Preferred Stock ("Preferred"); all of the outstanding capital stock of Champion for 135,712 shares of Danzer Preferred and all of the outstanding capital stock of U.S. Rubber for 1,025,151 shares of Danzer Preferred. On July 31, 2001, Danzer acquired all of the outstanding capital stock of United from Obsidian for 2,206,893 shares of Danzer Preferred.

Pursuant to the Reorganization Agreement, Danzer issued 4,177,855 shares of its preferred stock to Obsidian Capital Partners, LP, Timothy Durham, and other individual owners of Pyramid and Champion ("Obsidian shareholders"). The Preferred Shares exchanged are Series C Convertible Preferred Stock, designated $.001 per value per share, with voting rights equal to common shareholders based upon the Preferred Shares conversion rights of exchange of 20 common shares for each 1 preferred share owned. After the series of transactions were completed on July 31, 2001, the Obsidian shareholders owned 75.42% of the total voting, convertible capital stock (Preferred) of Danzer. The existing Danzer shareholders own the remaining capital stock representing 24.58% of the total voting capital stock (Common). In June 2001, Danzer issued an aggregate of 1,750,000 shares of Danzer unregistered common stock in connection with the exchange of $350,000 of debt. Further, in July 2001, Danzer issued an aggregate of 16,497,840 shares of Danzer unregistered common stock in exchange for 824,892 of Series C preferred stock. These shares were offered and sold in transactions which were exempt from Securities Act registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. No underwriters were involved in the sale of these shares.

The following schedule summarizes the security transactions as of and for the nine-month period ended July 31, 2001.

                      DANZER CORPORATION AND SUBSIDIARIES

                       SCHEDULE OF SECURITY TRANSACTIONS

                                                                                                                        Common Stock
                                              Beginning                         Ending as of    Shares       Shares      Equivalent
                                               11/01/00  Increases  Decreases     7/31/01     Registered  Unregistered     7/31/01
                                              --------------------------------------------------------------------------------------
Registered Common Shares outstanding,
 beginning                                    17,760,015                        17,760,015   17,760,015                  17,760,015

Common Stock (Unregistered)
   Cadema $350,000 loan conversion                       1,750,000              1,750,000                  1,750,000

   Conversion of Pyramid shareholders and
    Mark Kennedy shares from preferred C
     Timothy Durham                                      6,885,840              6,885,840                  6,885,840
     Terry Whitesell                                     6,885,840              6,885,840                  6,885,840
     Jeffrey Osler                                         810,100                810,100                    810,100
     Steve Blaising                                        810,100                810,100                    810,100
     Scott McKain                                          810,100                810,100                    810,100
     Marcus Kennedy                                        268,720                268,720                    268,720
     Durham Whitesell and Associates, LLC                   27,140                 27,140                     27,140
                                                                             ---------------------------------------

   Shares outstanding, end of period                                           36,007,855    17,760,015   18,247,840     36,007,855
                                                                             =======================================

Convertible preferred
   Pyramid shareholders                                    810,099    810,099           -                          -
   Champion shareholders                                   135,712     14,793     120,919                    120,919
   U.S. Rubber Reclaiming shareholders                   1,025,151              1,025,151                  1,025,151
   United shareholders                                   2,206,893              2,206,893                  2,206,893
   Huntington Capital                                      386,206                386,206                    386,206
                                                                             ------------             --------------

   Shares outstanding, end of period                                            3,739,169                  3,739,169     74,783,386
                                                                             ============             ==============

                                  (continued)

                      DANZER CORPORATION AND SUBSIDIARIES

                       SCHEDULE OF SECURITY TRANSACTIONS

                                                                                                             Common Stock
                                   Beginning                         Ending as of    Shares       Shares      Equivalent
                                    11/01/00  Increases  Decreases     7/31/01     Registered  Unregistered     7/31/01
                                   --------------------------------------------------------------------------------------
Convertible Debentures
   500000 @ .1 per                          -    500,000                500,000                               5,000,000
                                                                     ==========

Stock Options
  Mcglaughlin
   10/01/00 at .1                      90,000                            90,000                                  90,000
   11/01/00 @ .1                       90,000                            90,000                                  90,000
   12/02/00 @ .05                      75,000                            75,000                                  75,000

  Williams
   11/01/00 @ .1                      157,500                           157,500                                 157,500
   4/04/00 @ .1                       600,000                           600,000                                 600,000
   12/02/00 @ .05                     125,000                           125,000                                 125,000
                                                                     ----------
Total Stock Options                                                   1,137,500
                                                                     ==========

Warrants
   8/02/00 @ .25 (Smith)              650,000               450,000     200,000                                 200,000
                                                                     ==========                            ------------

   Total Common Stock Equivalents                                                                           117,128,741
                                                                                                           ============

                      DANZER CORPORATION AND SUBSIDIARIES


Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

In August of 2000, a meeting of stockholders of the Company was held. At the meeting Danzer's shareholders approved an increase in the Danzer's authorized common stock from 20,000,000 to 40,000,000. An amendment to the Articles of Incorporation of the Company effecting this change was filed July 5, 2001 with the Secretary of State of New York.

Item 5.  Other Information

As previously disclosed, management of Danzer has, since June 21, 2001 focused its efforts on integrating the U.S. Rubber Companies, including the financial reporting systems of these entities with those of Danzer. Among other challenges faced by management in this effort, are record keeping systems at Champion, Pyramid and United which may not be entirely consistent with public company standards. To the extent that management is not able to bring the reporting systems of these companies into compliance with Danzer's standards, Danzer's reporting under the Securities Exchange Act of 1934, as amended, may be delayed from time to time.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      2.1 Acquisition Agreement and Plan of Reorganization, dated as of June 21, 2001, incorporated by reference to the Exhibit 2.1 to the Registrant's Report on Form 8-K, filed on August 15, 2001.

     99.1 Unaudited Balance Sheet and related footnotes for U.S. Rubber Reclaiming as of December 29, 2000 (date of acquisition by Obsidian Capital Partners)

     99.2 Unaudited Balance Sheet and related footnotes for Champion Trailer Company, L.P. as of January 1, 2001 (date of acquisition by Obsidian Capital partners)

(b)  Reports on Form 8-K

On July 6, 2001, the Company filed a Current Report on Form 8-K.

On August 15, 2001, the Company filed a Current Report on Form 8-K.

                      DANZER CORPORATION AND SUBSIDIARIES



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Danzer Corporation



                                         By:  /s/  Timothy S. Durham
                                             Chairman and
                                             Chief Executive Officer


Dated:  September 4, 2001