Form 10-K
period 2001-10-31
OBSIDIAN ENTERPRISES INC
filed 2002-02-25
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to _______________

                         Commission file number 0-17430

                           OBSIDIAN ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

                               Delaware 35-2154335
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)

                      111 Monument Circle, Suite 3680 46204
                        Indianapolis, Indiana (Zip Code)
                    (Address of principal executive offices)
                                 (317) 237-4122
              (Registrant's telephone number, including area code)

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

                         YES ____    NO X


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 11, 2002, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average bid and ask price on such date, was approximately $2,951,000.

As of February 11, 2002, the registrant had 36,007,855 shares of common stock and 3,739,169 shares of Series C Preferred Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


Information required in Part II and Part III has not been incorporated by reference.

PART I


ITEM 1. BUSINESS.


                       HISTORY AND DEVELOPMENT OF BUSINESS

A change in control and reorganization of the Registrant occurred on June 21, 2001. On that date, Timothy S. Durham was elected Chief Executive Officer and Chairman of the Board of the Registrant and the Registrant acquired from Obsidian Capital Partners, L.P. (the "Partnership"), Mr. Durham and certain other shareholders all of the shares of the following companies: Pyramid Coach, Inc., a Tennessee corporation ("Pyramid"); Champion Trailer, Inc., an Indiana corporation ("Champion"); and U.S. Rubber Reclaiming, Inc., an Indiana corporation ("U.S. Rubber"). On July 31, 2001, the Registrant acquired from the Partnership and Mr. Durham substantially all of the assets of United Acquisition, Inc., an Indiana corporation ("UAI"), which the Registrant now operates as United Expressline, Inc. ("United"). All of the acquisitions were made in exchange for shares of the Registrant's Series C Preferred Stock ("Series C Preferred Stock") and were pursuant to an Acquisition Agreement and Plan of Reorganization by and among the Registrant, Danzer Industries, Inc. ("DII"), Pyramid, Champion, UAI, U.S. Rubber, the Partnership, Timothy S. Durham and other related parties, dated as of June 21, 2001. Prior to the reorganization, the Registrant had engaged through its wholly owned subsidiary, DII, in the fabrication of metal parts and truck bodies for the service and utility markets.

In October 2001, the Registrant's state of incorporation was changed from New York to Delaware and the Registrant's name was changed from Danzer Corporation to Obsidian Enterprises, Inc. The Registrant was originally incorporated in New York in 1987 under the name Affiliated National, Inc. and subsequently changed its name to Global Environmental Corp. and then to Danzer Corporation.

As used in this report, the term "Company" refers to Obsidian Enterprises, Inc. together with its consolidated subsidiaries.


                           DESCRIPTION OF THE BUSINESS


OVERVIEW

The Company is a holding company headquartered in Indianapolis, Indiana. The Company conducts business through five subsidiaries: U.S. Rubber, a butyl-rubber reclaiming operation; Pyramid a provider of short and long-term luxury coach leases for corporations and the entertainment industry; Champion, a manufacturer of customized racecar transporters, specialty exhibit trailers and mobile hospitality units; United, a manufacturer of steel-framed cargo, racing and specialty trailers; and DII, a manufacturer of service and utility truck bodies and accessories.

The Company operates in three industry segments comprised of butyl-rubber processing; trailer and related transportation equipment manufacturing; and leasing of transportation. All sales are in the Western Hemisphere, primarily in the United States. For quantitative segment information see Note 11 to the Consolidated Financial Statements.

BUTYL RUBBER PROCESSING

The Company's butyl rubber processing facilities are located in two adjacent plants in Vicksburg, Mississippi. The Company is the sole manufacturer of reclaimed butyl rubber in the domestic tire, tape and tube business in the Western Hemisphere. The Company collects various used and scrap butyl rubber products, primarily inner tubes from tires, which are then reprocessed into reclaimed butyl rubber sheets. Customers mix the product with virgin butyl rubber and use the product predominately as the inner liner of tubeless tires, and also as inner tubes for tires and for tapes and mastics for pipelines.

Reclaimed butyl rubber used in combination with virgin butyl rubber has properties that facilitate some manufacturing processes. However, the primary reason manufacturers use reclaimed butyl rubber is the cost savings offered compared to virgin butyl rubber.

The Company distributes its reclaimed butyl rubber products through an internal sales force.

The Company is the sole supplier of reclaimed butyl rubber to most of the tire industry in the United States and has tire manufacturer customers in Canada and Brazil.

There are three other enterprises engaged in reclaiming butyl rubber worldwide:

     o    The Gujarat Company in India;

     o    Han Cook in Korea; and

     o    Vrederstein N.V. in the Netherlands.

Due to the cost of transporting reclaimed butyl rubber, these enterprises are not major competitors with the Company in the Western Hemisphere. The primary competitive factor is price.

Two enterprises manufacture virgin butyl rubber for sale in the United States:

     o    Exxon Corporation; and

     o    Bayer AG.

Both these enterprises are much larger than the Company, well capitalized and have larger sales staffs. The prices charged by these enterprises places an upper limit on the prices that may be set for reclaimed butyl rubber.

The Company obtains its supply of scrap inner tubes from approximately 1000 scrap merchants worldwide. The Company's ability to produce reclaimed butyl rubber is potentially restrained by the limited supply of scrap butyl rubber products. Since the introduction of tubeless tires for automobiles in the 1970s, the number of scrap inner tubes from sources in the United States has declined substantially. In the United States, inner tubes are now primarily limited to the agricultural and large truck tire market. In 2001, the Company began to experiment with reclaiming scrap butyl rubber pads from the manufacturers of other butyl rubber products. This scrap is created as a result of the manufacturing process for molded butyl rubber products and is available at approximately 60% of the cost of scrap inner tubes. The Company's work to date suggests that pad scrap may be a partial substitute for inner tubes as raw material for the Company's reclaimed butyl rubber product.

Although the Company has had a long-term relationship with its primary customers, it does not have long-term contracts with them. Two of its reclaimed butyl rubber customers account for a substantial portion of the sales of this segment. Uniroyal-Goodrich and Kelley Springfield accounted for the sales of 38% and 22% of the sales of this segment in 2001. The loss of either of these customers would materially and adversely affect the Company. The Company's reclaimed butyl rubber products are generally ordered by customers monthly and shipped promptly after the order. Accounts are generally paid on 30 to 60 day terms.

TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The Company manufactures service truck bodies at its facility in Hagerstown, Maryland where the Company produces truck bodies for sale under the Morrison trademark as well as bodies built to order for other original equipment truck manufacturers. The finished bodies are shipped to the customer for installation on truck body chassis. The Company markets truck bodies through an internal sales force. It sells its private label products directly to its private label customers and markets its proprietary "Morrison" products through a network of approximately 300 dealers who, in turn, sell to municipalities, utility companies, cable companies, phone companies and contractors. Most truck body customers are in the East and Southeast United States. Slightly more than one half of the Company's truck body revenue is accounted for by sales to one installer. Although the Company's relationship with this manufacturer has been long term it does not have a supply contract and is not the sole supplier of truck bodies to that enterprise. The loss of the Company's relationship with the truck manufacturer could have a material adverse effect on the Company. There are a significant number of companies engaged in the manufacture of service truck bodies in the United States. While many of these companies are relatively small and do not possess the Company's technical capacity, a number of its competitors are much larger and possess equal or greater technical and financial resources. Four such competitors are: Knapheide Manufacturing Co., Omaha Standard, Inc., Reading Body Works, Inc., and Stahl, a Scott Fetzer Co., which is a wholly owned subsidiary of Berkshire Hathaway, Inc. The Company competes with others for truck body sales through price and service, with price being the most important factor, and offers truck bodies made to the individually specified requirements of its customers.

The Company manufactures specialty racing, cargo and ATV trailers at a facility owned by the Company in Bristol, Indiana and at another facility owned by the Company in White Pigeon, Michigan. The business is somewhat seasonal with fewer orders during the months from November through January. The trailers are marketed under two names "United Expressline" and "Southwest Expressline." While the Company markets some trailers under these brands at prices up to $75,000, the average price for these trailers is approximately $3,900. The Company sells the "United Expressline" and "Southwest Expressline" trailers through two dealer networks comprised of an aggregate of approximately 300 dealers in the United States and Canada, most of whom are located in the Midwest United States. The Company's sales activities are conducted through an internal sales force. While the Company has formal agreements with a few of the dealers, most of the dealership arrangements are informal and are nonexclusive. The trailers are built to order to dealer specifications. The terms of sale for the "United Expressline" and "Southwest Expressline" trailers are FOB the plant with payment generally due upon the dealer taking delivery of the trailer. A few dealers have 30 or 60 day terms. There are a significant number of companies engaged in the manufacture of specialty racing, cargo and ATV carriers in the United States. While many of these companies are relatively small and do not possess the Company's technical capability, a number of its competitors are much larger and possess equal or greater technical and financial resources. Three such competitors are: Haulmark Industries, Pace American, U.S. Cargo and Wells Cargo. The Company competes with others for specialty racing, cargo and ATV trailer sales through price, quality and availability, with price an important factor.

The Company manufactures custom, high-end racecar transporters and specialty trailers at a 58,500 square foot manufacturing facility in three adjacent buildings leased by the Company in Lewisville, Texas, 15 miles north of Dallas. At that facility it builds a variety of aluminum trailers, from 15 foot bumper-pull units to full-size 53 foot semi models. The end uses include product transportation, corporate display, hospitality units, and competitive racecar transports. Among the Company's customers for these trailers are Daimler-Chrysler, Mobil, Skoal Tobacco, Mopar, US Filter, Tenneco, Amato Racing, Mike Gunderson, Skuza Motorsports, and Vincent Motorsports. The Company competes with others for sales of these high-end, custom trailers on quality and price. Its largest competitor in this respect is Featherlite Trailers.

The  Company   purchases   its  raw   materials  for  the  trailer  and  related
transportation equipment segment from numerous suppliers and has not had any difficulty in obtaining components or raw materials.

The Company generally warrants its product to be free from defects in material and workmanship and performance under normal use and service for a period of twelve months after shipment. The obligation of the Company is generally limited to the repair or replacement of the defective product.

At October 31, 2001, the backlog of the trailer and related transportation segment was approximately $4,100,000 composed of approximately $200,000 for truck bodies, $1,900,000 for specialty racing, cargo and ATV trailers and $2,000,000 for high end customer trailers. The October 31, 2001 backlog is expected to be filled within the 2002 fiscal year.

COACH LEASING

The Company leases high-end luxury entertainment coaches from its facility located in Joelton, Tennessee. The leases are for both short-term (weekly or monthly) and long-term periods. At October 31, 2001, the Company had 34 coaches in its fleet under management. In addition, the Company subleases coaches from other coach owners on a short-term basis, from time to time. All of the coaches under management at October 31, 2001, were owned by DW Leasing, a company controlled by Messrs. Durham and Whitesell. Twenty-seven of these coaches were transferred to the Company on November 1, 2001, and the remainder continue to be owned by DW Leasing and managed by the Company. The Company leases the coaches through an internal sales force. The coaches are leased primarily to the country, rock-n-roll, pop and traveling Broadway show entertainment industries. The coaches are also leased to various corporations. The leases are generally on a net basis, with the customer responsible for fuel and drivers and other personnel. During the year ended October 31, 2001, the Company leased coaches to a number of touring groups in connection with their tours including Ozzie Osborn, Brad Paisley and the Broadway Show "Stomp." The Company's corporate customers include the Golf Channel. There are several other companies that lease luxury coaches. Some of the larger competitors include Entertainer Coaches of America, Florida Coach, Senators Coach and Hemphill Brothers. The Company believes that amenities are an important factor in leasing coaches to its target market and equips its coaches with a full complement of amenities. The Company competes with other luxury coach providers based on a combination of quality, amenities, availability and price.


GOVERNMENT REGULATION

The Company is subject to regulation by federal, state, and local agencies that have jurisdiction over areas such as environmental and fire hazard control issues and regulate the work place to insure safe working conditions for the Company's employees. The trailers and truck bodies manufactured by the Company must meet standards set by state and federal transportation authorities and the coaches leased by the Company must comply with those standards and regulations. These regulatory bodies could take actions that would have a material adverse affect upon the Company's ability to do business. The business of the Company does not subject it to any special regulatory authority.


EMPLOYEES

As of October 31, 2001, the Company had 469 employees. The Company has a labor contract through January 2003 with United Brotherhood of Carpenters and Joiners of America for the approximately 60 production workers at its truck body manufacturing facility in Hagerstown, Maryland. None of the employees at the other facilities of the Company is represented by a labor union. The Company believes its employee relations are satisfactory.


PATENTS AND PROPRIETARY TECHNOLOGY

The Company does not rely on any patents, registered trademarks, or special licenses to give it a competitive advantage. The "Morrison," "Danzer," "Pyramid," "Champion," "United Expressline" and "Southwest Expressline" brand names have brand recognition in the relevant market.


RESEARCH AND DEVELOPMENT

The Company did not incur, during any of its last three fiscal years, and does not contemplate incurring, any material research and development expenses.

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should carefully review the risks described in this and other documents that the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2002. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


ITEM 2. PROPERTIES

The following describes the Company's properties:

Identification                  Location                     Ownership/Description            Segment
------------------------------- ---------------------------- -------------------------------- ------------------------
------------------------------- ---------------------------- -------------------------------- ------------------------
Headquarters                    111 Monument Circle, Suite   2,800 square feet leased         N/A
                                3680, Indianapolis, IN       commercial office space
                                46204
Butyl Rubber Processing         Vicksburg, Mississippi       Two adjacent plants              Butyl Rubber
Plants                                                       aggregating 87,000 square        Processing
                                                             feet, each owned by the
                                                             Company and encumbered by a
                                                             mortgage to Bank One, Indiana
                                                             NA
Truck Body Plant                Hagerstown, Maryland         75,000 square foot plant owned   Trailer and related
                                                             by the Company and encumbered    transportation
                                                             by a mortgage to Bank of         equipment
                                                             America Commercial Finance       manufacturing
United Expressline Plant        Bristol, Indiana             Several buildings aggregating    Trailer and related
                                                             49,000 square feet owned by      transportation
                                                             the Company and encumbered by    equipment
                                                             a mortgage to First Indiana      manufacturing
                                                             Bank NA
Southwest                                                    Expressline Plant
                                                             White Pigeon,
                                                             Michigan 47,000
                                                             square foot plant
                                                             owned Trailer and
                                                             related by the
                                                             Company and
                                                             encumbered
                                                             transportation by a
                                                             mortgage to First
                                                             Indiana equipment
                                                             manufacturing Bank
                                                             NA
Champion Facility               Lewisville, Texas            58,000 square feet located in    Trailer and related
                                                             three adjacent buildings         transportation
                                                             leased by the Company            equipment manufacturing
Pyramid Coach Office            Joelton, Tennessee           12,000 square feet of office     Coach Leasing
                                                             space and other facilities
                                                             leased by the Company

The Company believes that its property, plant and equipment are well maintained and adequate for its requirements. The Company also believes that all of its assets are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's  Annual Meeting of  Stockholders  was held on October 5,
          2001.

     (b) The following individuals were elected to the Company's Board of Directors to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

                                                       Against                                  Broker
Nominee                              For               or Withhold           Abstain            Non-Votes
                                     ---               -----------           -------            ---------
Timothy S. Durham                    111,727,239        0                    610                0
Terry G. Whitesell                   111,727,239        0                    610                0
Jeffrey W. Osler                     111,727,239        0                    610                0
Goodhue W. Smith, III                111,727,239        0                    610                0
John A. Schmit                       111,727,239        0                    610                0
D. Scott McKain                      111,727,239        0                    610                0
Daniel S. Laikin                     111,727,239        0                    610                0

(c) In addition to the election of Directors described in (b) above, the following matters were voted upon:

                                                                                                Broker
                                     For                Against              Abstain            Non-Votes
1.   Change of Company's State of    108,668,362        2,069                824                0
Incorporation from New York to
Delaware
2.   Change of Company's Name to     111,596,269        130,219              1,361              0
"Obsidian Enterprises, Inc."
3.   Authorization of 2001           111,600,270        64,543               63,036             0
Long-Term Incentive Plan

PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Company's common stock is currently traded on the Over-the-Counter Electronic Bulletin Board and on October 17, 2001, the symbol was changed from "DNZR" to "OBSD." The following table sets forth the high and low bid quotations for the common stock for the fiscal quarters indicated.

Fiscal 2001              High                                 Low
                         ----                                 ---

First Quarter            $0.30                                $0.09

Second Quarter           $0.20                                $0.063

Third Quarter            $0.30                                $0.14

Fourth Quarter           $0.41                                $0.09

Fiscal 2000              High                                 Low
                         ----                                 ---

First Quarter            $0.25                                $0.031

Second Quarter           $1.25                                $0.09

Third Quarter            $0.125                               $0.09

Fourth Quarter           $0.45                                $0.047

The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark down or commissions and may not necessarily represent actual transactions. At October 31, 2001, there were approximately 900 holders of record of the Company's common stock. Most of the shares of the common stock are held in street name for an unknown number of beneficial owners. To date the Company has not paid a cash dividend on its common stock. The payment and amount of any future cash dividends would be restricted by the Company's lenders and will necessarily depend upon conditions such as the Company's earnings, financial condition, working capital requirements and other factors.


ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial information concerning the Company. This information is not covered by the independent auditor's report. For further information, see the accompanying Consolidated Financial Statements of Obsidian Enterprises, Inc. (formerly Danzer Corporation) and subsidiaries for the ten-month period ended October 31, 2001 and the years ended December 31, 2000, 1999, 1998, and 1997, and the information set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 8, "Financial Statements and Supplementary Data" below.

The following information is a summary of the consolidated financial statements of the Company included elsewhere and should be read in conjunction with such consolidated financial statements. The information for the years ended December 31, 2000, 1999, 1998, and 1997 are for that of U.S. Rubber Reclaiming only, the accounting acquirer in the reverse merger further described in the financial statements referenced above.

OPERATING DATA:

                  (Amounts in thousands, except per share data)

                                                       Ten Months
                                                          Ended
                                                        October 31,               Year Ended December 31,
                                                                    --------------------------------------------------
                                                          2001         2000         1999         1998        1997
                                                      ----------------------------------------------------------------

Net sales                                               $  28,055     $  12,583   $  11,439    $  12,575    $  13,728
Income (loss) from operations                              (2,149)          184         413          107          819
Net income (loss)                                          (4,360)           48         216           74          525
Net income (loss)
  per common share, basic and diluted                        (.07)        --            .01        --             .01


BALANCE SHEET DATA:


                                                       October 31,                    December 31,
                                                                    --------------------------------------------------
                                                          2001         2000         1999         1998        1997
                                                      ----------------------------------------------------------------

Working capital (deficit)                                  $(3,484)   $     864   $   1,896    $   2,864    $   2,261
Total assets                                                 48,850       9,633      11,633       11,914        8,745
Long-term debt, including current portion                    36,779       3,846       5,914        6,365        3,085
Stockholders' equity                                          1,296       4,939       4,890        4,674        4,600

No dividends have been declared or paid in any period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                  INTRODUCTION

The transactions in June and July 2001 (see "Item 1. Business--History and Development of Business") were treated for accounting purposes as an acquisition by U. S. Rubber. For this reason, the fiscal 2000 and 1999 financial information represents only the financial results of U. S. Rubber and does not include the rest of the operations which are now part of the Company. For this reason, comparisons to prior periods are of limited utility.

The results of operations for 2001 include the operations of U. S. Rubber, Champion and Pyramid and a related entity (D. W. Leasing) for the ten months ended October 31, 2001, the operations of DII for the period from June 21, 2001 through October 31, 2001 and the operations of United from July 31, 2001 through October 31, 2001. See "Principles of Consolidation" in Note 2 to the Consolidated Financial Statements.


                 RESULTS OF OPERATIONS - 2001 COMPARED WITH 2000

PERCENTAGE OF SALES

The following table details the Company's results of operations as a percentage of sales:

                                                        Ten Months Ended          Year Ended
                                                           October 31,           December 31,
                                                              2001                   2000
                                                     ------------------------ --------------------

Net sales                                                       100.0%                   100.0%
Cost of sales, other than depreciation                           73.3                     86.1
Cost of sales, depreciation                                       7.8                      4.4
Selling, general and administrative expenses                     18.3                      8.0
Loss on asset impairment                                          8.2                     --
Interest expense                                                  9.1                      3.5
Interest income                                                  --                       (2.8)
Other expense                                                      .1                     --

SEGMENT SALES

The following table shows net sales by segment:

                                                  Ten Months Ended
                                                    October 31,          Year Ended December 31,
                                                        2001                      2000
                                              ------------------------- --------------------------

Trailer and related transportation equipment     $        14,016           $            --
manufacturing
Butyl rubber reclaiming                                    9,874                    12,583
Coach leasing                                              4,165                        --
                                              ------------------------- --------------------------

Total                                            $        28,055           $        12,583
                                              ========================= ==========================

The Company's revenue was less than expected for each of its segments in 2001. This is primarily due to interruptions in production in reclaimed butyl rubber, softer than expected sales of reclaimed butyl rubber, transport specialty trailers and truck bodies and the overall slowing of economic activity during the third quarter ended July 31, 2001 and the fourth quarter ended October 31, 2001. The Company's revenue in 2001 from its "United Expressline" and "Southwest Expressline" trailer manufacturing operations and from its coach leasing operations were generally in line with management's budgets.


TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The gross profit and gross profit percentage for the ten months ended October 31, 2001, for the trailer and related transportation equipment manufacturing segment were $1,740,320 and 12.4%. The Company had no sales in this segment in 2000.

The depressed conditions in the telecommunications industry were the primary factor that led to lower than expected truck body sales during 2001. A majority of the Company's truck bodies are used in the telecommunications industry. Sales were further affected by the recession and the consequent reduction in the overall level of capital spending. The Company reduced costs in 2001, primarily by reducing the number of personnel employed (a 35% reduction in August 2001) and by changing vendors for blank materials (an annualized reduction in costs of $56,000), but the reduction in costs was not sufficient to offset the effect of the reduced revenue. The Company anticipates that overall economic conditions and the economic state of the telecommunications industry will continue to adversely impact sales of truck bodies into 2002.

The Company's transport specialty trailer revenues were substantially below expectations in 2001. When this operation was acquired, management anticipated that it would continue to generate repair revenue at historic levels. This did not occur. Management believes this was because the relationships with repair customers were personal to the former owner and, for that reason, the Company was unable to maintain those relationships. In addition, the Company was unable to maintain trailer sales at anticipated levels, in part, because of the overall reduction in the level of capital expenditures throughout the economy. Finally, the Company was unable to efficiently complete the trailers that were in process at the time of acquisition. As a result of operating losses, the Company has made additional capital contributions to the operating subsidiary during fiscal 2001 of approximately $1,222,000 and the operating subsidiary was in default of certain loan covenants. The Company is in discussions to divest this operation. Given these facts, the Company concluded that the goodwill in the amount of $2,304,682, in connection with this operation, had been impaired and recorded a charge against income to reflect that impairment. (See "Loss on Asset Impairment.")

The Company's results of operations in its "United Expressline" and "Southwest Expressline" trailer manufacturing operations were in line with management's expectations for 2001.

BUTYL RUBBER RECLAIMING

Net sales for the periods reported in this segment are as follows:

                                                                Twelve Months
                                Ten Months Ended                   Ended
                                  October 31,                   December 31,
                    ---------------------------------------
                    2001               2000                         2000
                    --------------------------------------- -------------------

Rubber net sales    $     9,875,813    $    10,499,610      $    12,583,017
                    ======================================= ===================

Net sales in this segment for the ten months ended October 31, 2001 as compared to the comparable ten-month period ended October 31, 2000 decreased 5.9% in the amount of $623,797. Net sales in this segment for the twelve months ended December 31, 2000 as compared to an annualized sales for all of 2001 decreased approximately 5.8%.

Because of the widespread tire recalls at Bridgestone/Firestone and Goodyear, demand for the Company's reclaimed butyl products increased significantly during June, July and August 2001 over prior similar periods. However, the Company was not able to take advantage of this demand since the Company had scheduled a complete renovation of its 12" extruder (a key element of its manufacturing process) that began in June 2001. During 2001, the Company expended over $850,000 in this and other major renovations and the 12" extruder was not fully operational until late October 2001 after the increased demand had subsided. After Company's customers built up large inventories in anticipation of demand under the recalls, the number of tires submitted by consumers to be replaced was lower than anticipated and, as a result, tire manufacturers accumulated a large inventory of tires. Tire manufacturers reduced production in response to the inventory problem and this caused a substantial decrease in reclaimed butyl demand starting in September 2001. The Company anticipates that more normal inventory levels at its tire manufacturer customers will result in a return to historic levels of demand for reclaimed butyl rubber by tire manufacturers in calendar 2002.

The decline in the price of crude oil in September and October 2001 caused a decline in new oil exploration. As a result, the demand for pipeline mastic wraps produced with reclaim butyl rubber supplied by the Company also fell dramatically beginning in October 2001. As the price of crude oil begins to climb again, management believes the demand for those uses will return to historic levels in calendar 2002.

Cost of goods sold in this segment were as follows:

                                                              Ten Months Ended              Twelve Months Ended
                                                                 October 31,                   December 31,
                                                   ----------------------------------------
                                                           2001               2000                 2000
                                                   ---------------------------------------- --------------------

Rubber cost of goods sold                            $     8,883,969     $     8,845,338      $    11,389,820
Less nonrecurring settlement termination cost                      --                 --             (407,000)
                                                   ---------------------------------------- --------------------

Adjusted rubber cost of goods sold                   $     8,883,969     $     8,845,338      $    10,982,820
                                                   ======================================== ====================

% of sales                                                     89.9%               84.2%                87.3%
                                                   ======================================== ====================

Manufacturing costs increased in 2001 from the prior year for the ten-month period ended October 31, 2001 due to the 12" extruder renovation, the Company's inefficiencies in mixing poor raw material with quality raw material and butyl raw material buying competition. With the 12" extruder renovation completed in September 2001 and the increased use of butyl rubber pad scrap, management anticipates that the cost of goods sold percentage should decline in 2002 from that experienced in 2001.

Gross profit and gross profit percentage for the ten months ended October 31, 2001 and the twelve months ended December 31, 2000 were as follows:

                                                           Ten Months Ended              Twelve Months Ended
                                                              October 31,                    December 31,
                                                                               ----------------------------------------
                                                                 2001                 2000                1999
                                                          -------------------- ----------------------------------------

Rubber gross profit                                         $       991,845      $     1,193,197    $     1,355,435
Add back nonrecurring settlement termination cost                        --              407,000                 --
                                                          -------------------- ----------------------------------------

Adjusted Rubber gross profit                                $       991,845      $     1,600,197    $     1,355,435
                                                          ==================== ========================================

Rubber gross percentage                                              10.0%                12.7%              11.8%
                                                          ==================== ========================================




This reduction in gross profit percentage was due to lower sales and higher cost of sales, associated with the extruder renovation project and the lack of, and higher cost of, raw materials.

The Company obtains its raw material inventory through an extensive collection system consisting of small rubber collectors and large scrap tire recyclers. During 2001 the Company has experienced competition for its raw material inventory from Korean buyers and other overseas buyers. This resulted in higher raw material costs in 2001 and, to a lesser extent, limited sales because of the limited supply of raw materials.

Management believes that the use of butyl rubber pad scrap will help control the cost of raw materials in 2002 and that the Company has the ability to raise prices in 2002.


COACH LEASING

The revenue from the Company's coach leasing operations in 2001 exceeded management's expectations because of increased utilization of the coaches and an increase in the size of the fleet that the Company manages. Management believes that the increased utilization reflects the emphasis of its marketing efforts on rock and roll, pop, touring Broadway show and corporate customers. The financial statements for this segment in 2001 include income and expenses of D.W. Leasing, LLC ("DW Leasing"). DW Leasing is controlled by Messrs. Durham and Whitesell, the Chairman and President of the Company. At the time of the closing of the acquisition in June 2001, the Company and DW Leasing conducted cooperative operations through a management agreement, cross-guarantees of debt and shared management. On November 1, 2001, a transfer of a substantial part of DW Leasing's assets and liabilities was made to Obsidian Leasing Company, Inc., a Mississippi corporation ("Obsidian Leasing"), wholly owned by the Company.

For the ten months ended October 31, 2001, the coach leasing segment had gross profit and gross profit percentage of $2,547,065 and 61.1%. The Company had no sales in this segment in 2000.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are higher for the ten months ended October 31, 2001, versus the twelve-month period ended December 31, 2000, due to the operations added in 2001 as discussed previously.

Selling, general and administrative expenses for the ten-month period are higher than would be expected on an on-going basis because of the administrative costs that were necessary to start a process of creating better subsidiary reporting, the use of outside professionals for services to assist in the post-acquisition activities, the cost to obtain prior year audits to meet regulatory filing requirements, and the cost of providing services to management normally performed by Company personnel.

INTEREST EXPENSE

The Company's interest expense is a high percentage when calculated as a percentage of net sales since all acquisitions were highly leveraged. Interest cost by business segment and subsidiary company for the reported periods is as follows:

                                                  Ten Months Ended                    Twelve Months Ended
                                                  October 31, 2001                      December 31, 2000
                                         ------------------------------------ -------------------------------------
                                                                   % of                                    % of
                                                                Subsidiary                              Subsidiary
                                              Expense              Sales                 Expense          Sales
                                         ------------------------------------ -------------------------------------

Trailer and related transportation
equipment manufacturing:
  DII                                      $        34,090            2.4%      $            --
  United                                           299,460            3.2%                   --
  Champion                                         287,887            8.6%                   --

Butyl rubber reclaiming:
  U.S. Rubber                                      657,589            6.7%              441,698           3.5%

Coach leasing:
  Pyramid                                        1,266,292           27.4%                   --

Corporate                                           19,564           --                      --
                                         ------------------------------------ -------------------------------------

Total Company                              $     2,564,882            9.3%      $       441,698           3.5%
                                         ==================================== =====================================


LOSS ON ASSET IMPAIRMENT

During 2001, the Company evaluated the recoverability of Champion's long-lived assets, including goodwill, as required by generally accepted accounting principles. Champion has experienced significant operating losses and cash flow deficiencies. Champion determined the estimated future undiscounted cash flows were below the carrying value of certain long-lived assets. Champion wrote off the goodwill remaining on its balance sheet for these assets and recorded a charge of $2,304,682 in other income and expense as loss on asset impairment.


INCOME TAX PROVISION

The income tax provision for the twelve-month period ended October 31, 2000 decreased by $422,000 to a benefit for the ten-month period ended October 31, 2001. The income tax benefit is created primarily through the net operating losses of Obsidian Enterprises, Inc. and Danzer.

                 RESULTS OF OPERATIONS - 2000 COMPARED WITH 1999

The only operations for the Company reflected in 2000 and 1999 are those of its butyl rubber reclaiming segment.

Net sales for the periods reported in this segment are as follows:

                                            Twelve Months Ended
                                   ---------------------------------------
                                    December 31, 2000  December 31, 1999
                                   ---------------------------------------

Rubber net sales                     $    12,583,017    $    11,438,542
                                   =======================================

Net sales in this segment for the twelve months ended December 31, 2000 as compared to December 31, 1999 increased 10% in the amount of $1,144,475. This increase was based on the Company's increased sales for 2000 to tire manufacturers and to manufacturers of pipeline mastic wraps.

Cost of goods sold for the years ended December 31, 2000 and 1999 are as follows:

                                                    Twelve Months Ended
                                   -------------------------------------------------------
                                       December 31, 2000          December 31, 1999
                                   -------------------------------------------------------

Rubber cost of
sales                                        $11,389,820                  $10,083,107
Less nonrecurring settlement
termination cost                                (407,000)                  ---
                                   -------------------------------------------------------
                                   -------------------------------------------------------
Adjusted rubber cost of goods                $10,982,820                  $10,083,107
                                             ===========                  ===========
sold
% of Sales                                         87.3%                       88.2%
                                   =======================================================

Cost of goods sold decreased from 1999, if nonrecurring settlement termination cost is eliminated for comparative purposes. The Company was more efficient in mixing lower grade raw material with quality raw material and improved productivity with certain key pieces of equipment from 1999 to 2000. The settlement termination cost was paid to a broker who facilitated customer and vendor relationships. All the relationships obtained through that broker have been preserved after termination of the broker's contract.

Gross profit and gross profit percentage for the twelve months ended December 31, 2000 as compared to December 31, 1999, decreased $162,238 and 12.0%, respectively. After adjustment for the nonrecurring settlement termination cost, gross profit and gross profit percentage would have increased $244,762 and 18.1% for the twelve months ended December 31, 2000 as compared to December 31, 1999.

Selling, general and administrative expenses are higher for the twelve months ended December 31, 2000 versus the twelve month period ended December 31, 1999 due to higher cost of labor. Increase is also due to general increase in selling expenses due to higher sales, and increases in selected expenses related to sales, insurance and the costs associated with selling the business to Obsidian Capital Partners, LP.

Interest income is down for the twelve months ended December 31, 2000 as compared to December 31, 1999 by $68,326. The interest income is being earned due to loans made to the previous owner, recorded as notes receivable related party. The previous owner paid off all notes due U.S. Rubber prior to December 29, 2000, the date Obsidian Capital Partners, LP purchased U.S. Rubber. Interest income from these notes receivable was lower for the 2000 year due to the previous owner paying down a substantial balance owed during the fall of 2000.

Interest expense decreased $55,325 for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Interest expense is lower due to U.S. Rubber reducing the long-term debt by paying down the debt from proceeds received from the previous owner.

Income before income taxes decreased for the twelve months ended December 31, 2000 as compared to December 31, 1999 by $242,000. The decrease, if adjusted for the nonrecurring settlement termination cost in the amount of $407,000 would have been an increase of $165,000.

Income tax provision for the twelve-month period ended December 31, 2000 decreased by $74,000. The decrease is attributable to lower income before taxes. The tax provision is based on the estimated effective tax rate for the full fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Each of the subsidiaries of the Company have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. The high principal balances of some of these loans reflect the fact that Obsidian Capital Partners, LP, from whom four of the five subsidiaries were purchased, entered into highly leveraged acquisitions of Champion, U.S. Rubber, Pyramid, and United.

This high level of debt creates liquidity issues for the Company and the stringent financial covenants that are common for this type of debt increase the probability that the Company's subsidiaries will be in technical default under the loans. These risks are mitigated, in part, for the Company's United and U.
S. Rubber subsidiaries by the right described below under "Guarantees of OCP."

The Company was unable to obtain audited financial statements for the Company and each of its subsidiaries within 90 days of the end of its fiscal year. This created a technical default under most of the loans to the Company and its subsidiaries. These technical defaults have been waived by each of the lenders. In addition to these technical defaults, the Company and most of its subsidiaries have violated certain requirements and covenants in their debt agreements relating to maintenance of certain minimum ratios and levels of earnings to funded debt and fixed charge coverage rate. Management has brought these violations to the attention of its lenders and, except for the Champion debt and one DW Leasing note agreement, the lenders have waived these violations as described below under "Financial Covenant Waivers."

The Company's working capital position (current assets over current liabilities) was negative at October 31, 2001 by $3,484,000 in part because nearly 25% of the Company's debt is classified as a current liability.

The Company is addressing these liquidity and working capital issues in a variety of ways. Management anticipates that these steps will improve the Company's working capital position, strengthen its equity position and place the Company in a position to successfully address its liquidity issues. These steps include:

o The transactions described below under "U. S. Rubber Transaction" which would increase the Company's equity by $1,412,000 and improve its working capital position by approximately $570,000.

o The transactions described below under "Partners Equity Transactions" which would convert more than $2,170,000 of long-term liabilities to equity.

o The divestiture of Champion described below under "Champion Transaction" which would improve the Company's working capital position by approximately $1,700,000.

o The transactions described below under "Refinancing Activities" which management anticipates will reduce the Company's interest costs and decrease the proportion of debt which is treated as a current liability.

There can be no assurance that any or all of these transactions will occur.

FINANCIAL COVENANT WAIVERS

The Company has reached agreements with certain of its lenders to waive financial covenant defaults under the following loans:

o Management has completed discussions with Bank One in respect of the violations by U.S. Rubber of the negative covenants of (i) fixed charge coverage ratio and (ii) funded debt to EBITDA ratio. Management has received a waiver of these violations and an amendment of the Credit Agreement which extends it through November 1, 2002 when the entire debt is due.

o Pyramid is a guarantor of DW Leasing's debt to Regions Bank, Nashville, Tennessee. DW Leasing and Pyramid have been in violation of the Funded Debt to EBITDA ratio in the Regions Bank Credit Facility since the inception of the loan. This is due to the fact that DW Leasing acquired eight additional new luxury coaches, which coaches are highly leveraged. At the time of the Acquisition, Regions Bank granted a waiver of this violation. To date, the covenant has not been rewritten. Regions Bank has waived the violation as of October 31, 2001. However, since the Company continues to be in violation of this covenant, $639,000 of long-term debt due Regions Bank has been reclassified as a current liability.

o United was in violation of two negative loan covenants with First Indiana Bank. United had borrowed approximately $200,000 more than was allowed under the borrowing base at October 31, 2001 which was cured on January 31, 2001 and waived by the bank. In addition, United made advances to the Company that were not pre-approved by First Indiana Bank. This covenant violation has also been cured and the default waived through December 31, 2001. United is in compliance with these negative covenants after the date of the waivers.

o The Company was in violation of three negative covenants and failed to submit audited financial statements within 90 days of year-end with Renaissance US Growth & Income Trust PLC and FBSUS Special Opportunities Trust PLC, the holders of debentures that completed the financing of United. The Company has received a waiver of all of these violations through November 1, 2002.

o Various subsidiary companies were in violation of requirements to provide year-end financial statements to their respective lenders within ninety days of the close of the year-end. Management has received waivers on all of these violations.

o U.S. Rubber was in violation of a covenant with SerVaas, Inc. at October 31, 2001. SerVaas, Inc. agreed to waive through November 1, 2002, all its rights to accelerate the due date of amounts outstanding under the debt Agreement and the Subordinated Secured Promissory Note as a default created by U.S. Rubber's failure to make certain payments. In addition, SerVaas, Inc. also agreed to defer payment of all amounts due under the debt Agreement through November 1, 2001.

o Pyramid was in technical default of a loan covenant with Old National Bank of Evansville, Indiana. Pyramid was required to provide various financial information on a quarterly and annual basis. Through October 31, 2001, Pyramid had not provided all requested financial information, on a timely basis. Old National Bank agreed to waive its right to accelerate the due date of payments under its loan through November 1, 2002.

Champion remains in default of both the senior and the subordinated debt agreements, which have been classified as a current liability due to the default, and is operating under a forbearance agreement through March 15, 2002.

FUNDS AVAILABILITY

On a consolidated basis, as of October 31, 2001, the Company had approximately $529,000 of cash and cash equivalents. U.S. Rubber has available approximately $60,000 from its revolving line of credit with Bank One, Indiana, N.A., and Danzer Industries has available approximately $925,000 from its revolving line of credit with Bank of America Commercial Finance Corporation ("BOACFC"), the proceeds of which are available for the operations of that subsidiary. U.S.
Rubber may increase the availability under its existing revolving credit facilities in order to meet any of its expanded inventory requirements.

United, Danzer, U.S. Rubber and Pyramid have generated net cash flow from operations. The Company has funded Champion through inter-company advances which were converted to capital, and related party finished goods financing through DW Leasing through December 31, 2001, and through DC Investments, LLC controlled by the chairman of the Company since January of 2002.


REFINANCING ACTIVITIES

In August 15, 2001, Danzer Industries negotiated and closed a new Credit Agreement with Bank of America Commercial Finance Corporation ("BOACFC") whereby BOACFC agreed to lend Danzer Industries $1,000,000 in a mortgage loan secured by a lien on Danzer Industries' facility and a $1,000,000 Revolving Credit Facility which will provide Danzer Industries with increased liquidity for an expected increase in inventories. This new credit facility replaces the Wells Fargo credit facility for the period reported.

Management is refinancing some of the currently outstanding debt:

o Negotiations have been ongoing with a new lender to refinance the primary lender of U.S. Rubber at more favorable terms than the current terms. Management anticipates the refinancing will be concluded by the third fiscal quarter.

o The Company expects in the ordinary course of business to obtain an extension or annual renewal of the term of the First Indiana Bank revolving line of credit.

o The Company is undertaking to refinance the coaches transferred from DW Leasing to a new wholly owned subsidiary of the Company (Obsidian Leasing Company, Inc.) with DC Investments and its various existing lenders. Management anticipates that this will be concluded by the third fiscal quarter.


PARTNERS EQUITY TRANSACTIONS

Obsidian Capital Partners, LP, the major shareholder of the Company, is required under the Plan of Reorganization to fund through the purchase of additional preferred stock certain ongoing administrative expenses of the Company to complete the Plan of Reorganization, complete all required current and prior year audits to meet the regulatory filing requirements, and ensure all annual and quarterly SEC filings are completed to enable the registration of the preferred stock issued to Obsidian Capital Partners, LP. The amounts through January 31, 2002 were approximately $645,000. Management anticipates this and any additional items incurred will be converted to equity by May 15, 2002.

Obsidian Capital Partners, LP has indicated that it is willing to convert to Series C Preferred Stock of the Company $1,222,000 of advances from Partners to the Company. Management anticipates this transaction will be concluded by May 15, 2002.

GUARANTEES OF OCP

The Company has an agreement with Obsidian Capital Partners, LP that gives it the right to mandate a capital contribution from Obsidian Capital Partners, LP if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement with Obsidian Capital Partners, LP up to $1,620,000 on U.S. Rubber and $1,000,000 on United to fund the respective subsidiary's shortfall. Those payments, if any, would be applied directly to reduce the respective subsidiary's debt obligations to the lender.


U. S. RUBBER TRANSACTION

Management has reached agreement in principle with SerVaas, Inc. to terminate the Company's obligations under the Agreement with SerVaas, Inc. for $700,000 in cash and 30,000 shares of Series C Convertible Preferred Stock. DC Investments, Inc., an entity controlled by Mr. Durham, has agreed in principle to loan $700,000 to the Company and to purchase from SerVaas, Inc. the $1,750,000 principal amount Subordinated Note due SerVaas, Inc. which bears interest at 20% per annum and to exchange that note for a $700,000 principal amount note of U.S. Rubber bearing interest at 15% per annum paid currently and due, as to the principal, in one installment in five years. The net effect of this will be to reduce U.S. Rubber's liabilities by approximately $1,300,000. Management anticipates this will be concluded in late February, 2002. The effect of this transaction would be to increase the Company's equity and to improve its working capital position.


CHAMPION TRANSACTION

The Board of Directors has agreed in principle to divest Champion to a group consisting of Champion's management and Messrs. Durham and Whitesell pursuant to the terms of a non-binding Letter of Intent, subject to an independent review of fair value by the independent Board members of the Company. DC Investments, LLC has agreed to contribute $660,000 to the Company in exchange for Series C Preferred Stock. The Company will use those funds to purchase the loan of Bank One to Champion in that amount and would contribute that note to Champion as additional capital. In exchange for the assumption of the $1,250,000 subordinated debt of Champion and all accrued interest and either a release of the Company's guarantee of that debt or an indemnification of the Company for any loss to the Company, the management group would purchase the assets and assume substantially all liabilities of Champion.

As of October 31, 2001, Champion is in violation of its financial statement covenant under its Senior Credit facility with Bank One. Champion is working under a forbearance agreement through March 15, 2002. After October 31, 2001, Champion paid down the Bank One debt by $570,000 as consideration for this agreement. Champion is also indebted to Markpoint Equity Fund IV under a subordinated credit facility in the amount of $1,250,000. Champion has been in violation of the funded debt to EBITDA negative covenant of the Markpoint Credit Agreement since the inception of the loan. Management brought this violation to Markpoint's attention prior to the close of the Acquisition and has obtained a waiver of the violation each quarter. Markpoint has informed Champion it may not grant waiver of this violation in the future. The Bank One debt and the Markpoint debt have been reclassified as current liability due to these violations.

The Company has taken actions to improve Champion's profitability subsequent to year end including:

o Champion is renegotiating the lease on the facility where the manufacture of trailers is conducted, reducing its rental space, rent expense, utility expense, and related property costs significantly.

o Champion is completing four trailers for sale to racing teams competing in the "NASCAR racing circuit", and one trailer for sale to a racing team in the "IRL" circuit, the initial trailers sold by the Company in these new markets. Champion believes new orders from this market will be forthcoming in the next fiscal year. In addition, Champion backlog of trailer sales is higher at October 31, 2001 than at any date since the purchase of Champion.

o Champion reduced the work force beginning February 1, 2002 by an annualized amount of approximately $100,000.

o The payment of the debt due Bank One will result in an approximate annual interest cost savings of $80,000.

In spite of these steps, the Board of Directors believes it is in the best interests of the Company to divest Champion.

CASH FLOWS (EBITDA)

The Company's net cash provided by operations, for the ten months ended October 31, 2001 was $818,000. This is comprised of the non-cash depreciation and amortization of $2,296,000, impairment loss of $2,305,000, and increases in accounts payable of $934,000 offset by the net loss of $(4,360,000) and decrease in Champion's customer deposits of $1,104,000.

Cash flow provided from financing activities, for the ten months ended October 31, 2001 was $17,196,000. This is comprised of borrowings of long-term debt of $11,220,000, borrowings of short-term debt of $5,251,000, proceeds from capital contributions and sale of stock of $2,473,000, offset by principal repayments of long-term debt of $2,627,000.

Cash flow was used in investing activities for the ten months ended October 31, 2001 of $17,702,000. This is comprised of payments to purchase United Expressline for $12,040,000, purchase of U.S. Rubber for $5,730,000, purchase of property and equipment of $1,185,000 offset by the proceeds received from the sale and leaseback of equipment at U.S. Rubber of $1,321,000.

The total increase in cash is summarized as follows:

                                                       Ten Months Ended
                                                       October 31, 2001
Net cash provided by operations                              $  818,000
Net cash used in investing activities                       (17,702,000)
Net cash provided by financing activities                    17,196,000

Increase in Cash                                             $  312,000

EBITDA is a measure of the Company's ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America.

EBITDA by business segment and reconciliation to net income or loss under accounting principles generally accepted in the United States of America by subsidiary for the applicable periods is as follows:

                                                               Ten-month Period Ended October 31, 2001
                                                                            (in thousands)
                                              ---------------------------------------------------------------------------
                                                                                         Impairments
                                                                                        Depreciation           Net
                                                              Interest      Income                           Income
                                                 EBITDA        Expense      Taxes      & Amortization        (Loss)
                                              -------------- ------------ ----------- ------------------ ----------------
Trailer and related transportation equipment manufacturing:
United (3 months' operations)                          $695         $299         $98            $   202            $  96
Danzer (4 months' operations)                           187           33          --                164             (10)
Champion (10 months' operations)                      (542)          288          --              2,546          (3,376)
                                              -------------- ------------ ----------- ------------------ ----------------
Total                                                   340          620          98              2,912          (3,290)

Consolidating                                                                  (335)                                 335

Butyl rubber reclaiming:
U.S. Rubber (10 months' operations)                   1,133          658       (135)                905            (295)
Coach leasing:
Pyramid/DW Leasing (10 months' operations)            1,576        1,266          --                785            (475)
Corporate                                             (615)           20          --                 --            (635)
                                              -------------- ------------ ----------- ------------------ ----------------
Total Company                                        $2,434  $  2,564      $(372)     $           4,602         $(4,360)
                                              ============== ============ =========== ================== ================

                                                                   Year Ended December 31, 2000
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                                        Impairments          Net
                                                            Interest      Income       Depreciation         Income
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------
Trailer and related transportation
equipment manufacturing:
United                                          $      --    $     --    $    --          $      --       $      --
Danzer                                                 --          --         --                 --              --
Champion                                               --          --         --                 --              --
                                              ------------ ------------ ----------- -------------------- -------------
Total                                                  --          --         --                 --              --

Butyl rubber reclaiming:
U.S. Rubber (10 months'
operations)                                         1,094         442         50                554              48
Coach leasing:
Pyramid/DW Leasing                                     --          --         --                 --              --
Corporate                                              --          --         --                 --              --
                                              ------------ ------------ ----------- -------------------- -------------
Total Company                                   $   1,094    $    442    $    50          $     554       $      48
                                              ============ ============ =========== ==================== =============

                                  RISK FACTORS

There are a number of risk factors related to the future results of the Company, including those discussed in the following paragraphs.


LIQUIDITY

The Company cannot be certain that it will have sufficient liquidity available under existing lines of credit. Four of the Company's subsidiaries were acquired during the last fiscal year in highly leveraged transactions. Also, four of the Company's subsidiaries have been in violation of certain requirements and covenants in their debt agreements relating to maintenance of specified minimum ratios and levels of earnings to funded debt and fixed charge coverage. The Company cannot be certain whether it will be able to meet covenant requirements contained in debt agreements. Although the Company has been able to obtain waivers of previous violations, the Company cannot be certain that it will be able to obtain waivers of such covenants if waivers are needed in the future. One lender, Markpoint, has informed the Company that it may not grant any additional waivers of certain covenant violations.

There is no assurance that lenders will continue to lend to the Company. Lenders' criteria for loans change and, if there is a further general tightening of credit standards, the Company may not qualify for credit. Further, if the Company's financial performance deteriorates from the manner in which its various operations have historically performed, the Company's lenders may declare defaults and refuse to advance funds under revolving credit lines. Under these circumstances the Company may not be able to obtain credit on any terms.


INTEGRATION OF OPERATIONS

The Company now consists of a business combination of Obsidian Enterprises, Inc. and various recently purchased manufacturing entities of Obsidian Capital Partners, L.P. The management resources to date have been spent on purchasing, continuing operations at pre-acquisition capability after the purchase, and integrating subsidiary operations with the Obsidian management. The date of purchase of each entity by the current management is:

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

The Company is still in the process of resolving issues relating to the integration of the operations of these entities. The Company may not be successful in integrating these businesses or the integration may take longer or be more costly than currently anticipated.


MARKET RISK

The Company is exposed to market risk related to changes in interest rates on its debt. Approximately 36% of the Company's primary debt bears interest at a variable rate. An interest rate increase of one percentage point would increase the Company's interest expense over a one-year period by approximately $134,000 at current debt levels.


ABILITY TO ATTRACT AND RETAIN KEY MANAGERS AND EMPLOYEES

The Company's ability to retain key subsidiary management and employees will be a significant factor in the Company's success. The recent acquisitions of the four subsidiary entities and the changes in the Company's management have made it even more important for the Company to focus on retaining former managers and employees. In addition, the Company must attract a chief financial officer and continue to seek to obtain skilled managers and employees and to provide effective incentives for all of the managers and employees of its subsidiary companies.

COMPETITION

The Company faces strong competitors in its coach leasing segment and trailer and related transportation equipment manufacturing segment. The Company's coach leasing business competes with a number of other companies that lease luxury coaches. The Company's success in the coach leasing segment is dependent upon its ability to meet demand and match the quality and amenities sought after by its target market at competitive prices. The Company's trailer and related transportation equipment manufacturing segment competes with a number of companies, including a number who are much larger than the Company and have equal or greater technical and financial resources.


BUTYL RUBBER RECLAIMING SEGMENT

The Company's butyl rubber reclaiming segment is highly dependent upon the availability of raw materials. The Company is facing increased competition for raw materials from foreign manufacturers as the supply of the scrap butyl rubber from inner tubes continues to decline. The success of this segment will depend in large measure upon the Company's ability to successfully develop alternative sources of raw materials. The demand for butyl rubber by some of the Company's customers also is closely tied to the price of crude oil, with demand falling as the price of crude oil falls.


COACH LEASING SEGMENT

The Company's coach leasing segment leases luxury coaches primarily to performers in the entertainment industry. This segment is highly dependent upon the state of the general economy and its effect on entertainment spending. Consumer spending on entertainment tends to decline during recessionary periods when disposable income is low. The availability of quality contract drivers is another factor that affects the success of the coach leasing segment. Although customers are responsible for engaging their own drivers, the Company assists customers by suggesting drivers with whom the Company has had experience.


TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING SEGMENT

A majority of the truck bodies manufactured by the Company are used in the telecommunications industry. The success of the Company's trailer and related transportation equipment manufacturing segment is dependent upon overall economic conditions and in particular on the state of the telecommunications industry. Slightly more than one half of the Company's revenue from the manufacture of service truck bodies, which is part of the Company's trailer and related transportation equipment manufacturing segment, is derived from a single customer. The Company's success in this segment is dependent to a large degree upon the continued financial health of this one customer and the continued strength of the Company's relationship with this customer. The loss of this or another significant customer could have a material adverse effect on this segment of the Company's business.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to interest rate changes on it debt. The disclosures in Item 7 above are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Obsidian Enterprises, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period ended October 31, 2001 and the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for the period ended October 31, 2001 and the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

Our audit of the consolidated financial statements of Obsidian Enterprises, Inc. and Subsidiaries included Schedule II, contained herein, for the period ended October 31, 2001 and the years ended December 31, 2000 and 1999. In our opinion, such schedule presents fairly the information required to be set forth therein, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations in 2001, its current liabilities exceed its current assets, and it is in violation of certain of its loan covenants. This raises substantial doubt about the Company's ability to continue as a going concern. Realization of assets and satisfaction of liabilities in the ordinary course of business is dependent upon the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company also must comply with the terms of its debt financing agreements and continue to receive capital contributions from its owners. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Elkhart, Indiana
February 13, 2002



                                            McGladrey & Pullen, LLP

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                   October 31,      December 31,
                                                                                      2001             2000
                                                                                 ----------------------------------


ASSETS

Current assets:
    Cash and cash equivalents                                                      $         529   $          217
    Marketable securities                                                                     223              --
    Accounts receivable, net of allowance for doubtful accounts
      of $90 for 2001 and $0 for 2000 (Note 7)                                              3,744           1,746
    Accounts receivable, related parties (Notes 2 and 14)                                     217              --
    Notes receivable, related party, current portion (Notes 4 and 14)                          --           1,098
    Inventories, net (Notes 5 and 7)                                                        6,694             747
    Prepaid expenses and other assets                                                         602             336
    Deferred income tax assets (Note 12)                                                      673             532
                                                                                 ----------------------------------

Total current assets                                                                       12,682           4,676

Property, plant and equipment, net (Notes 6 and 7)                                         24,232           3,182

Other assets:
    Notes receivable, related party, net of current portion (Notes 4 and 14)                   --           1,770
    Intangible assets (Notes 2 and 3):
      Goodwill not subject to amortization                                                  5,829              --
      Goodwill, less accumulated amortization of $76                                        3,381              --
      Noncompete agreements, less accumulated amortization of $74                             912              --
      Trade name and customer relations, less accumulated
        amortization of $125                                                                  802              --
      Deferred debt costs, less accumulated amortization
        of $71 in 2001 and $70 in 2000                                                        433               5
      Other (Notes 3 and 8)                                                                   579              --
                                                                                 ----------------------------------

                                                                                   $      48,850   $        9,633
                                                                                 ==================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                   October 31,      December 31,
                                                                                      2001             2000
                                                                                 ----------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt (Note 7)                                     $       9,233   $        3,135
    Accounts payable, trade                                                                 3,620             509
    Accounts payable, related parties (Note 14)                                               925              --
    Accrued expenses                                                                        1,709             168
    Customer deposits                                                                         679              --
                                                                                 ----------------------------------

Total current liabilities                                                                  16,166           3,812

Long-term debt, net of current portion (Note 7)                                            27,546             711

Deferred income tax liabilities (Note 12)                                                   1,672             171

Accounts payable, related parties (Note 14)                                                 2,170              --

Commitments and Contingencies (Note 15)

Stockholders' equity (Note 10):
    Common stock, par value $.0001 per share; 40,000,000 shares authorized in
     2001; 20,000,000 in 2000; 36,007,855 shares outstanding in 2001 and
     17,760,015 shares outstanding in 2000                                                      3               1
    Preferred stock, 5,000,000 shares authorized; Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized and 3,739,169 shares issued and outstanding in 2001, no shares issued and outstanding in
     2000, 400,000 shares of undesignated Preferred Stock authorized                            4              --
    Additional paid-in capital                                                              5,612              --
    Accumulated other comprehensive income                                                     37              --
    Retained earnings (deficit)                                                            (4,360)          4,938
                                                                                 ----------------------------------

Total stockholders' equity                                                                  1,296           4,939
                                                                                 ----------------------------------

                                                                                   $      48,850   $        9,633
                                                                                 ==================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)

                                                                   Ten Months
                                                                     Ended
                                                                    October 31,          Year Ended December 31,
                                                                                  ---------------------------------
                                                                        2001             2000              1999
                                                            -------------------------------------------------------

Net sales                                                           $  28,055          $  12,583         $  11,439

Cost of sales                                                          22,778             11,390            10,084
                                                            -------------------------------------------------------


GROSS PROFIT                                                            5,277              1,193             1,355

Selling, general and administrative expenses                          (5,121)            (1,009)             (942)
Loss on asset impairment (Notes 2 and 13)                             (2,305)                 --                --
                                                            -------------------------------------------------------

                              Income (loss) from operations           (2,149)                184               413

Other income (expense):
  Interest expense (Note 7)                                           (2,565)              (442)             (497)
  Interest income (Note 14)                                                --                356               424
  Other expense                                                          (18)                 --                --
                                                            -------------------------------------------------------

Income (loss) before income taxes                                     (4,732)                 98               340

Income tax (expense) benefit (Note 12)                                    372               (50)             (124)
                                                            -------------------------------------------------------

Net income (loss)                                                  $  (4,360)  $              48   $           216
                                                            =======================================================

Basic and diluted earnings (loss) per share                         $   (.07) $               --   $           .01
                                                            =======================================================

Weighted average common and common equivalent shares
outstanding basic and diluted:                                     63,367,140         39,419,240        39,419,240
                                                            =======================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                              Accumulated
                             Comprehensive     Common Stock      Preferred Stock   Additional    Other     Retained
                                            -------------------------------------- Paid-in   Comprehensive Earnings
                             Income (Loss)  Shares      Amount   Shares   Amount   Capital      Income    (Deficit) Total
                             ----------------------------------------------------------------------------------------------

Balance at December 31,
 1998, adjusted for Danzer
 Corporation registered                                                           $
 common shares                     $     -- 15,870,272    $ 1         --      $--         --          $--   $4,674 $ 4,675
Issuance of stock under
 incentive plan and Parent
 note conversion                         --    141,797     --         --       --         --           --       --      --
1999 net income                          --         --     --         --       --         --           --      216     216
                             ----------------------------------------------------------------------------------------------

Balance at December 31, 1999             -- 17,588,348      1         --       --         --           --    4,890   4,891
Issuance of stock under
 incentive plan and Parent
 note conversion                         --  1,747,946     --         --       --         --           --       --      --
2000 net income                          --         --     --         --       --         --           --       48      48
                             ----------------------------------------------------------------------------------------------

Balance at December 31, 2000             -- 17,760,015      1         --       --         --           --    4,938   4,939
Conversion of debt to
 common stock                            --  1,750,000     --         --       --        355           --       --     355
To record the effect of the
 reverse merger June 21,
 2001 (Note 3)                           --         --      1  1,970,962        2      3,760        (103)  (4,938) (1,278)
Conversion of Series C
 Preferred Stock to common
 stock                                   -- 16,497,840      1  (824,892)      (1)         --           --       --      --
Issuance of 2,593,099
 shares of Series C
 Convertible Preferred
 Stock associated with the
 acquisition of United and
 capital contribution (Note
 3)                                      --         --     --  2,593,099        3      1,497           --       --   1,500
Unrealized gain on
 available-for-sale
 marketable securities                  140         --     --         --       --         --          140       --     140
2001 net loss                       (4,360)         --     --         --       --         --           --  (4,360) (4,360)
                             ----------------------------------------------------------------------------------------------

Total comprehensive loss         $  (4,220)
                             ===============

Balance at October 31, 2001
                                            36,007,855     $3 $3,739,169    $   4    $ 5,612      $    37 $(4,360) $ 1,296
                                            ===============================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Ten Months
                                                                         Ended
                                                                      October 31,       Year Ended December 31,
                                                                                    ---------------------------------
                                                                          2001           2000            1999
                                                                     ------------------------------------------------

Cash flow from operating activities:
  Net income (loss)                                                    $    (4,360)   $        48    $       216
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Depreciation and amortization                                              2,296            554            612
  (Gain) on sale of equipment                                                   (4)            --             --
  Impairment loss                                                            2,305             --             --
  Loss on sale of marketable securities                                         81             --             --
  Deferred income taxes                                                       (408)           216             --
  Changes in operating assets and liabilities net of effect of acquisitions:
    Accounts receivable, net                                                   643           (414)           139
    Inventories                                                                129            641            (96)
    Other assets                                                                 4           (284)           223
    Accounts payable, trade                                                    934             --            (57)
    Accrued expenses                                                           302              1              8
    Customer deposits                                                       (1,104)            --             --
                                                                     ------------------------------------------------

Net cash provided by operating activities                                      818            762          1,045
                                                                     ------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                      (1,185)        (1,052)          (398)
  Proceeds from sale of equipment                                            1,321             --             --
  Repayment of affiliated company payable                                       --          2,208            224
  Acquisition-related closing costs                                           (148)            --             --
  Purchase of marketable equity securities                                    (213)            --             --
  Cash received in reverse merger and other acquisitions                        98             --             --
  Cash payments in connection with the purchase of
    U.S. Rubber, net of cash acquired                                       (5,730)            --             --
  Cash payments in connection with the purchase of assets
    of United, net of cash acquired                                        (12,040)            --             --
  Proceeds from sale of marketable equity securities                           195             --             --
                                                                     ------------------------------------------------

Net cash provided by (used in) investing activities                        (17,702)         1,156           (174)
                                                                     ------------------------------------------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                       Ten Months
                                                                         Ended
                                                                      October 31,       Year Ended December 31,
                                                                                    ---------------------------------
                                                                          2001           2000            1999
                                                                     ------------------------------------------------

Cash flows from financing activities:
  Borrowings from related parties                                              984             --             --
  Net borrowings on lines of credit                                          5,251             --             --
  Borrowings on long-term debt                                              11,220             --             --
  Principal repayments on long-term debt                                    (2,627)        (2,186)          (458)
  Proceeds from capital contributions and
    sale of common stock                                                     2,473             --             --
  Debt issuance costs                                                         (105)            --             --
                                                                     ------------------------------------------------

Net cash provided by (used in) financing activities                         17,196         (2,186)          (458)
                                                                     ------------------------------------------------

Increase (decrease) in cash                                                    312           (268)          (413)

Cash and cash equivalents, beginning of year                                   217            485             72
                                                                     ------------------------------------------------

Cash and cash equivalents, end of year                                 $       529    $       217    $       485
                                                                     ================================================

Interest paid                                                          $     2,241    $       485    $       459
                                                                     ================================================

Interest received                                                      $        --    $       356    $       460
                                                                     ================================================

Taxes paid                                                             $        44    $         8    $        86
                                                                     ================================================

Noncash:
  Equipment purchased with debt or capital lease                       $     1,059    $        95    $        27
  Conversion of contributed amounts to equity                          $       355    $        --    $        --
  Seller note on acquisition of United Expressline                     $     1,500    $        --    $        --
  Seller note on acquisition of U.S. Rubber                            $     2,573    $        --    $        --

1.   DESCRIPTION OF BUSINESS AND CHANGE OF NAME

Danzer Corporation, formerly named Global Environmental Corp., was incorporated on October 6, 1987. Effective August 1, 1988, the Company acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. ("Global Holdings"). On October 7, 1999, the Company changed its name from Global Environmental Corp. to Danzer Corporation.

Danzer Corporation was reorganized through an Acquisition and Plan of Reorganization with U.S. Rubber Reclaiming, Inc. and Related Entities ("U.S. Rubber Companies"), which was consummated on June 21, 2001 (the "Effective Date"). In addition, Danzer Corporation changed its name to Obsidian Enterprises, Inc. However, the operating company, Danzer Industries, Inc.,

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


1.   DESCRIPTION OF BUSINESS AND CHANGE OF NAME, CONTINUED

retained its name. Hereafter, the names Danzer, Danzer Corporation, and Obsidian Enterprises, Inc. are used interchangeably. The operating company will continue to be referred to as Danzer Industries, Inc. The Acquisition and Plan of Reorganization of Danzer Corporation with U.S. Rubber Companies (see Note 3, the "Acquisition and Plan of Reorganization") was accounted for as a reverse acquisition as the shareholders of the U.S. Rubber Companies owned a majority of the outstanding stock of Danzer subsequent to the Acquisition and Plan of Reorganization.

For accounting purposes, U.S. Rubber Reclaiming, Inc. is deemed to have acquired Danzer. Accordingly, the fiscal 2000 and 1999 financial information presented herein represents only the financial results of U.S. Rubber Reclaiming, Inc.


Pursuant to the Plan of Acquisition and Reorganization described further in Note 3, United Expressline, Inc. was acquired July 31, 2001.

The resulting entities, considered accounting subsidiaries of U.S. Rubber Reclaiming, Inc. (the accounting acquirer) and legal subsidiaries of Obsidian Enterprises, Inc. (formerly Danzer) after the Acquisition and Plan of Reorganization, are as follows:

U.S. Rubber Reclaiming, Inc. ("U.S. Rubber", the accounting acquirer), which is engaged in reclaiming scrap butyl rubber into butyl reclaim for resale to manufacturers of rubber products.

Obsidian Enterprises, Inc. (formerly Danzer, the legal acquirer), a holding company.

Danzer Industries, Inc. ("Danzer Industries"), which is principally engaged in the design, manufacture and sale of truck bodies.

Pyramid Coach, Inc. ("Pyramid"), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The financial statements of Pyramid are presented on a combined basis. The combined financial statements of Pyramid also include the assets, liabilities, equity and results of operations of DW Leasing, LLC ("DW Leasing"). DW Leasing is controlled by individuals which are also controlling shareholders of Obsidian Enterprises, Inc. and, accordingly, Pyramid. DW Leasing also owns all coaches operated by Pyramid. All intercompany transactions are eliminated in combination of this entity.

Champion Trailer, Inc. ("Champion"), which manufactures and sells transport trailers to be used primarily in the auto racing industry.

United Expressline, Inc. ("United") manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements present the accounts of Obsidian Enterprises, Inc. and its wholly owned subsidiaries described in Note 1, all of which are treated for accounting purposes as purchases in a reverse merger more fully described in Note 3. The entities are collectively referred to herein as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying financial statements include the operations of U.S. Rubber, Champion, Pyramid and a related entity (DW Leasing) for the ten-month period ended October 31, 2001. January 1, 2001 is the beginning of the calendar year of the accounting acquirer U.S. Rubber. U.S. Rubber changed its fiscal year

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

end to adopt Danzer's (legal acquirer and previous registrant) year end. The financial statements include the operating results of Obsidian Enterprises, Inc. (formerly Danzer Corporation) and Danzer Industries, its wholly owned subsidiary, from June 21, 2001 (date of acquisition) through October 31, 2001. In addition, they include the results of United from July 31, 2001 (date of acquisition) through October 31, 2001.

BASIS OF PRESENTATION:

The Company's October 31, 2001 consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations in 2001 of $2,149,000 and a net loss of $4,360,000, which included an asset impairment charge of $2,305,000. The loss has weakened the Company's financial condition and contributed to its failure to meet certain financial covenants required by the lenders. As a result of these covenant violations, $2,570,000 of long-term debt has been reclassified as a current liability as of October 31, 2001. A significant portion of the Company's assets is pledged as collateral on these loans and foreclosure by the bank would seriously impair the Company's existence. In addition, these losses and the reclassification of long-term debt have contributed to a total deficit in working capital of $3,484,000 at October 31, 2001.

In view of these matters, realization of the assets and satisfaction of the liabilities in the ordinary course of business is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, comply with the terms of its debt financing agreements, obtain refinancing of certain obligations, and continue to receive capital contributions from its majority shareholder.

Management, as a part of its plan towards resolving these issues and generating revenue and cash flow, has taken the actions subsequent to year end as described below. Although management believes these actions will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity, or occur on terms acceptable to the Company.

o The Company, with Board of Directors approval, has agreed in principle to divest Champion to a group consisting of the Chairman of the Board of the Company, the President and the management group of Champion. The terms of the nonbinding Letter of Intent are subject to an independent review of fair value by the independent Board members of the Company. DC Investments, LLC has agreed to contribute $660,000 to the Company in exchange for Series C Preferred Stock. The Company will use those funds to purchase the loan of Bank One to Champion in that amount and would contribute that note to Champion as additional capital. In exchange for the assumption of the $1,250,000 subordinated debt of Champion and all accrued interest and either a release of the Company's guarantee of that debt or an indemnification of the Company for any loss to the Company, the management group would purchase the assets and assume substantially all liabilities of Champion. This proposed sale will result in the Company disposing of a subsidiary that comprised 77% of the Company's net loss for the ten-month period ended October 31, 2001.

o DC Investments, controlled by the Chairman of the Board, as approved by the Company Board of Directors, has made a loan in the amount of $570,000 to pay down a portion of the Champion debt that will be converted to equity after final review by the Board.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

o Obsidian Capital Partners, LP ("OCP"), majority owner of the Company, is negotiating with the Board of Directors to convert to capital $1,222,000 of loans made at the date of the Acquisition and Plan of Reorganization.

o Negotiations have been ongoing with a new lender to refinance the primary lender of U.S. Rubber at more favorable terms than the current terms. Management anticipates the refinancing will be concluded by the third fiscal quarter. Management and an affiliated entity subsequent to year end have negotiated with the subordinated debt holder of U.S. Rubber to pay off the debt and reduce debt amounts by approximately $1,300,000. Such agreement is scheduled to close in early 2002.

o The Company is undertaking to refinance the coaches transferred from DW Leasing to a new wholly owned subsidiary of the Company (Obsidian Leasing Company, Inc.) subsequent to year end with existing lenders and a related party (DC Investments, LLC) controlled by the Chairman of the Company. Management anticipates that this will be concluded by the third fiscal quarter. See Note 16.

o OCP has entered into agreements related to the debt of U.S. Rubber and United. Specifically, in the event of and in accordance with the default provisions, Obsidian is obligated to make capital contributions to these subsidiaries of $1,000,000 and $1,600,000, respectively. In addition, Partners has committed to fund through the purchase of additional preferred stock the costs of all legal, accounting and related costs to complete the Plan of Reorganization and the costs to meet all regulatory requirements to allow continued trading of Company stock by shareholders.


REVENUE RECOGNITION:

Sales are recorded when title passes to the customer (FOB shipping point) or when services are performed in accordance with agreements with customers. The Company accumulates costs of trailers in work-in-process inventory until completion. The Company recognizes repair revenue when services are provided to the customer. Shipping and handling charges billed to the customers are included in net sales. Shipping and handling costs incurred by the Company are included in cost of sales.

The Company also engages in used trailer sales transactions, in which the Company collects a commission for brokering activities. The Company does not take title to these trailers. Accordingly, commission revenues are recorded as cash is received by the Company.

For operating leases, income is recognized on a straight-line basis over the lease term. Recognition of income is suspended when management determines that collection of future income is not probable (generally after 90 days past due). Recognition is resumed if the receivable becomes contractually current and the collection of amounts is again considered probable. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset.

In the fourth quarter of 2000, effective as of January 1, 2000, the Company adopted Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101). The adoption of SAB 101 did not have a significant impact upon adoption at January 1, 2000, any quarterly reporting period during 2000, or at December 31, 2000.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


FAIR VALUE OF FINANCIAL INVESTMENTS:

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables approximates fair value as the effective rates for these instruments are comparable to market rates at year end. The carrying amount of investments approximates fair market value. The carrying amount of debt at October 31, 2001 approximates fair value, as a result of the current interest rates paid on the Company's borrowings being at market.


MARKETABLE SECURITIES:

The Company classifies its marketable securities as available for sale. The securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities.


PROPERTY, PLANT AND EQUIPMENT:

Building, equipment, furniture and fixtures are recorded at historical cost with depreciation taken using primarily the straight-line method over their estimated useful lives. Vehicles under capital lease of $291,290 are stated at the lower of fair market value or net present value of the minimum lease payments at the date of lease. Amortization of equipment under capital lease is included in depreciation expense. Life ranges for property and equipment are as follows:

        Buildings and improvements 30 - 39 years
        Plant, machinery and equipment 5 - 7 years
        Furniture and fixtures 5 - 7 years
        Coach fleet and vehicles 5 - 15 years

CONCENTRATION OF CREDIT RISK:

The Company maintains cash balances at a bank, which at various times throughout the year exceeded the Federal Deposit Insurance Corporation (FDIC) limit.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's customers are not concentrated in any one specific geographic region. The credit risk associated with trade receivables within this specific industry may be affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. The Company reviews a customer's credit history before extending credit. Allowances for doubtful accounts are established based on specific customer risk, historical trends and other information. Also see major customers described below.

Certain of the Company's employees are currently represented by the United Brotherhood of Carpenters and Joiners of America, Local Union No. 340, whose contract is in effect to February 2003. The contract contains provisions that affect compensation to be paid to employees included in the union.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


GOODWILL, INTANGIBLE ASSETS AND DEFERRED COSTS:

Goodwill, net was $9,210 thousand at October 31, 2001. Accumulated amortization amounted to $76 thousand at October 31, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill associated with acquisitions consummated after June 30, 2001 in the amount of $5,829 is not being amortized. All other goodwill is being amortized on a straight-line basis over 15 years through October 31, 2001. See Accounting Pronouncements within Note 2 for more information on SFAS No. 142.

Other intangible assets, net were $1,714 thousand at October 31, 2001. These amounts include trade names, customer relations and backlogs and other items, which are being amortized on a straight-line basis over lives ranging from 3 months to 15 years. At October 31, 2001, accumulated amortization amounted to $199 thousand.

Deferred debt issuance costs are amortized over the term of the related debt, primarily four to five years.

Goodwill and other intangible amortization expense for the ten months ended October 31, 2001 was $216 and $231 thousand, respectively. Accumulated amortization on goodwill and other intangible assets of Champion in the amount of $172 thousand was written off with the impairment discussed in Note 13.


INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes, (SFAS 109), as required. Under SFAS 109, deferred tax assets and liabilities are recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the enacted tax rates and laws expected to be in effect when the taxes are actually paid or received. (See Note 12.)


USE OF ESTIMATES:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.


CASH EQUIVALENTS:

For purposes of the statement of cash flows presentation, cash equivalents are unrestricted, highly liquid short-term cash investments generally with a maturity of three months or less.


IMPAIRMENT OF LONG-LIVED ASSETS:

The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected future cash flows resulting from the use of the assets. (See Note 13.)

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


MAJOR CUSTOMERS:

The following is a list of the Company's customers that represent 10% or more of consolidated net sales:

                               Ten Months
                               Ended
                               October 31,         Year Ended December 31,
                                           -----------------------------------
                                2001             2000              1999
                          ----------------------------------------------------

Butyl rubber sales:
  Customer (1)                  13%              34%               34%
  Customer (2)                   8%              22%               21%

EARNINGS PER SHARE:

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts except that the weighted-average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive.

In arriving at the weighted average number of common shares outstanding for basic income (loss) per share, the Company's Series C Convertible Preferred Stock, which has all the rights and privileges of the Company's common stock, has been reflected as equivalent common shares. The weighted average common shares outstanding for the years ended December 31, 2000 and 1999 reflect the 1,970,962 shares of Series C Convertible Preferred Stock issued to the former stockholders of the companies acquired in the reverse merger, see Note 3, as if such shares had been converted into their equivalent number of common shares of 39,419,240. Furthermore, because no other common equivalents were issued to the former stockholders of the acquired companies, the basic and diluted weighted average common shares outstanding for 2000 and 1999 are the same.

As described in Note 7, at October 31, 2001, the Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share at October 31, 2001. In addition, and as described in Note 10, the Company has options and warrants outstanding to purchase a total of 1,047,500 and 200,000 shares of common stock, respectively, at a weighted average exercise price of $0.09 and $0.25, respectively. However, because the Company incurred a loss for the period ended October 31, 2001, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.


COMPREHENSIVE INCOME:

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings, the

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

net unrealized gains or losses on available-for-sale marketable securities and is presented in the consolidated statement of stockholders' equity.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting and Reporting for Derivative Instruments. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement was amended by SFAS No. 137 in June 1999. The adoption of these statements did not materially impact the Company.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company implemented the remaining provisions of SFAS No. 142 on November 1, 2001. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. The adoption of this pronouncement will result in $5,829,000 of goodwill not being amortized and the elimination of approximately $225,000 of amortization annually on another $3,381,000 of goodwill previously being amortized.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

3.   ACQUISITIONS AND PLAN OF REORGANIZATION

On June 21, 2001 ("Acquisition Date"), a change of control of the Registrant occurred through an Acquisition Agreement and Plan of Reorganization dated June 21, 2001 (the "Reorganization Agreement") by and among Danzer, Danzer Industries, Inc., a wholly owned subsidiary of Danzer, and OCP, Timothy S. Durham (the newly elected Chairman of the Board of Danzer), and other individual owners of Pyramid and Champion. On the Acquisition Date, Danzer acquired: all of the outstanding capital stock of Pyramid in exchange for 810,099 shares of Danzer Series C Convertible Preferred Stock ("Danzer Preferred"); all of the outstanding capital

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


3.   ACQUISITIONS AND PLAN OF REORGANIZATION, CONTINUED

stock of Champion for 135,712 shares of Danzer Preferred and all of the outstanding capital stock of U.S. Rubber for 1,025,151 shares of Danzer Preferred. On July 31, 2001, Danzer acquired all of the outstanding capital stock of United Acquisition, Inc. ("UAI"), the holding company formed to acquire assets of United, from OCP for 2,593,099 shares of Danzer Preferred.

Pursuant to the Reorganization Agreement, Danzer issued 4,564,061 shares of its preferred stock to OCP, Timothy Durham, and other individual owners of Pyramid and Champion ("OCP Partners"). The Preferred Shares exchanged are Series C Convertible Preferred Stock, designated $.001 par value per share, with voting rights equal to common shareholders based upon the Preferred Shares conversion rights of exchange of 20 common shares for each 1 preferred share owned. The holders of the Danzer Preferred vote as a single class with the holders of Danzer's common stock. After the series of transactions were completed on July 31, 2001, the OCP Partners owned 75.42% of the total voting, convertible capital stock (Preferred) of Danzer. The preacquisiton Danzer shareholders and their successors own the remaining capital stock representing 24.58% of the total voting capital stock (Common). Since the U.S. Rubber Companies are so much larger than Danzer, and the existing U.S. Rubber shareholders obtained a majority interest in the stock of Danzer, they have been treated, for accounting purposes, as the acquirer in the Reorganization (reverse merger). Although for accounting purposes, U.S. Rubber has become the registrant, for all other purposes, U.S. Rubber, Pyramid and Champion legally became subsidiaries of Danzer on June 21, 2001. For purposes of this filing, the registrant's name continues to be Danzer, subsequently changed to Obsidian Enterprises, Inc., and the U.S. Rubber Companies will change their fiscal year to the fiscal year
(October 31) used by Danzer prior to the Reorganization. Therefore, the name Obsidian Enterprises and Danzer Corporation are one and the same as used in this filing and the financial statements attached as exhibits.

Pursuant to the Acquisition Agreement and Plan of Reorganization (the "Acquisition Agreement") discussed above, UAI was created. On July 31, 2001, OCP, through UAI, acquired substantially all of the assets of United, an Indiana-based manufacturer of enclosed cargo and specialty trailers, for approximately $15,358,000. The purchase price and purchase accounting has been allocated to the assets and liabilities of United based on their fair values. OCP exchanged 100% of its shares of UAI for shares of Series C Convertible Preferred Stock of Danzer ("Series C Preferred Stock"). The consideration was negotiated in arm's length discussions between the parties. As a result, UAI is now a wholly owned subsidiary of Danzer. Danzer intends to continue the operations of UAI under the name of "United Expressline, Inc."

In connection with the Acquisition Agreement described above, on June 21, 2001, the parties completed the first closing whereby OCP and affiliates exchanged all of the shares of Champion, Pyramid, and U.S. Rubber to Danzer for 1,970,962 shares of Series C Preferred Stock with voting rights, which is a controlling interest in Danzer. At the second closing on July 31, 2001, Danzer issued an additional 2,593,099 shares of Series C Preferred Stock to OCP in exchange for 100% of the shares of UAI.

The Reorganization (reverse merger) with Danzer, and subsequent acquisition of United, were accounted for under the purchase method of accounting. U.S. Rubber, the largest company owned by OCP Partners, was considered the acquirer for accounting purposes and recorded

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


3.   ACQUISITIONS AND PLAN OF REORGANIZATION, CONTINUED

Danzer's assets and liabilities based upon their estimated fair values, under the purchase method of accounting for business combinations. The operating results of Danzer have been included in the accompanying consolidated financial statements from the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of the acquisition.

The acquisition of Champion and Pyramid were also accounted for under the purchase method of accounting; however, due to the related-party relationships of the previous owners to the Company, the assets were recorded at net book value similar to pooling-of-interest accounting, referred to as reorganization of entities under common control. Accordingly, no additional goodwill was recognized beyond that recorded during the original acquisition from unrelated third parties.

Champion and Pyramid, originally acquired January 1, 2001 and part of the Plan of Reorganization of June 21, 2001 as discussed above, were previously owned by individuals who are also the members and managing directors of Obsidian Capital Company, LLC ("OCC"), the General Partner of OCP. Purchase accounting and a goodwill allocation of $2.6 million were recorded on Champion when the managing members of the OCC and others acquired those entities from unrelated third parties.


ACQUISITION OF DANZER CORPORATION AND SUBSIDIARY:

The purchase price and purchase accounting was allocated to the assets and liabilities of Danzer based on their fair values. The purchase price was based on the value of Danzer's equity determined by a third-party appraisal company of $3,257,539 plus acquisition costs of $963,919.

An independent third-party appraisal company conducted a valuation of Danzer's stock. The valuation allocation to tangible assets included $2,300,000 and $1,536,000 of net liabilities assumed. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets of $3,456,539 was allocated to goodwill.

The following schedule is a description of acquisition costs of Danzer and Danzer Industries and the purchase price allocation (in thousands):

Purchase price:
  Preferred stock                                              $       3,257
  Acquisition costs, including amounts to
   related parties (see Note 15)                                         964
                                                             ------------------

Total purchase price                                           $       4,221
                                                             ==================

Purchase price allocations:
  Tangible net assets acquired                                 $         764
  Goodwill acquired                                                    3,457
                                                             ------------------

Total allocation of purchase price                             $       4,221
                                                             ==================

ACQUISITION OF UNITED EXPRESSLINE, INC.:

An independent third-party appraisal company conducted a valuation of United's intangible assets. These intangibles include existing brand name, noncompete, and the customer base.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


3.   ACQUISITIONS AND PLAN OF REORGANIZATION, CONTINUED

The valuation of intangibles included $821,592 for brand name, $886,058 for noncompete, and $104,958 for the customer base. The excess of the purchase price of $15,358,000 over the fair value of the identifiable tangible and intangible net assets of $5,820,972 has been allocated to goodwill. The value assigned to tangible assets totaled $7,563,000.

The following schedule is a description of acquisition costs of United and the purchase price allocation (in thousands):

Purchase Price:
  Cash to seller                                              $       11,050
  Seller note                                                          1,500
  Liabilities assumed                                                  1,670
  Acquisition costs, including amounts to related
    parties (see Note 15)                                              1,138
                                                            -------------------

Total Purchase Price                                          $       15,358
                                                            ===================

Purchase Price Allocation:
  Current assets, including accounts
    receivable and inventory                                  $        5,559
  Land, property and equipment                                         2,004
  Goodwill                                                             5,821
  Intangible assets                                                    1,813
  Other assets                                                           161
                                                            -------------------

Total Purchase Price Allocation                               $       15,358
                                                            ===================

PRO FORMA INFORMATION:

The unaudited condensed consolidated results of operations on a pro forma basis as if the reorganization had occurred as of the beginning of the periods projected are as follows (in thousands, except per share data):

The unaudited condensed consolidated results of operations shown below are presented on a pro forma basis and represent the results of Danzer, Danzer Industries, U.S. Rubber, Champion, Pyramid and DW Leasing on a combined basis. In addition, United is treated as if the business combinations of these entities occurred at the beginning of the periods presented. The schedule below includes all depreciation, amortization and nonrecurring charges for all entities for the periods shown.

                                        Ten Months Ended   Year Ended December
                                          October 31,              31,
                                              2001                 2000
                                      -----------------------------------------

Net sales                                $        53,195      $        63,228

Net loss                                 $        (3,867)     $          (537)

Net loss per share - basic and diluted   $          (.03)     $          (.01)

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


3.   ACQUISITIONS AND PLAN OF REORGANIZATION, CONTINUED

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the Reorganization been consummated as of the above dates, nor are they necessarily indicative of future operating results.

4.   NOTES RECEIVABLE

U.S. Rubber had notes receivable amounting to $2,868 thousand from its former owner and the owner's affiliates. These notes were repaid in conjunction with the Acquisition and Reorganization of Danzer and U.S. Rubber. Also see Note 14.

5.   INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components (in thousands):

                                October 31,     December 31,
                                   2001            2000
                          ------------------ -------------------

Raw materials             $        3,734     $        1,649
Work-in-process                    1,471                  -
Finished goods                     2,322                435
Valuation reserve                   (833)            (1,338)
                          ------------------ -------------------

Total                     $        6,694     $          747
                          ================== ===================

The Company provides valuation reserves for inventory considered obsolete or not currently available for use in production. Inventory reserves at U.S. Rubber are related to excess scrap butyl rubber not currently available for use without further processing; therefore, it has minimal value. Changes in the valuation reserve are as follows (in thousands):

                                            U.S. Rubber          United              Total
                                         ------------------ ------------------ ------------------

Balance at January 1, 2000                 $       (1,818)    $           --     $       (1,818)
  Provision for losses, 2000                         (120)                --               (120)
  Write-off of inventory, 2000                        600                 --                600
                                         ------------------ ------------------ ------------------

Balance at December 31, 2000               $       (1,338)    $           --     $       (1,338)
  Provision for losses, 2001                          (60)               (13)               (73)
  Write-off of inventory, 2001                        578                 --                578
                                         ------------------ ------------------ ------------------

Balance at October 31, 2001                $         (820)    $          (13)    $         (833)
                                         ================== ================== ==================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows (in thousands):

                                       October 31,     December 31,
                                          2001            2000
                                   ------------------ -------------------

Land and improvements                   $     488        $        37
Buildings and improvements                  3,701              1,076
Plant machinery and equipment               8,756              7,297
Furniture and fixtures                        376                 48
Coach fleet and vehicles                   13,407                 --
                                    ------------------ -------------------

Total                                      26,728              8,459
Less accumulated depreciation               2,496              5,276
                                    ------------------ -------------------

Net property, plant and equipment      $   24,232        $     3,182
                                    ================== ===================

Depreciation expense of property, plant and equipment for the ten months ended October 31, 2001 and the years ended December 31, 2000 and 1999 included in continuing operations was $1,844,000, $547,739, and $604,759, respectively.

7.   FINANCING ARRANGEMENTS

In connection with the Acquisitions described in Notes 1 and 2 and to provide working capital, the Company has incurred the following debt as of October 31, 2001 and December 31, 2000:

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   October 31,       December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------

U.S. Rubber

Line of credit due, bearing interest at the prime rate plus .75% (6.25% at
 October 31, 2001), borrowings not to exceed the greater of $3,000,000 or the borrowing base (80% of eligible accounts receivable and 50% of eligible
 inventories), collateralized by substantially all assets of U.S. Rubber*         $        1,732     $        2,740

Note payable to a bank, interest payable monthly at prime rate plus 1% (6.5% at
 October 31, 2001), monthly principal payments of $2,395 beginning January
 2002, collateralized by substantially all assets of U.S. Rubber                             200                200

Note payable to a bank, due November 30, 2005, monthly principal payments of
 $34,725, balloon payment and accrued interest due at maturity, accruing interest at the prime rate plus 1% (6.5% at October 31, 2001), to be used to finance the acquisition and capital expenditures, collateralized by
 substantially all assets of U.S. Rubber*                                                  2,187                 --

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



7.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   October 31,       December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------

As part of the original acquisition described in Note 3, the Company issued a note payable to former owner (SerVaas, Inc.) in the amount of $1,750,000. The note requires interest payable monthly at fourteen percent (14%) from the date of this note until March 31, 2001 and at a rate of twenty percent (20%)
 thereafter. The former owner agreed to defer interest and principal payments through May of 2001. The amounts accrued during this period will become part of the balloon payment due December 28, 2005. The note is collateralized by a
 Stock Pledge Agreement given by OCP. In addition, this note is subordinated to the lines of credit and note payable described
 above.*                                                                                   1,750                 --

Note payable to former owner, total payments of $929,600, with interest imputed at 12%. Due in monthly installments of $38,733. Subordinate to bank
 debt and collateralized by inventory. Matures December 2001.                                730                 --

Note payable to a bank, due November 30, 2005, monthly principal payments of
 $2,778, balloon payment and accrued interest due at maturity, accruing interest at the prime rate plus 1% (6.5% at October 31, 2001), to be used to finance the acquisition, collateralized by substantially all assets of U.S.
 Rubber*                                                                                     474                806

Other                                                                                         88                100
                                                                                ------------------ ------------------

Subtotal U.S. Rubber                                                                       7,161              3,846
                                                                                ------------------ ------------------

* U.S.Rubber was in technical default of various loan covenants with its primary and subordinated lender at October 31, 2001. The Company has entered into an amendment to the credit agreement with the primary which includes waiver of the covenant violations. The amendment is further described in Note 16. The Company also obtained a waiver through November 2002 from the subordinated lender.

** The debt balances for December 31, 2000 reflect only those of U.S. Rubber. While the other companies listed for October 31, 2001 did have 2000 debt balances, U.S. Rubber becomes the accounting acquirer in a reverse merger. Debt balances for December 31, 2000 and prior years are presented in the financial statements of acquired businesses.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


7.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   October 31,       December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------

                                                                                ------------------ ------------------
Champion

Bank One, N.A. Facility 1--Line of Credit, maximum borrowing equal to $200,000, interest payable monthly at prime plus 1/2% (6% at October 31, 2001) due March
 15, 2002, collateralized by substantially all assets of Champion
 and guaranteed by Messrs. Durham and Whitesell*                                  $          200     $           --

Bank One, N.A. Facility 2--term loan, note payable $650,000, requires monthly principal installments of $7,738 plus interest at prime plus 3/4% (6 1/4% at
 October 31, 2001), matures June 2005, collateralized by substantially all
 assets of Champion and guaranteed by Messrs. Durham and Whitesell*                          526                 --

Bank One, N.A. Facility 3 - term loan, note payable $1,118,000, requires monthly principal installments of $31,056 plus interest at prime matures 1 1/2% (7% at
 October 31, 2000), matures June 2003, paid off on January 8, 2002, collateralized by substantially all assets of Champion and guaranteed by
 Messrs. Durham and Whitesell*                                                               621                 --

Note payable to The Markpoint Company, $1,250,000, interest payable monthly at
 13 1/2%, commencing June 1, 2000, balloon payment of outstanding principal balance due May 2005, collateralized by substantially all assets of Champion
 and subordinate to senior bank debt described above*                                      1,250                 --

Other                                                                                         15                 --
                                                                                ------------------ ------------------

Subtotal Champion                                                                          2,612                 --
                                                                                ------------------ ------------------

* Champion was in technical default of all of its debt. The Company has not been able to obtain waivers from the lenders. Accordingly, all debt has been classified as current.

** The debt balances for December 31, 2000 reflect only those of U.S. Rubber. While the other companies listed for October 31, 2001 did have 2000 debt balances, U.S. Rubber becomes the accounting acquirer in a reverse merger. Debt balances for December 31, 2000 and prior years are presented in the financial statements of acquired businesses.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


7.   FINANCING ARRANGEMENTS, CONTINUED


                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   October 31,       December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------
Pyramid and DW Leasing

Ford Motor Credit installment loan, $39,104 repayable in monthly installments of
 $667 including interest at .9% through October 2005, first lien on asset
 (purchase asset)                                                                 $           31     $           --

Various installment loans, $15,483,033 repayable in monthly installments totaling $203,402 including interest ranging from 8.5% to 13.1% through
 November 2007 and applicable balloon payments thereafter through December 2007, first lien on assets financed (finance acquisition and asset purchases).
 Substantially all borrowings guaranteed by the members of DW
 Leasing.*                                                                                12,929                 --

                                                                                -------------------------------------
Former shareholders of Pyramid and related companies installment loans,                      928                 --
 $927,500 repayable in monthly installments of interest at 9% through
 December 2003 with a balloon payment in January 2004, collateralized by
 Security Agreements for Pyramid, DW Leasing and the members of DW Leasing
 (finance acquisition)
                                                                                ------------------ ------------------

Subtotal Pyramid and DW Leasing                                                           13,888                 --
                                                                                ------------------ ------------------

* Pyramid was in technical defaults of several loan covenants with two of its primary lenders. Debt totaling $6,000,000 was subject to these defaults. The Company has obtained bank waivers through November 2002 for a portion of this amount. Amounts classified as current due to defaults that have not been waived are $639 thousand.

** The debt balances for December 31, 2000 reflect only those of U.S. Rubber. While the other companies listed for October 31, 2001 did have 2000 debt balances, U.S. Rubber becomes the accounting acquirer in a reverse merger. Debt balances for December 31, 2000 and prior years are presented in the financial statements of acquired businesses.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


7.   FINANCING ARRANGMENTS, CONTINUED



                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   October 31,       December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------
Danzer Industries

Bank of America line of credit, maximum borrowing equal to $1,000,000, with a base of 80% of eligible accounts receivable; plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at the
 LIBOR Daily Floating Rate plus 3.2% (5.5% at October 31, 2001), due March 31,
 2002, collateralized by substantially all assets of Danzer
 Industries and guaranteed by Obsidian Enterprises, Inc.*                         $           75     $           --

Bank of America loan--note payable $1,000,000, requires monthly principal installments of $5,555 plus interest at the LIBOR Daily Floating Rate plus 3.2%
 (5.5% at October 31, 2001), due August 15, 2006. Collateralized by
 substantially all assets of Danzer Industries and guaranteed by Obsidian
 Enterprises, Inc.*                                                                          983                 --


Equipment loans payable--monthly payments currently aggregating $2,443 including interest of 8.90% to 11.25% through September 2006. Collateralized
 by equipment financed.                                                                       53                 --

Term loans payable to US Amada, Ltd. Monthly payments currently aggregating
 $12,668 including interest at 10%, loans due January 2003, collateralized by
 equipment financed                                                                          285                 --

Other                                                                                         10                 --
                                                                                ------------------ ------------------

Subtotal Danzer Industries                                                                 1,406                 --
                                                                                ------------------ ------------------

* Danzer Industries was in default of its credit agreement for failure to provide audited financial statements within 90 days of fiscal year end. The Company has obtained an additional 45-day extension from the lender and anticipates providing audited statements within the extension period.

** The debt balances for December 31, 2000 reflect only those of U.S. Rubber. While the other companies listed for October 31, 2001 did have 2000 debt balances, U.S. Rubber becomes the accounting acquirer in a reverse merger. Debt balances for December 31, 2000 and prior years are presented in the financial statements of acquired businesses.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


7.   FINANCING ARRANGMENTS, CONTINUED


                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   October 31,       December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------

United

First Indiana Bank Revolving Line of Credit, maximum borrowing equal to
 $3,500,000, with a base of 80% of eligible accounts receivable; plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at prime plus .75% (6.25% at October 31, 2001) due July 1, 2002, collateralized by substantially all assets of United and guaranteed by
 Obsidian Enterprises, Inc.*                                                      $      3,111       $           --

First Indiana Term Loan I--note payable $291,000, requires monthly principal installments of $4,850 plus interest at prime plus 1% (6.50% at October 31,
 2001), due July 1, 2006, collateralized by substantially all assets of
 United and guaranteed by Obsidian Enterprises, Inc.*                                      281                   --

First Indiana Term Loan II--note payable $1,116,000, requires monthly principal installments of $6,200 plus interest at prime plus 1% (6.50% at October 31,
 2001), due July 1, 2006, collateralized by substantially all
 assets of United and guaranteed by Obsidian Enterprises, Inc.*                          1,104                   --

First Indiana Term Loan III--note payable $1,750,000, requires monthly principal installments of $72,917 plus interest at prime plus 2% (7.50% at October 31,
 2001), due July 1, 2003, collateralized by substantially all
 assets of United and guaranteed by Obsidian Enterprises, Inc.*                          1,604                   --

Subordinated note payable to Huntington Capital Investment Company, $3,500,000,
 interest payable quarterly at 14% per annum, balloon payment of outstanding principal balance due July 26, 2006. Unsecured and subordinate
 to First Indiana debt.                                                                  3,500                   --

Note payable to former shareholder $1,500,000, interest payable monthly at 9%
 per annum, balloon payment of outstanding principal balance due July 27,
 2006. Unsecured and subordinate to First Indiana and Huntington debt.                   1,500                   --


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


7.   FINANCING ARRANGMENTS, CONTINUED


                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   October 31,       December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------
United, Continued

Note payable to Renaissance (formerly parent Danzer Corporation), interest payable monthly at 8% per annum, with monthly principal payments beginning July
 2004 at a rate of $10 for each $1,000 of outstanding principal, due July 2008.
 Convertible at the option of the holder to common stock of Obsidian Enterprises at a conversion price of $.10 per share. The loan agreement also restricts dividend payments without the prior consent of the
 lender.                                                                                   500                   --

                                                                                ------------------ ------------------
Other                                                                                      112                   --
                                                                                ------------------ ------------------

Subtotal United                                                                         11,712                   --
                                                                                ------------------ ------------------

*United Expressline is in technical default of loan covenants with one of its primary lenders. The Company has obtained bank waivers from the lender through
  January 2002, at which time, the defaults were cured.
                                                                                ------------------ ------------------

Total all companies                                                                     36,779                3,846

Less current portion                                                                     9,233                3,135
                                                                                ------------------ ------------------

                                                                                  $     27,546       $          711
                                                                                ================== ==================

** The debt balances for December 31, 2000 reflect only those of U.S. Rubber. While the other companies listed for October 31, 2001 did have 2000 debt balances, U.S. Rubber becomes the accounting acquirer in a reverse merger. Debt balances for December 31, 2000 and prior years are presented in the financial statements of acquired businesses.

The Company was in violation of three negative covenants and failure of the Company to submit audited financial statements within 90 days of year end with Renaissance US Growth & Income Trust PLC and FBSUS Special Opportunities Trust PLC, the holders of debentures that completed the financing of United. The Company has received a waiver of all of these violations through November 1, 2002.

Various subsidiary companies were in violation of requirements to provide year-end financial statements to various lenders within 90 days of the close of the year end. Management has received waivers on all of these covenants.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



7.   FINANCING ARRANGMENTS, CONTINUED

The Company has an agreement with OCP that gives it the right to mandate a capital contribution from OCP if the lenders to U.S. Rubber and United were to declare a default. In that event, the Company has the right to enforce a capital contribution agreement with OCP up to $1,620,000 on U.S. Rubber and $1,000,000 on United to fund the respective subsidiary's shortfall. Those payments, if any, would be applied directly to reduce the respective subsidiary's debt obligations to the lender.

Following are the maturities of long-term debt for each of the next five years and thereafter (in thousands):

        2002                                $      9,233***
        2003                                       8,495
        2004                                       1,370
        2005                                       3,140
        2006                                       9,932
        Thereafter                                 4,609
                                        ------------------

                                                $ 36,779
                                        ==================

*** The current portion of long-term debt includes $2,570,000 of amounts in default and classified as current.

8.   LEASING ARRANGEMENTS

In 2001, U.S. Rubber entered into a sales-leaseback arrangement. Under the arrangement, U.S. Rubber sold equipment and leased it back for a period of five years. The leaseback has been accounted for as an operating lease. The loss of $218,236 realized in the transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

The Company has various operating lease commitments, principally related to machinery and equipment, office equipment, and facilities. The approximate future minimum annual rentals for the years under the terms of these leases, which expire on various dates through the year ending October 31, 2008, are as follows (in thousands):

Year Ending October 31,

        2002                      $          727
        2003                                 980
        2004                                  67
        2005                                  32
        2006                                  21
        Thereafter                            27
                                -------------------

                                  $        1,854
                                ===================

Rental expense under operating leases for the ten months ended October 31, 2001, in thousands, was $514 and for the years ended December 31, 2000 and 1999 was $130 and $136, respectively.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


9.   EMPLOYEE BENEFIT PLANS

Danzer Industries has a contributory defined benefit pension plan covering all eligible employees who have elected to participate in the plan. It is the Company's policy to fund pension costs as determined by the plan's actuary. The weighted average discount rate and expected rate of return on long-term assets used in determining the actuarial present value of the projected benefit obligation were 7% for the plan year ended December 31, 2000. The actuarial information included below, which is as of January 1, 2001, is for the plan's fiscal year ended December 31, 2000, and is the most recent available information.

Pension expense for the ten-month period ended October 31, 2001 is expected to approximate the year ended December 31, 2000, which was as follows (in thousands):

December 31,                                                               2000
                                                            -------------------

Benefits earned (service cost)                                $            3
Actual return on plan assets                                              22
Other items                                                              (43)
Interest expense                                                          22
                                                            -------------------

Total pension expense                                         $            4
                                                            ===================

A summary of the status of the plan as of December 31, 2000 is as follows (in thousands):

December 31,                                                             2000
                                                           -------------------

Projected benefit obligation:
    Vested                                                   $         (345)
    Nonvested                                                            --
                                                           -------------------

                                                                       (345)
Plan assets at fair value                                               287
                                                           -------------------

Funded status                                                           (58)
Unrecognized net actuarial loss                                          (9)
Unrecognized net (asset) obligation                                      47
                                                           -------------------

Accrued pension cost                                         $          (20)
                                                           ===================

The Company, through certain of its subsidiaries, also has defined contribution 401(k) plans which permit voluntary contributions up to 20% of compensation and which provide Company-matching contributions of up to 10% of employee contributions not to exceed 6% of employee compensation. 401(k) plan expense for the ten-month period ended October 31, 2001 was approximately $35 and $25 and $28 thousand for the years ended December 31, 2000 and 1999, respectively.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


10.  STOCKHOLDERS' EQUITY


PREFERRED STOCK:

The original capital structure of Danzer Corporation prior to the merger was comprised of the following: 5,000,000 authorized shares of $.001 par value preferred stock; 10,500 shares authorized of the Class of 10% Cumulative Senior Preferred Stock (Series A) with no shares issued or outstanding as 7,650 shares were retired; (Series B) Cumulative Convertible Senior Preferred Stock with 16,000 shares authorized and no shares issued or outstanding as 16,000 shares were retired. In addition, the Company had 20,000,000 authorized shares of common stock with 17,760,015 shares outstanding at December 31, 2000.

In June 2001, Danzer issued an aggregate of 1,750,000 shares of Danzer unregistered common stock in connection with the exchange of $355,000 of debt. On June 21, 2001, Danzer amended its articles of incorporation to authorize up to 4,500,000 shares of Series C Convertible Preferred Stock. In conjunction with the merger and acquisitions (described in Note 3) of June 21, the Company issued 1,970,962 of Series C Preferred Stock. The shareholders of Pyramid and Champion then converted 824,892 shares of preferred stock to 16,497,840 of common stock. In addition, on July 5, 2001, the Company increased the authorized shares of common stock by 20,000,000 to 40,000,000. On July 31, 2001, the Company issued 2,593,099 shares of additional convertible preferred stock related to the United acquisition.

The convertible preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 20 shares of common stock for each share of convertible stock. However, the convertible preferred stock may not be converted prior to the corporation filing a registration statement of such shares. Holders of the convertible preferred stock have voting rights which entitle them to cast on each matter submitted to a vote of the stockholders of the Corporation the number of votes equal to the number of shares of common stock into which such shares of Series C Preferred could be converted.

These shares were offered and sold in transactions which were exempt from Securities Act registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. No underwriters were involved in the sale of these shares. The Corporation will use its best efforts to file, as soon as reasonable practicable following the date of issuance of the Series C Preferred, a registration statement ("Registration Statement") on Form S-4, pursuant to the rules of the Securities and Exchange Commission ("SEC") and, if not, on such other form promulgated by the SEC for which the Corporation then qualifies, which is available to Corporation, and which counsel for the Corporation shall deem appropriate for the registration under the Securities Act of 1933.

On October 4, 2001, the Company changed its name from Danzer Corporation to Obsidian Enterprises, Inc. In addition, 5,000,000 shares of Preferred Stock were authorized with the domestication of Obsidian in Delaware. On October 9, 2001, the Company filed designation of preferences, rights and limitations of 4,600,000 shares of Series C Preferred Stock. This transaction results in 400,000 shares of authorized but undesignated preferred stock and cancellation of the Series A and B shares.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


10.  STOCKHOLDER'S EQUITY, CONTINUED

As a result of the reverse merger, U.S. Rubber becomes the accounting acquirer and accordingly, under purchase accounting, becomes the Registrant. Therefore, the 2000 and 1999 financial statements become those of U.S. Rubber. However, under purchase accounting for a reverse merger, the stockholders' equity section of the Registrant (formerly Danzer Corporation) becomes the equity of the merged entity. Accordingly, the statement of changes in stockholders' equity reflects that purchase accounting.


STOCK OPTIONS:

On May 7, 1990, Danzer's stockholders approved a stock option plan to issue both "qualified" and "nonqualified" stock options. Under the plan, 800,000 options to purchase shares of the Company's common stock may be issued at the discretion of the Company's Board of Directors. The option price per share is determined by the Company's Board of Directors, but in no case will the price be less than 85% of the fair value of the common stock on the date of grant. Options under the plan will have a term of not more than ten years with accelerated termination upon the occurrence of certain events.

In April 1998, Danzer granted 600,000 stock options, exercisable at $.10 per share, to its president. The options vest over two years and expire in April 2004. None of these options have been exercised as of October 31, 2001.

In September 1998, Danzer adopted a qualified  incentive stock option plan under
Section 422 of the Internal Revenue Code. Options granted under the plan will be granted at prices not less than fair value of the Company's stock at the date of grant, have a term not more than ten years and have other restrictions as determined by statute.

In September 1998, Danzer granted a total of 604,500 stock options, exercisable at $.10 per share, to certain employees. The options expire November 2001. As a result of voluntary termination, 75,000 options expired in 1999 and 192,000 options expired in 2000. None of these options were exercised as of October 31, 2001.

On July 24, 2001, the Board adopted, and on October 5, 2001, the Company's stockholders approved, the 2001 Long Term Incentive Plan (the "2001 Plan"). The 2001 Plan authorizes the granting to the Company's directors, key employees, advisors and consultants of options intended to qualify as Incentive Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options that do not so qualify ("Non-Statutory Options"), restricted stock and Other Stock-Based Awards that are not Incentive Options or Non-Statutory Options. The awards are payable in Common Stock and are based on the formula which measures performance of the company. There was no performance award expense in 2001. No options under this plan were granted to any employees. Options are exercisable for up to 10 years from the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


10.  STOCKHOLDERS' EQUITY, CONTINUED

income (loss) for the period ended October 31, 2001 and the years ended December 31, 2000 and 1999 would have been (in thousands) $(4,360), $3, and $198, respectively. Basic and diluted net income (loss) per share as reported would not have changed in any period presented had such compensation expense been recorded.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999 (no options were granted during the period ended October 31, 2001), respectively: risk-free interest rates of 6.4 and 5.5 percent; dividend yield of 0 percent in both years; expected lives of 5 years; and volatility of 978 and 170 percent. The estimated weighted average fair value of options granted during 2000 and 1999 were $0.10 and $0.05 per share, respectively.

Following is a summary of transactions of granted shares under option for the period ended October 31, 2001 and years ended December 31, 2000 and 1999:

                                        2001                           2000                          1999
                           ------------------------------- ----------------------------- ------------------------------
                                              Weighted                      Weighted                       Weighted
                                              Average                        Average                        Average
                                              Exercise                      Exercise                       Exercise
                               Shares          Price          Shares          Price          Shares          Price
                           --------------- --------------- -------------- -------------- --------------- --------------

Outstanding, beginning
 of year                        1,137,500          .09         1,029,500          .09         1,077,128          .09
Issued during the year                 --        --              450,000          .10           200,000          .05
Canceled during the year         (90,000)          .10           192,000          .09            75,000          .09
Exercised during the year              --        --              150,000          .10            72,628          .10
                           --------------- --------------- -------------- -------------- --------------- --------------

Outstanding, end of year        1,047,500          .09         1,137,500          .09         1,129,500          .09
                           =============== =============== ============== ============== =============== ==============

Eligible, end of year
 for exercise                  1,047,500*          .09         1,137,500          .09         1,029,500          .09
                           =============== =============== ============== ============== =============== ==============

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


10.  STOCKHOLDERS' EQUITY, CONTINUED

A further summary about fixed options outstanding at October 31, 2001 is as follows:

                                                            Weighted
                                                             Average        Weighted                       Weighted
                                                            Remaining       Average                        Average
                                            Number         Contractual      Exercise        Number         Exercise
                                          Outstanding         Life           Price        Exercisable       Price
                                        ---------------- ---------------- ------------- ---------------- -------------

Exercise price of $.10                       847,500*        1.6 yr.             .10        847,500              .10
                                        ================ ================ ============= ================ =============

Exercise price of $.05                       200,000         1.2 yr.             .05        200,000              .05
                                        ================ ================ ============= ================ =============

* 247,500 of the options listed above expire on November 1, 2001. In addition, in accordance with the Plan of Reorganization and Merger and the related "Letter agreements", the above options cannot be exercised until the Company amends its articles of incorporation to authorize shares of approximately 120,000,000 and has registered such shares.


STOCK WARRANTS:

Danzer issued warrants to purchase common stock to several parties. The following table summarizes the outstanding warrants for the ten-month period ended October 31, 2001 and the year ended December 31, 2000:


                                                                                Warrants Issued       Outstanding
                                       Outstanding Warrants                     (Expired) in           Warrants
                                       December 31, 2000      Exercise Price       Period          October 31, 2001
                                     ----------------------- ---------------- ------------------ ---------------------

Former president, upon resignation
in March 1998, expired in March
2001                                        100,000          $.25                   (100,000)                --
Financing agreement, effective
August 1997, terminated June 21,                             $.25 subject
2001                                        650,000          to adjustment          (650,000)                --
On June 21, 2001, Duncan-Smith Co.
terminated warrant for 650,000
common shares and was issued new
warrant for 10,000 shares Series C
Preferred exercisable at $2.00 per
share, expiring August 31, 2002                  --          $2.00                   200,000            200,000
Markpoint financing agreement
expiring May 2008 associated with
Champion**                                   Zero**           $.01                        --             Zero**


** The number of warrants available under the agreement with Markpoint is based on twenty-five percent of the fair market value of Champion to be determined based on a formula including a multiple of EBITDA. No warrants are currently available under this agreement based on the operating results and stockholder's deficit of Champion.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


10.  STOCKHOLDERS' EQUITY, CONTINUED


CONVERTIBLE DEBT:

As described in Note 7, at October 31, 2001, the Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share at October 31, 2001.

11.  BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing; coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows (in thousands):


                                                             Ten Months Ended October 31, 2001
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $       13,466      $       4,165       $       9,253      $      26,884
  Foreign                                           550                 --                 621              1,171
                                       ------------------------------------------------------------------------------

Total                                    $       14,016      $       4,165       $       9,874      $      28,055

Cost of goods sold                        $      12,276      $       1,618       $       8,884      $      22,778

Income (loss) before taxes                $      (3,509)     $        (570)      $        (653)     $      (4,732)

Identifiable assets                       $      25,315      $      13,330       $      10,205      $      48,850

Depreciation and amortization expense     $         606      $         785       $         905      $       2,296



Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales.

For the calendar years ended December 31, 2000 and 1999, the Company operated in only one segment (butyl rubber reclaiming), which was the segment of the accounting acquirer U.S. Rubber. U.S. Rubber had foreign sales of $943,325 for 2000.

12.  INCOME TAXES

The Company files a consolidated federal tax return. The parent and each subsidiary record their share of the consolidated federal tax expense on a separate-return basis. Any additional income tax expense on recovery realized as a result of filing a consolidated tax return is recorded in consolidation. The Company and each subsidiary file separate state income tax returns. The Company accounts for income taxes in compliance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the enacted tax rates and laws expected to be in effect when the taxes are actually paid or recovered.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


12.  INCOME TAXES, CONTINUED

The provision for (expenses) benefit for income taxes consists of the following (in thousands):


                                                2001            2000            1999
                                           ------------------------------------------------

Current:
  Federal                                    $         --    $        152    $       (112)
  State                                               (36)             14             (12)
                                           ------------------------------------------------

                                                      (36)            166            (124)
                                           ------------------------------------------------

Deferred:
  Federal                                             350            (187)             --
  State                                                58             (29)             --
                                           ------------------------------------------------

                                                      408            (216)             --
                                           ------------------------------------------------

Total                                        $        372    $        (50)   $       (124)
                                           ================================================

A reconciliation of income tax benefit (expense) at U.S. statutory rates to actual income tax benefit (expense) is as follows (in thousands):


                                                2001            2000            1999
                                           ------------------------------------------------

Benefit (tax) at statutory rate (34%)        $      1,609    $        (33)   $       (110)
Effect of nontaxable combined entity                 (166)             --              --
State income tax                                      (36)             (5)            (17)
Goodwill amortization                                 (26)             --              --
Increase in valuation reserve                      (1,024)             --              --
Other                                                  15             (12)              3
                                           ------------------------------------------------

                                             $        372    $        (50)   $       (124)
                                           ================================================

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



12.  INCOME TAXES, CONTINUED

Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                2001            2000            1999
                                           ------------------------------------------------

Deferred tax assets (liabilities):
  Accounts receivable                        $         32    $         --    $         --
  Inventories                                         472             517             693
  Accrued expenses                                    117              15              15
  Intangibles                                         791              --              --
  Operating loss carryforwards                      1,474              --              --
  Property and equipment                           (2,267)           (171)           (131)
  Loss on sale-leaseback                              (81)             --              --
                                           ------------------------------------------------

                                                      538             361             577
Less valuation reserves                            (1,537)             --              --
                                           ------------------------------------------------

Deferred tax assets (liabilities), net       $       (999)   $        361    $        577
                                           ================================================

Included in the accompanying balance sheet under the following (in thousands):



                                                2001            2000            1999
                                           ------------------------------------------------

Deferred tax assets                          $        673    $        532    $        708
Deferred tax liabilities                           (1,672)           (171)           (131)
                                           ------------------------------------------------

                                             $       (999)   $        361    $        577
                                           ================================================

The amount of federal tax net operating loss carryforwards available at October 31, 2001 was $3,600,000. The majority of these loss carryforwards were generated by certain subsidiaries prior to the reverse merger transaction in June 2001 and have expiration dates through the year 2021. The use of preacquisition operating losses is subject to limitations imposed by the Internal Revenue Code. Utilization of these loss carryforwards is impacted by such limitations. Accordingly, the deferred tax assets related to premerger operating losses have been reserved with a valuation allowance to the extent they are not offset by deferred liabilities.

Federal tax net operating loss carryforwards and expiration dates as of October 31, 2001 are as follows:


                                             Premerger        Expiration Dates       Postmerger     Expiration
                                             ---------                                              Dates
                                          ---------------- ----------------------- ---------------- ------------------

Obsidian Enterprises                         $     --                                  $    297           2021
Danzer Industries                               1,986        2008 through 2018               --            --
Pyramid                                           126               2020                     --            --
Champion                                          789               2021                    402           2021
                                          ----------------                         ----------------

                                             $  2,901                                  $    699
                                          ================                         ================

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


12.  INCOME TAXES, CONTINUED

Cash payments of income taxes for the ten months ended October 31, 2001 and for the years 2000 and 1999 were $44, $8, and $86 thousand, respectively.

13.  CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment losses are recognized when the fair value is less than the asset's carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of the underlying assets is adjusted to fair value if the sum of expected future undiscounted cash flows is less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

During October 2001, the Company completed an evaluation of the recoverability of the assets (primarily goodwill) of Champion. Certain events occurred during the period ended October 31, 2001 which caused the full recoverability of those assets to be brought into question. When this operation was acquired, management anticipated that this operation would continue to generate certain revenues, namely repair revenues, at historically consistent levels. This was not the case. It appears as though the customer relationships of this business were based on relationships with the former owner and as such have been difficult to maintain after the acquisition of Champion. Further eroding the performance of Champion have been lower overall sales demand and difficulties in achieving manufacturing efficiencies. As a result of these events that occurred after the acquisition, it became clear that the investment in Champion had become severely impaired. Accordingly, during fiscal 2001, Champion recorded charges of $2,305 thousand related to the impairment of goodwill. This charge was based on the estimated fair value of the long-lived assets of Champion.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


14.  RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates resulting in the following amounts for the periods ended (in thousands):

                                                                                    October 31,       December 31,
                                                                                       2001               2000
                                                                                 ------------------ ------------------

Balance sheet:
  Current assets:
    Accounts receivable, Obsidian Capital Company (OCC)                            $        217       $         --
    Notes receivable, former parent of U.S. Rubber                                           --              1,098
  Long-term portion:
    Notes receivable, former parent of U.S. Rubber                                           --              1,770
    Investment banking fees, purchase accounting*                                         1,960                 --
                                                                                 ------------------ ------------------

Total assets                                                                       $      2,177       $      2,868
                                                                                 ================== ==================

  Current liabilities:
    Accounts payable, Obsidian Capital Company (OCC)                               $        625       $         --
    Accounts payable, stockholders                                                          300                 --
  Long-term portion:                                                                         --                 --
    Accounts payable, Obsidian Capital Partners (OCP)                                     2,170                 --
                                                                                 ------------------ ------------------

Total liabilities                                                                  $      3,095       $         --
                                                                                 ================== ==================

Income statement:
  Rent expense, Obsidian Capital Company (OCC)                                     $         15       $         --
  Interest income, related to note above                                                     --                356
                                                                                 ================== ==================

Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms, or were collected or paid subsequent to year end. Amounts classified as long term represent amounts not currently due or amounts that are expected to be converted to equity subsequent to year end. Also see Note 16.

The Company was obligated to the stockholders and certain employees (that were formerly stockholders of subsidiary companies) under note payable agreements acquired as part of the acquisitions. The details of these notes payable are included in Note 7.

* Subsidiaries of the Company paid Obsidian Capital Company, an entity controlled by Mr. Durham (Chairman of the Company), investment banking fees associated with the acquisitions and related financing on the Danzer and U.S. Rubber merger and the United acquisition. Amounts paid by U.S. Rubber, United, and Danzer were $760, $600, and $600 thousand, respectively.

The December 31, 2000 balance sheet includes notes receivable due from the former parent company of U.S. Rubber, Inc. prior to it being acquired by Obsidian. The following table summarizes those notes (in thousands):

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


14.  RELATED PARTIES, CONTINUED


                                                                                                       December 31,
                                                                                                           2000

Unsecured note receivable from affiliated company. Interest accrues at an annual rate equal to
 Bank One prime (9.5% at December 31, 2000); due on demand.                                            $         737

Unsecured note receivable from affiliated company. Interest is to be paid monthly at an annual rate of 6.2%. Principal is due as follows: $200,000 in 2001; $300,000 in 2002; and $284,360 in
 2003. Note matures June 19, 2003.                                                                               784

Unsecured note receivable from affiliated company. Interest is to be paid monthly at an annual rate equal to Bank One prime plus 1/2% (10% at December 31, 2000). Principal is due in equal monthly installments of $13,440, beginning December 31, 1998, until maturity  (November 30,
 2005), at which time all unpaid principal and interest will be due.                                             806

Unsecured note receivable from affiliated company, payable on demand, with no stated interest                    541

                                                                                                               2,868
Less current portion                                                                                           1,098

                                                                                                       $       1,770

15.  COMMITMENTS AND CONTINGENCIES

The Company has a purchase commitment to purchase or lease three (3) coaches within 60 days of completion, expected to be in the first quarter of calendar 2002. The cost of these coaches will approximate $1.35 million.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

Certain insurable risks such as health insurance are self-insured by certain of the Company's subsidiaries. However, the Company has umbrella insurance coverage for certain risk exposures subject to specified limits. Accruals for claims under the Company's self-insurance program are recorded on a claim-incurred basis.

16.  SUBSEQUENT EVENTS

Management has reached agreement in principle with SerVaas, Inc. to terminate the Company's obligations under the Agreement with SerVaas, Inc. for $700,000 in cash and 30,000 shares of Series C Convertible Preferred Stock. DC Investments, Inc., an entity controlled by Mr. Durham, has agreed in principle to loan $700,000 to the Company and to purchase from SerVaas, Inc. the $1,750,000 principal amount Subordinated Note due SerVaas, Inc. which bears interest at 20% per annum and to exchange that note for a $700,000 principal amount note of U.S. Rubber bearing interest at 15% per annum paid currently and due, as to the principal, in one installment in five years. The net effect of this will be to reduce U.S. Rubber's liabilities by approximately $1,300,000. Management anticipates this will be concluded in late February 2002. The effect of

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


16.  SUBSEQUENT EVENTS, CONTINUED

this transaction would be to increase the Company's equity and to improve its working capital position.

On February 12, 2002, U.S. Rubber entered into a "Second Amendment to Credit Agreement" with its primary lender. The terms of the amendment require scheduled debt service payments under substantially the same terms as described in Note 7 through November 1, 2002 when all debt outstanding with the primary lender will become due. The agreement also modifies the terms of an operating lease with the lender requiring payment in full of the remaining lease obligation as of November 1, 2002 of approximately $738,000.

After October 31, 2001, Champion is in violation of its Senior Credit facility with Bank One. Champion is working under a forbearance agreement through March 15, 2002. Champion has paid down the Bank One debt by $570,000 as consideration for such agreements. The Company made a capital contribution of $570,000 from loan proceeds from DC Investments, LLC, controlled by Tim Durham, Chairman of the Company. Champion is also indebted to Markpoint Equity Fund IV under a subordinated credit facility in the amount of $1,250,000. Champion has been in violation of the funded debt to EBITDA negative covenant of the Markpoint Credit Agreement since the inception of the loan. Markpoint has informed Champion it may not grant a waiver of this violation in the future. The Markpoint debt has been reclassified as current liability due to this default.

The Board of Directors has agreed in principle to divest Champion to a group consisting of Champion's management and Messrs. Durham and Whitesell pursuant to the terms of a nonbinding Letter of Intent,subject to an independent review of fair value by the independent Board members of the Company. DC Investments, LLC has agreed to contribute $660,000 to the Company in exchange for Series C Preferred Stock. The Company will use those funds to purchase the loan of Bank One to Champion in that amount and would contribute that note to Champion as additional capital. In exchange for the assumption of the $1,250,000 subordinated debt of Champion and all accrued interest and either a release of the Company's guarantee of that debt or an indemnification of the Company for any loss to the Company, the management group would purchase the assets and assume substantially all liabilities of Champion.

To complete the Plan of Reorganization, Pyramid and DW Leasing were required to obtain lender approval of the transfer of assets subject to liabilities to Obsidian Leasing Company, Inc. ("Obsidian Leasing"), a wholly owned subsidiary of the Company. On November 1, 2001, the Company completed the tax-free exchange contemplated by the Acquisition Agreement of June 21, 2001, whereby all but seven coaches and the liabilities thereon were transferred to Obsidian Leasing to operate this segment of business previously under DW Leasing.

DC Investments, LLC, a related party 50% owned by Mr. Durham (Chairman of the Company), subsequent to year end, has purchased accounts receivable from DW Leasing, recorded by DW Leasing as deposits on trailers, in the amount of $1,050,582 as of February 13, 2002. DW Leasing used the proceeds from the purchase of the accounts receivable to pay off the accounts payable due Obsidian Capital Company in the amount of $624,317 and the amount due shareholders and other related parties in the approximate amount of $300,000.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     (dollars in thousands, except per share amounts)


                                          Fiscal Year Ended October 31, 2001

                                             First Qtr.*     Second Qtr. Ended   Third Qtr. Ended      Fourth Qtr.
                                            Ended 1/31/01         4/30/01             7/31/01        Ended 10/31/01
                                          ------------------ ------------------- ------------------ ------------------

Net sales                                   $        3,743     $        5,548      $        5,752     $     15,163

Gross profit                                           442              1,345                 984            2,659

Net income (loss)                                     (355)              (291)               (901)          (2,836)**

Net income (loss) per common and common
 equivalent share                                     (.01)              (.01)               (.02)            (.03)
                       Fiscal Year Ended December 31, 2000

                                          First Qtr. Ended   Second Qtr. Ended   Third Qtr. Ended      Fourth Qtr.
                                               3/31/00            6/30/00             9/30/00        Ended 12/31/00
                                          ------------------ ------------------- ------------------ ------------------

Net sales                                   $        3,059     $        3,024      $        3,233     $        3,267

Gross profit (loss)                                    301                372                 373                147

Net income (loss)                                       86               (118)                146                (66)

Net income (loss) per common and common
 equivalent share                                    --                 --                  --                    --

* The first quarter for U.S. Rubber includes the first and second month (November and December) of 2000.

** The fourth quarter includes the charge for the impairment of goodwill related to Champion of $2,305 ($.02 per share).

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


SCHEDULE II--VALUATION AND QUALIFYING OF ACCOUNTS

                                                Ten Months Ended October 31, 2001
                                                            (in thousands)
                                                       Column C--Additions
                                               -----------------------------------
    Column A--Description          Column        (1)--              (2)--
                               B--Balance at     Charged to      Charged to         Column D--        Column E--
                               Beginning of       Costs and      Other Accounts--   Deductions--      Balance at
                                  Period           Expenses      Describe           Describe          End of Period
----------------------------- ---------------- ----------------- ----------------- ----------------- -----------------

Inventory valuation
allowances                      $    1,338       $       73        $       --        $      578*       $      833
                              ================ ================= ================= ================= =================

Deferred tax valuation
reserve                         $       --       $    1,024        $      513**      $       --        $    1,537
                              ================ ================= ================= ================= =================

                                                     Year Ended December 31, 2000
                                                            (in thousands)

                                                       Column C--Additions
                                               -----------------------------------
    Column A--Description          Column        (1)--              (2)--
                               B--Balance at     Charged to      Charged to         Column D--        Column E--
                               Beginning of       Costs and      Other Accounts--   Deductions--      Balance at
                                  Period           Expenses      Describe           Describe          End of Period
----------------------------- ---------------- ----------------- ----------------- ----------------- -----------------

Inventory valuation
allowances                      $    1,818       $      120        $       --        $      600*       $    1,338
                              ================ ================= ================= ================= =================

Deferred tax valuation
reserve                         $       --       $       --        $       --        $       --        $       --
                              ================ ================= ================= ================= =================

*    Write-off of inventory  against reserve.
**   Valuation  reserve of acquired companies recorded in purchase accounting.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in a Current Report Form 8-K filed on November 13, 2001, the Audit Committee of the Company's Board of Directors decided on November 7, 2001, to dismiss Linton, Shafer & Company, P.A. ("Linton Shafer") as the Company's independent auditors. The audit reports of Linton Shafer on the consolidated financial statements of the Company as of and for the years ended October 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended October 31, 2000 and 1999 and the period following October 31, 2000, there were no disagreements between the Company and Linton Shafer on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure. A letter from Linton Shafer confirming the statements set forth in this Item 9 was attached as Exhibit 16 to the Current Report on Form 8-K filed on November 13, 2001.

On November 7, 2001, the Board of Directors engaged McGladrey & Pullen, LLP ("McGladrey") as the Company's new independent auditors. During the fiscal years ended October 31, 2000 and 1999 and during the period following October 31, 2000, the Company did not consult McGladrey regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice provided that McGladrey concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to all Directors of the Company, including their ages, present principal occupations, other business experience during the last five years, membership on committees of the Board and directorships in other publicly held companies.

Name                                Age                         Position                           Director Since

Timothy S. Durham                    39    Chief Executive Officer and Chairman of the Board             2001
Terry G. Whitesell                   62    President, Chief Operating Officer and Director               2001
Jeffrey W. Osler                     33    Executive Vice President, Secretary, Treasurer and            2001
                                           Director
Goodhue W. Smith, III*+              51    Director                                                      1997
John A. Schmit*+                     33    Director                                                      2001
D. Scott McKain                      47    Vice Chairman and Director                                    2001
Daniel S. Laikin+                    40    Director                                                      2001

---------
* Members of the Compensation Committee
+ Members of the Audit Committee

Timothy S. Durham has been a director since June 2001. Mr. Durham has been the Company's Chairman of the Board and Chief Executive Officer since June 2001. Since April 2000, Mr. Durham has served as a Managing Member and Chief Executive Officer of Obsidian Capital Company LLC, which is the general partner of Obsidian Capital Partners LP. Prior to that time, between 1998 and 2000, Mr. Durham founded and maintained a controlling interest in several investment vehicles, including Durham Capital Corporation, Durham Hitchcock Whitesell and Company LLC, and Durham Whitesell & Associates LLC. From 1991 to 1998, Mr. Durham served in various capacities at Carpenter Industries, Inc., including Vice Chairman, President and Chief Executive Officer. Mr. Durham is Mr. Osler's brother-in-law.

Terry G. Whitesell has been the Company's President and Chief Operating Officer since June 2001 and has been a director since October 2001. Prior to that time, Mr. Whitesell co-founded several entities with Mr. Durham, including Obsidian Capital Company LLC, Durham Hitchcock Whitesell and Company LLC, and Durham Whitesell & Associates LLC. Mr. Whitesell is also a Managing Member of Obsidian Capital Company LLC. From April 1992 until September 1998, Mr. Whitesell served as Executive Vice President of Carpenter Industries, Inc. Prior to that time Mr. Whitesell held various management positions over the course of 25 years with Wayne Corporation.

Jeffrey W. Osler has been the Company's Executive Vice President, Secretary and Treasurer since June 2001 and has been a director since October 2001. Mr. Osler is also a Managing Member of Obsidian Capital Company LLC. Mr. Osler has also served as Senior Vice President at Durham Whitesell & Associates LLC and Durham Capital Corporation since September 1998. Prior to that time, Mr. Osler served as the General Manager of Hilton Head National Golf Club. Mr. Osler is Mr. Durham's brother-in-law.

Goodhue W. Smith, III has been a director since 1997. Mr. Smith founded Duncan-Smith Co., an investment banking firm in San Antonio, Texas, in 1978 and since that time has served as its Secretary and Treasurer. Mr. Smith is also a director of Citizens National Bank of Milam County, Ray Ellison Mortgage Acceptance Co. and American Absorbents Natural Products, Inc.

John A. Schmit has been a director since July 2001. Mr. Schmit joined Renaissance Capital Group, Inc. in 1997 and is a Vice President--Investments. Prior to joining Renaissance Capital Group, Mr. Schmit practiced law with the law firm of Gibson, Ochsner & Adkins in Amarillo, Texas from September 1992 to September 1994. Between August 1994 and May 1996, Mr. Schmit attended Georgetown University where he earned his L.L.M. in International and Comparative Law.

D. Scott McKain has been Vice Chairman and a director since October 2001. He has served as the Chairman of McKain Performance Group since 1981. Mr. McKain has also been the Vice Chairman of Durham Capital Corporation since 1999. Prior to that time from 1983 to 1998, Mr. McKain was a broadcast journalist and television commentator. Mr. McKain has also authored several books and is a keynote speaker, who presents high content workshops across the nation.

Daniel S. Laikin has been a director since October 2001. He has served as a Managing Member of Fourleaf Management LLC, a management company of an investment fund that invests in technology related entities, since 1999. Prior to that time, Mr. Laikin served as the Chairman of the Board of Biltmore Homes from 1993 to 1998. Mr. Laikin is a member of the Board of Directors of J2 Communications, Inc.

EXECUTIVE OFFICERS

The Company's executive officers are appointed by the Board of Directors and hold office at the pleasure of the Board until successors are appointed and have qualified. Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock ("10% Shareholders") to file reports of ownership and reports of changes in ownership of the Company's Common Stock with the Securities Exchange Commission ("SEC"). Officers, Directors and Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under Section 16 (a). Based solely on its review of the copies of such forms received by it with respect to its fiscal year ended October 31, 2001, and written representations from certain reporting persons that no other reports were required to those persons, the Company believes that its officers, directors and 10% Shareholders were complied with all Section 16(a) requirements, except that the Form 3 Initial Statement of Beneficial Ownership of Securities for Mr. Schmit was filed late.


ITEM 11. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's past three fiscal years ended October 31, 2001 by the Company's Chief Executive Officer.

                                                                                  Long-Term
                                        Annual Compensation                   Compensation Awards
------------------------- --------------------------------------------------- -------------------- -----------------
        Name and                                                                  Securities          All Other
   Principal Position       Year           Salary               Bonus             Underlying         Compensation
                                                                                 Options/SARs
------------------------- ---------- ------------------- -------------------- -------------------- -----------------
Timothy S. Durham,           2001           $27,404                 $0                 $0                   $0
Chief Executive              2000               N/A                N/A                N/A                  N/A
Officer(1)                   1999               N/A                N/A                N/A                  N/A
------------------------- ---------- ------------------- -------------------- -------------------- -----------------
M. E. Williams,              2001          $110,000            $12,824                  0                    0
Chief Executive              2000          $107,609             $9,375                  0               $3,125
Officer(2)                   1999          $105,000             $8,386                  0                    0
------------------------- ---------- ------------------- -------------------- -------------------- -----------------


(1) Mr. Durham was elected Chief Executive Officer and Chairman of the Board on June 21, 2001.
(2)  Mr. Williams resigned as Chief Executive Officer on June 21, 2001.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

No grants were made during fiscal 2001 pursuant to the Company's 1999 Stock Option Plan or the Company's 2001 Long Term Incentive Plan.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information for 2001 with respect to Option/SAR exercises by the executive officers named in the Summary Compensation Table and the value of unexercised options and SARs as of October 31, 2001.

                         Number of Unexercised      Value of Unexercised
                         Options/SARs at Fiscal         In-the-Money
                              Year-End (#)         Options/SARs at Fiscal
                                                        Year-End ($)
------------------      ------------------          -------------------
Name                       Exercisable/                 Exercisable/
                           Unexercisable                Unexercisable
------------------      ------------------          -------------------
M. E. Williams             882,000/0                     $138,550/0(1)
------------------      ------------------          -------------------

(1) Represents the difference between the last reported sales price per share of the Company's common stock as reported on the OTC Bulletin Board on October 31, 2001, and the exercise price of the option.

                             1999 STOCK OPTION PLAN

The Company maintains the 1999 Stock Option Plan (the "1999 Plan") under which options of purchase 800,000 shares of the Company's Common Stock, par value $.0001 per share, have been reserved. Pursuant to the 1999 Plan, the Company is permitted to issue incentive stock options ("Incentive Stock Options") and non-qualified stock options ("Non-Qualified Stock Options") to employees or directors of the Company; provided, however, that no incentive Stock Options shall be granted to a non-employee director. Incentive Stock Options under the 1999 Plan are intended to qualify for the tax treatment accord under Section 422 of the Internal Code of 1986, as amended (the "Code"). Non-Qualified Options under the 1999 Plan are intended to be options which do not qualify for the tax treatment accorded under Section 422 of the Code.

All directors and key employees of the Company and its subsidiaries are eligible to participate in the 1999 Plan. The 1999 Plan is administered by the Board of Directors of the Company which, to the extent it determines, may delegate its power with respect to the administration of the 1999 Plan to a compensation advisory committee consisting of not less than three members, at least two of whom shall be directors for the Company.

Under the 1999 Plan, Incentive Stock Options to purchase shares of the Company's Common Stock may not be granted for less than 100 percent of fair market value of the Common Stock on the date the Incentive Stock Option is granted; provided, however, that in the case of an Incentive Stock Option granted to any person then owning 10 percent of the voting power of all classes of the Company's stock, the Purchase Price per share of all classes of the Company's stock, the Purchase Price per share subject to the Incentive Stock Option may not be less than 110 percent of the fair market value of the stock on the date of the grant of the option. The option price per share with respect to each Non-Qualified Stock Option granted under the 1999 Plan is to be determined by the Board of Directors but may not be less than 85 percent of the fair market value of the Common Stock on the date the Non-Qualified Stock Option is granted.

Options under the 1999 Plan may not have a term of more than 10 years; provided, however, that an Incentive Stock Option granted to a person then owing more than 10 percent of the voting power of all classes of the Company's stock may not be exercised more than 5 years after the date such option is granted. In addition, the aggregate fair market value, determined at the time the options granted, of the stock with respect to which Incentive Stock Options are exercised for the first time by an employee in any calendar year under the 1999 Plan may not exceed $100,000.

                          2001 LONG-TERM INCENTIVE PLAN

On July 24, 2001, the Board adopted, and on October 5, 2001, the Company's stockholders approved, the 2001 Long Term Incentive Plan (the "2001 Plan"). The 2001 Plan authorizes the granting to the Company's directors, key employees, advisors and consultants of options intended to qualify as Incentive Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options that do not so qualify ("Non-Statutory Options"), restricted stock and Other Stock-Based Awards that are not Incentive Options or Non-Statutory Options.


                            SUMMARY OF THE 2001 PLAN

The description herein is a summary, and is subject to and qualified by the complete text of the 2001 Plan, which is attached as Appendix E to the proxy statement for the 2000 Annual Meeting filed with the SEC on September 18, 2001. Capitalized terms used and not otherwise defined in this portion of the proxy statement have the respective meanings ascribed to such terms in the 2001 Plan.


PURPOSE

The purpose of the 2001 Plan is to promote the interests of the Company by providing eligible persons with the opportunity to acquire a proprietary interest, or otherwise increase their proprietary interest, in the Company thereby promoting a closer identity of interests between such persons and the Company's shareholders.


STRUCTURE

The 2001 Plan is divided into three separate equity programs: (1) the Option Grant Program under which eligible persons may be granted options to purchase shares of common stock, (2) the Stock Issuance Program under which eligible persons may be issued shares of common stock and (3) the Other Stock-Based
Awards Program under which eligible persons may be issued other stock-based incentives and awards.


ADMINISTRATION

The 2001 Plan is administered by the "Plan Administrator," which may be the full Board or a Committee consisting of two Board members designated by the Board. The Plan Administrator has the authority to establish rules and regulations it deems appropriate for the proper administration of the 2001 Plan. Decisions of the Plan Administrator are final and binding on all parties who have an interest in the 2001 Plan, and the Plan Administrator may not be held personally liable for any action taken in good faith under the 2001 Plan.

TERM

The 2001 Plan became effective as of the date it was adopted by the Board, and terminates upon the earliest of (1) the expiration of the ten-year period measured from the date the 2001 Plan is adopted by the Board, (2) the date on which all shares available for issuance under the 2001 Plan shall have been issued as fully-vested shares or (3) the termination of all outstanding options and Other Stock-Based Awards in connection with a Corporate Transaction. Upon termination of the 2001 Plan, all options, Other Stock-Based Awards and unvested stock issuances outstanding will continue to have full force and effect. However, no option will have a term in excess of 10 years from the grant date, and with respect to Incentive Options granted to a 10 percent shareholder, the term may not exceed five years. The Board may amend or modify the 2001 Plan in any or all respects. However, no such amendment may adversely affect the rights of existing optionees without their consent. Certain amendments may also require the approval of the Company's stockholders.


ELIGIBILITY

Employees, non-employee members of the Board, certain persons who provide services to the Company or its subsidiaries, and non-employee members of the board of directors of any parent or subsidiary are eligible to be granted awards under the 2001 Plan. It is not known how many options will be received by the Company's named executive officers, current executive officers, non-officer directors, employees, their associates, or any other group under the 2001 Plan. As of October 31, 2001, the Company had 409 employees, four non-employee directors and an unknown number of consultants or advisors who might be selected to receive Awards under the 2001 Plan.


STOCK

The maximum number of shares of common stock available for issuance under the 2001 Plan is 500,000 shares, subject to possible adjustment for changes in the Company's common stock occasioned by stock splits, reverse stock splits, stock dividends, recapitalization, conversions or other changes affecting the outstanding common stock as a class without the Company's receipt of consideration. If an option expires or terminates for any reason prior to its exercise in full, the shares subject to the portion of the option not so exercised will be available for subsequent Awards under the 2001 Plan. Vested shares repurchased pursuant to the Company's repurchase rights will not be added back to the number reserved for issuance under the 2001 Plan but will be held as treasury stock.


FINANCIAL ASSISTANCE

The Plan Administrator may permit any participant to deliver a promissory note to the Company in payment of the exercise or purchase price. The terms and conditions of the loan will be established by the Plan Administrator, and the maximum credit extended to a participant may not exceed the aggregate option price for the purchased shares plus any Federal, state or local tax liability incurred in connection with the option exercise or share purchase.


TAX WITHHOLDING

The Company's obligation to deliver shares of common stock upon the exercise of options or upon the issuance or vesting of such shares under the 2001 Plan is subject to the satisfaction of all applicable Federal, state and local income and employment tax withholding requirements.

REGULATORY APPROVAL

The implementation of the 2001 Plan, the granting of any option under the 2001 Plan and the issuance of any shares of common stock (i) upon the exercise of any option or (ii) under the Stock Issuance Program are subject to the Company's procurement of all approvals and permits required by regulatory authorities having jurisdiction over the 2001 Plan, the options granted under it and the shares of common stock issued pursuant to it.


NO EMPLOYMENT/SERVICE RIGHTS

Nothing in the 2001 Plan shall confer upon the optionee or the participant any right to continue in service for any period of specific duration or interfere with or otherwise restrict in any way the rights of the Company (or any parent or subsidiary employing or retaining such person) to terminate such person's service at any time for any reason, with or without cause.


                              OPTION GRANT PROGRAM


OPTION PRICE AND TERM

The exercise price of each option granted will be determined by the Plan Administrator, and may be less than, equal to or greater than the fair market value of the common stock at the time the option is granted. For Incentive Options, the option price per share may not be less than the fair market value of each share of Company common stock on the date of the grant (nor less than 110 percent in the case of 10 percent shareholders). The 2001 Plan contains the $100,000 per year limitation upon incentive stock options contained in Section 422(d) of the Code. Excluding options granted to 10 percent shareholders, the option term may not exceed ten years measured from the grant date. For 10 percent shareholders, the option term may not exceed five years.


PAYMENT

The option price is payable in cash, by certified check, or in shares of common stock valued at fair market value on the date of exercise. The 2001 Plan also provides for a special sale and remittance procedure whereby the optionee provides irrevocable written instructions to a designated brokerage firm to effect the immediate sale of the purchased shares and remit to the Company, out of the sales proceeds, an amount equal to the aggregate option price payable for the purchased shares plus all applicable withholding taxes.


TERMINATION OF SERVICE

Except as provided in an option agreement governing the options or as permitted by the Plan Administrator, any option outstanding at the time an optionee ceases to remain in the Company's service will terminate immediately and cease to be outstanding. The Plan Administrator has complete discretion to extend the period following the optionee's termination of service during which the outstanding options may be exercised and/or to accelerate the exercisability of such options in whole or in part.

CORPORATE TRANSACTION

Except to the extent otherwise provided in the option documents, each option share will become fully vested in the event of certain Corporate Transactions unless the option is assumed or is replaced with a cash incentive program which preserves the material benefits of the options. Upon consummation of the Corporate Transaction, all options which are not assumed will be canceled and cease to exist. A Corporate Transaction includes, but is not limited to, a merger, consolidation, sale of substantially all of the assets or change in control. The options or cash incentive programs which replace any options which do not accelerate may provide for full vesting in the event of involuntary termination of employment within 18 months following the Corporate Transaction.


SHAREHOLDER RIGHTS AND ASSIGNABILITY

Optionees do not have shareholder rights until the option is exercised, the price is paid and stock certificates have been issued for the shares. Incentive Options are not assignable or transferable other than by will or by the laws of inheritance following the optionee's death. A Non-Statutory Option may, however, in connection with an optionee's estate plan, be assigned, during the optionee's lifetime and upon approval to an immediate family member or tax exempt charity. The option may, during the optionee's lifetime, be exercised only by the optionee or approved transferee.


CANCELLATION/REGRANT

The Plan Administrator may effect the cancellation of outstanding options and issue replacement options with an exercise price based on a lower market price of the common stock at the time of grant with the consent of affected option holders.


                             STOCK ISSUANCE PROGRAM


RESTRICTED STOCK

The Plan Administrator is authorized to grant restricted stock. Restricted stocks are shares of common stock subject to restrictions on transferability and forfeiture upon termination of employment. A participant granted restricted stock has all of the rights of the Company's stockholders except as restricted by the 2001 Plan or any award agreement.


ISSUE PRICE

Under the Stock Issuance Program, the purchase price per share may be less than, equal to or greater than the fair market value on the date the Plan Administrator authorizes the issuance. The issue price is payable in cash, by certified check or by past services rendered.

VESTING OF SHARES

The shares may, in the discretion of the Plan Administrator, be fully and immediately vested upon issuance or may vest in one or more installments over the participant's period of service or upon the attainment of specified performance objectives.


SHAREHOLDER RIGHTS

The recipient of a share issuance will have full shareholder rights, including voting and dividend rights, whether or not the shares are vested.


REPURCHASE RIGHTS

Should a participant cease to remain in the service of the Company while holding vested shares issued under the Stock Issuance Program, the Company has the right to repurchase the shares on terms established by the Plan Administrator and at a price per share equal to fair market value. In the event of a Corporate Transaction, all repurchase rights will terminate and each share will become fully vested unless the repurchase rights are assigned to the successor company or accelerated vesting is precluded by the applicable stock issuance agreement. Following consummation of a Corporate Transaction, the Plan Administrator may provide for the automatic termination of all repurchase rights which are assigned to the successor and the immediate vesting of shares, including the involuntary termination of employment within 18 months following a Corporate Transaction.


                            OTHER STOCK-BASED AWARDS


SARS

The Plan Administrator is authorized to grant stock appreciation rights, or SARs. SARs entitle the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise exceeds the grant price of the SAR.


DEFERRED STOCK

The Plan Administrator is authorized to grant deferred stock, which will be delivered upon the expiration of a deferral period specified for an award of deferred stock by the Plan Administrator. Deferred stock is also subject to forfeiture upon termination of employment.


STOCK BONUS AWARDS

The Plan Administrator is authorized to grant shares of common stock as a bonus, or to grant other stock-based awards in lieu of the Company's obligation to pay cash under other plans or compensatory arrangements.


DIVIDEND EQUIVALENTS

The Plan Administrator is authorized to grant dividend equivalents entitling a participant to receive cash, common stock, other awards or other property equal in value to dividends paid.

PERFORMANCE BASED AWARDS

The Plan Administrator may, in its discretion, designate an award that is subject to the achievement of performance conditions. These awards are intended to qualify as "qualified performance-based compensation" within the meaning of the Code. The Plan Administrator uses one or more business criteria and targeted levels of performance. The business criteria includes the following:

               o    Annual return on capital;
               o    Annual earnings per share;
               o    Annual cash flow provided by operations;
               o    Changes in annual revenues; and/or
               o Strategic business criteria, consisting of one or more objectives based on meeting specified revenue, market penetration, geographic business expansion goals, cost targets, and goals relating to acquisitions or divestitures.

Performance objectives may differ for performance-based awards to different participants, and the Plan Administrator shall specify the weight to be given to each performance objective in determining the final amount payable with respect to any performance-based award.


          CERTAIN U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE 2001 PLAN

The following is a summary of certain federal income tax considerations and is not a complete description of all applicable laws regarding the federal income tax treatment of awards under the 2001 Plan. The discussion set forth herein is based upon the federal income tax laws in force on the date of this Annual Report on Form 10-K. This summary does not address the following issues: (i) dispositions of common stock other than by sale (for example, by gift), (ii) tax consequences of modifications to Options that otherwise would qualify as Incentive Options, (iii) alternative minimum tax consequences, (iv) state, local, or foreign tax consequences, and (v) gift, estate, and inheritance tax consequences. Because of the complexity of the tax rules relating to Options awards, each 2001 Plan participant should consult with his own tax advisor with respect to any specific tax questions.


INCENTIVE OPTIONS

An Optionee will not recognize ordinary income and the Company will not be entitled to a tax deduction upon either the grant or the exercise of an Incentive Option. If an Optionee holds common stock purchased upon the exercise of an Incentive Option until a date that is more than one year after the date the Incentive Option is exercised and more than two years after the date the Incentive Option is granted (the "holding period"), the difference between the amount realized on the sale of the common stock and the exercise price will be a long-term capital gain or loss to the Optionee, and no tax deduction will be available to the Company.

If common stock purchased upon the exercise of an Incentive Option is sold prior to the expiration of the holding period, the Optionee will recognize ordinary income equal to the lesser of (i) the excess, if any, of the fair market value of the common stock on the date of exercise over the exercise price, or (ii) the excess, if any, of the amount realized on the sale over the exercise price. The Company will be entitled to a corresponding tax deduction. In addition, the difference between (i) the amount realized on the sale of the common stock and
(ii) the sum of the exercise price and any amount recognized by the Optionee as ordinary taxable income will be a capital gain or loss. The capital gain or loss will be long-term or short-term depending upon the length of time the Optionee has held the common stock. Other rules apply if an Incentive Option is exercised by tendering common stock.

The difference between (i) the fair market value, on the date of exercise, of common stock purchased upon the exercise of an Incentive Option and (ii) the exercise price of the Option increases income for alternative minimum tax purposes. Additional rules apply if the common stock is sold prior to expiration of the holding period.

NON-STATUTORY OPTIONS

An Optionee will not recognize income upon the grant of a Nonqualified Option, and no tax deduction will be available to the Company, if the Nonqualified Option does not have a readily ascertainable value on the date of grant. A Nonqualified Option that is not publicly traded ordinarily is not considered to have a readily ascertainable value on the date of grant.

Upon exercise of a Nonqualified Option, the Optionee will recognize ordinary income equal to the difference between (i) the fair market value, on the date of exercise, of the common stock subject to the Nonqualified Option, and (ii) the exercise price. The Company will be entitled to a corresponding tax deduction. The Optionee's tax basis in the common stock purchased upon exercise of the Nonqualified Option will be the sum of (i) the exercise price and (ii) the amount of ordinary income the Optionee recognized on the exercise. When the Optionee sells the common stock, the difference between the amount realized on the sale and the tax basis of the common stock will be capital gain or loss and will be long-term or short-term depending upon the length of time the Optionee has held the common stock. Other rules apply if a Nonqualified Option is exercised by tendering common stock. The exercise of a Nonqualified Option has no effect upon income for alternative minimum tax purposes.


OTHER AWARDS

With respect to other Awards made under the 2001 Plan that are settled either in cash or in stock or other property that is either transferable or not subject to substantial risk of forfeiture, the grantee generally must recognize ordinary income equal to the cash or the fair market value of shares or other property received, and the Company will be entitled to a deduction for the same amount. With respect to Awards that are settled in stock or other property that is restricted as to transferability and subject to substantial risk of forfeiture, the grantee generally must recognize ordinary income equal to the fair market value of the shares or other property received at the first time the shares or other property become transferable or not subject to a substantial risk of forfeiture, whichever occurs earlier, and the Company will be entitled to a deduction for the same amount.


PLAN NOT QUALIFIED

The 2001 Plan is not qualified under Section 401 of the Code.

                            COMPENSATION OF DIRECTORS

Directors who are not employees of the Company are entitled to a board meeting attendance fee of $750 plus reimbursement of expenses.


                   EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

The Company currently does not have any employment agreements with any of the Company's executive officers.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Smith is a member of the Compensation Committee. The disclosures in Item 13 below are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                 PRINCIPAL SHAREHOLDERS AND MANAGEMENT OWNERSHIP

The following table sets forth information with respect to beneficial ownership of common stock as of October 31, 2001, by (i) all persons known to the Company to be the beneficial owner of five percent or more of the common stock, (ii) each director of the Company, (iii) the chief executive officer and each of the Company's other most highly compensated executive officers whose total annual compensation for 2001 based on salary and bonus earned during 2001 exceeded $100,000 (the "named executive officers"); (iv) the current executive officers; and (v) all Company directors and executive officers as a group. This table does not include shares of common stock that may be purchased pursuant to options not exercisable within 60 days of the record date. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                             Common Stock                 Series C Preferred Stock

                                                                          Percentage      Number of      Percentage
                                                                           of Shares        Shares        of Shares
              Name and Address of                   Number of Shares     Beneficially    Beneficially   Beneficially
               Beneficial Owner                    Beneficially Owned        Owned          Owned           Owned
               ----------------                    ------------------        -----          -----           -----

Executive Officers and Directors:

Timothy S. Durham (1)                                  76,055,366            73.8%         3,352,963       89.2%
Terry G. Whitesell (2)                                 73,972,240            71.8%         3,352,963       89.2%
D. Scott McKain                                           810,100             2.3%
Jeffrey W. Osler (3)                                   67,878,560            65.9%         3,352,963       89.2%
Goodhue W. Smith, III (4)                                 363,334             1.0%            10,000           *
John A. Schmit (5)                                      5,000,000            12.2%                --          --
All current officers and directors as a                89,933,940            83.1%         3,362,963       89.7%
  group (7)
Former Chief Executive Officer:
M. E. Williams (6)                                        910,706             2.5%                --          --
Other 5% Shareholders:                                         --               --         3,352,963       89.2%
Obsidian Capital Partners, L.P. (8)                            --               --         3,352,963       89.2%
Richard W. Snyder                                       1,946,667             5.4%                --          --
Huntington Capital Investment Company (9)                      --               --           386,206       10.3%

---------
*    less than one percent

(1) Includes 6,885,840 shares of common stock directly owned by Mr. Durham; 2,083,126 shares held by Diamond Investments, LLC, for which Mr. Durham serves as Managing Member and for which shares Mr. Durham may be deemed to share voting and dispositive power; 3,352,963 shares of Series C preferred stock over which Mr. Durham shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Durham due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, LP, which directly owns such shares; and 27,140 shares of common stock over which Mr. Durham shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Durham due to his position as a managing member of Durham Whitesell and Associates, LLC, which directly owns such shares. The address of Mr. Durham is 111 Monument Circle, Suite 3680, Indianapolis, Indiana 46204.

(2) Includes 6,885,840 shares of common stock directly owned by Mr. Whitesell; 3,352,963 shares of Series C preferred stock over which Mr. Whitesell shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Whitesell due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, LP, which directly owns such shares; and 27,140 shares of common stock over which Mr. Whitesell shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Whitesell due to his position as a managing member of Durham Whitesell and Associates, LLC, which directly owns such shares. The address of Mr. Whitesell is 111 Monument Circle, Suite 3680, Indianapolis, Indiana 46204.

(3) Includes 819,300 shares of common stock directly owned by Mr. Osler; and 3,352,963 shares of Series C preferred stock over which Mr. Osler shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Osler due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, LP, which directly owns such shares. The address of Mr. Osler is 111 Monument Circle, Suite 3680, Indianapolis, Indiana 46204.

(4) Includes 116,667 shares of common stock owned by Duncan-Smith Investments, Inc., of which Mr. Smith is an owner, and warrant for 10,000 shares of Series C Preferred Stock issuable to Duncan-Smith Co. pursuant to a presently exercisable warrant. The address of Mr. Smith is 711 Navarro, San Antonio, Texas 78205.

(5) Consists of shares that may be acquired pursuant to convertible debentures issued by the Registrant on July 19, 2001, to two trusts of which Renaissance Capital Group, Inc., serves as investment manager and investment advisor. Mr. Schmit is an executive officer of Renaissance Capital Group, Inc. He disclaims beneficial ownership of any securities of Registrant held by Renaissance Capital Group, Inc. The address of Mr. Schmit is 8080 North Central Expressway, Suite 210, Dallas, Texas 75206.

(6) Includes 88,706 shares of common stock directly owned by Mr. Williams; and 882,500 shares of common stock that may be purchased by Mr. Williams pursuant to options that are immediately exercisable. Mr. Williams resigned as Chief Executive Officer on June 21, 2001.

(7) Includes 3,352,963 shares of Series C preferred stock over which Obsidian Capital Company, LLC shares voting and dispositive power and that may be deemed to be beneficially owned by Obsidian Capital Company, LLC due to its position as the general partner of Obsidian Capital Partner, LP, which directly owns such shares.

(8) Includes 3,352,963 shares of Series C preferred stock directly owned by Obsidian Capital Company, LLC. Voting and dispositive power over the shares of Series C preferred stock may be deemed to be held by Obsidian Capital Partners, LP, Obsidian Capital Company, LLC and the managing members of Obsidian Capital Company LLC, which include Messrs. Durham, Whitesell and Osler.

(9) Based on the information reported in a Schedule 13G filed with the SEC on August 6, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


RELATED PARTY TRANSACTIONS FOR THE TEN MONTHS ENDED OCTOBER 31, 2001

On August 1, 1997, DII entered into a loan agreement with Duncan-Smith Co., Trustee. One of the Company's directors, Goodhue Smith is a founder and officer of Duncan-Smith Co. Terms of the $650,000 loan included an interest rate of 11 percent with payments due quarterly and a final payment on June 15, 2002. Duncan-Smith Co. received a cash fee of $32,500 and a warrant to purchase 650,000 shares of common stock at $0.25 per share with an expiration date of August 2002. Subsequently, Goodhue W. Smith, III, a director and officer of Duncan-Smith Co., was elected Chairman of the Board of the Company and currently serves as a director of the Company. In February 1999, Duncan-Smith Co. agreed to temporarily defer principal repayments on the note for February and May 1999. In consideration, the interest rate was increased to 13 percent until such time as the original payment schedule became current. Effective January 21, 2000, DII entered into a loan with Banc of America Commercial Finance Corporation ("BACFC") and repaid the indebtedness to Duncan-Smith Co. in full. However, as an accommodation to the Company, Duncan-Smith Co. pledged a certificate of deposit for $150,000 to BACFC to secure the loan. During 2001, DII paid a fee to Duncan-Smith Co. of $2,812.50 for providing this collateral and the pledge was released in August 2001. In June 2001, Duncan-Smith Co.'s warrant to purchase 650,000 shares of common stock at $0.25 per share was exchanged for a warrant to purchase 10,000 shares of Series C preferred stock at $2.00 per share.

Some of the following related party transactions were commitments that existed and were a part of the Acquisition and Plan of Reorganization that occurred on June 21, 2001.

The Company owes to Obsidian Capital Partners, LP, the majority shareholder of the Company, the approximate amount of $2,170,000 at October 31, 2001. The advances made to the Company by Obsidian Capital Partners, LP is comprised of $1,222,000 of advances to provide working capital and to fund losses of Champion Trailer, $279,806 to fund the professional fees to pay the cost of filing and consultation on the 8-K's and the 10-Q reports to the SEC, to pay the cost of closing the Acquisition transaction on the reverse merger on June 21, 2001 in the amount of $363,919, and to complete the closing of the purchase of United in the amount of $293,652.

Subsidiaries of the Company paid Obsidian Capital Company, a company controlled by Messrs. Durham and Whitesell, fees of $1,960,000, associated with the acquisitions and related bank financing through October 31, 2001. The fees paid for the acquisition and financing of the Danzer transaction was $600,000. The fee paid for the U.S. Rubber transaction was $760,000. The fee paid for the United acquisition was $600,000.

At October 31, 2001, the Company owed Obsidian Capital Company $624,317 for funds advanced to Champion Trailer to fund the completion of trailers for resale to third party customers. DW Leasing obtained these funds from Obsidian Capital Company.

DW Leasing owed Messrs. Durham, Whitesell and Osler, officers and directors of the Company, the total amount of approximately $300,000 at October 31, 2001. These amounts were advanced by the shareholders to DW Leasing prior to the purchase by the Company of Pyramid and the DW Leasing coach assets.

Fair Holdings, Inc., an Ohio corporation 50% owned by Mr. Durham (Chairman of the Company), subsequent to year end, has purchased accounts receivable from DW Leasing, recorded by DW Leasing as deposits on trailers, in the amount of $1,050,582 as of February 13, 2002. DW Leasing used the proceeds from the purchase of the accounts receivable to pay off the accounts payable due Obsidian Capital Company in the amount of $624,317 and the amount due shareholders and other related parties in the approximate amount of $300,000.

United advanced Obsidian Capital Company $216,000, as a part of the closing of the purchase of the United transaction. The amount was paid back to United subsequent to year-end.

The Company for the year ended October 31, 2001, paid Obsidian Capital Company rent expense of $15,000 for the use of office space.

RELATED PARTY TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 2000

U.S. Rubber had notes receivable due from the former parent company owner of U.S. Rubber in the amount of $2,868,000 at December 31, 2000. The notes receivable were paid in full prior to the closing of the U.S. Rubber merger with the Company, effective January 1, 2001. U.S. Rubber received interest income on the notes receivable for the year ended December 31, 2000, in the approximate amount of $356,000.


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Annual Report on Form 10-K:

     (1)  Financial Statements.

          See the Financial Statements included in Item 8.

     (2) Financial Statement Schedules Required to be Filed by Item 8 on this Form.

          See Item 8

     (3)  Exhibits.

The exhibits filed as part of this Annual Report on Form 10-K are identified in the Exhibit Index, which Exhibit Index specifically identifies those exhibits that describe or evidence all management contracts and compensating plans or arrangements required to be filed as exhibits to this Report. Such Exhibit Index is incorporated herein by reference.

(b)  Reports on Form 8-K

     The following Reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 2001:

     (1)  Report  on  Form  8-K   regarding   July  31,  2001   acquisition   of
          substantially all of the assets of United Expressline, Inc. (filed August 15, 2001).

     (2) Report on Form 8-K regarding change in independent auditors (filed November 13, 2001).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Dated:  February 22, 2002                   OBSIDIAN ENTERPRISES, INC.



                                            By /s/ Timothy S. Durham
                                            Timothy S. Durham
                                            Chief Executive Officer

In accordance with the Exchange Act, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  February 22, 2002                 /s/ Timothy S. Durham
                                          Timothy S. Durham
                                          Chief Executive Officer (Principal
                                          Executive Officer) and Chairman of the
                                          Board and Director


Dated:  February 22, 2002                 /s/ Jeffrey W. Osler
                                          Jeffrey W. Osler,
                                          Executive  Vice  President,
                                          Secretary and  Treasurer,  (Principal
                                          Financial and Accounting Officer)
                                          and Director



Dated:  February 22, 2002                 /s/ Terry G. Whitesell
                                          Terry G. Whitesell, Director


Dated:  February 22, 2002                 /s/ Goodhue W. Smith, III
                                          Goodhue W. Smith, III, Director


Dated:  February 22, 2002                 /s/ John A. Schmit
                                          John A. Schmit, Director



Dated:  February 22, 2002                 /s/ D. Scott McKain
                                          D. Scott McKain, Vice Chairman
                                          and Director


Dated:  February 22, 2002                 /s/ Daniel S. Laikin
                                          Daniel S. Laikin, Director

                                  EXHIBIT INDEX

Exhibit No.                        Description                                     Incorporated by Reference/Attached

2                  Acquisition Agreement and Plan of Reorganization, dated June    Incorporated by reference to
                   21, 2001, by and among Registrant, Danzer Industries, Inc.,     Exhibit 2.1 to Report on Form 8-K
                   Pyramid Coach, Inc., Champion Trailer, Inc., United             filed August 15, 2001
                   Acquisition, Inc., U.S. Rubber Reclaiming, Inc., Obsidian
                   Capital Partners, L.P. and Timothy S. Durham
3.1                Certificate of Incorporation (filed with Delaware Secretary                  Attached
                   of State on October 4, 2001)
3.2                Certificate of Designations, Preferences, Rights and                         Attached
                   Limitations of Series C Preferred Stock
3.3                By Laws of the Registrant                                                    Attached
4.1                Registration Rights Agreement, dated June 21, 2001                           Attached
4.2                Amendment and Joinder to Registration Rights Agreement,  dated               Attached
                   July 27, 2001
4.3                8.00% Convertible Debenture Issued by Registrant on July 19,    Incorporated by reference to
                   2001 to HSBC Global Custody Nominee Due July 19, 2008           Exhibit 2 to Schedule 13D filed
                                                                                   September 20, 2001 by Russell
                                                                                   Cleveland, Renaissance Capital
                                                                                   Group, Inc.
4.4                8.00% Convertible Debenture Issued by Registrant on July 19,    Incorporated by reference to
                   2001 to Renaissance US Growth & Income Trust PLC Due July 19,   Exhibit 3 to Schedule 13D filed
                   2008                                                            September 20, 2001 by Russell
                                                                                   Cleveland, Renaissance Capital
                                                                                   Group, Inc.
4.5                Convertible Loan Agreement, dated July 19, 2001, Among                       Attached
                   Registrant, BFSUS Special Opportunities Trust PLC,
                   Renaissance US Growth & Income Trust PLC and Renaissance
                   Capital Group, Inc.
10.1               2001 Long Term Incentive Plan*                                  Incorporated by reference to
                                                                                   Appendix E to the Registrant's
                                                                                   Proxy Statement filed on
                                                                                   September 18, 2001
10.2               Asset Purchase Agreement, dated April 20, 2000, between                      Attached
                   Champion Trailer Company, L.P. and Harold Peck, Mary Peck,
                   Champion Trailer, Ltd. (f/k/a) Champion Trailer, LLC,
                   Champion Collision, Ltd. (f/k/a) Champion Collision, L.L.C.
                   and Brandonson, Inc.
10.3               Stock and Asset Purchase Agreement, dated December 20, 1999,                 Attached
                   among Timothy S. Durham, Terry Whitesell, DW Leasing, LLC,
                   Bobby Michael, Becky Michael, Jennifer George, Pyramid Coach,
                   Inc., Precision Coach, Inc., American Coach Works, Inc.,
                   Transport Trailer Service, Inc., Rent-A-Box, Inc. and LBJ, LLC
10.4               Assumption Agreement and Second Amendment to Credit                          Attached
                   Agreement, dated June 18, 2001, among Bank One, Indiana,
                   N.A., Champion Trailer, Inc. and Champion Trailer Company,
                   L.P.
10.5               Credit Agreement, dated December 29, 2000, between USRR                      Attached
                   Acquisition Corp. and Bank One, Indiana, N.A.
10.6               First Amendment to Credit Agreement, dated June 20, 2001,                    Attached
                   between U.S. Rubber Reclaiming, Inc. and Bank One, Indiana,
                   N.A.
10.7               Note Purchase Agreement, dated May 2, 2000, between Champion                 Attached
                   Trailer, Inc. and Markpoint Equity Growth Fund, J.V., and
                   Related Documents
10.8               Warrant, dated May 2, 2000, from Champion Trailer Company, LP                Attached
                   to Markpoint Equity Growth Fund, J.V.
10.9               Management Agreement, dated December 29, 2000, between                       Attached
                   Obsidian Capital Company, LLC and USRR Acquisition Corp.
10.10              Management Agreement, dated June 16, 2001, between Pyramid,                  Attached
                   Inc. and D.W. Leasing
10.11              Promissory Note, dated June 1, 2001, from Obsidian Capital                   Attached
                   Company, LLC to U.S. Rubber Reclaiming, Inc.
10.12              Promissory Note, dated June 11, 2001, from Champion Trailer,                 Attached
                   Inc. to Obsidian Capital Partners, LP
10.13              Purchase Agreement, dated June 5, 2001, between United                       Attached
                   Expressline, Inc., United Acquisition, Inc., J.J.M.
                   Incorporated and the Shareholders of United Expressline, Inc.
                   and J.J.M. Incorporated
10.14              Promissory Note, dated July 27, 2001, from United                            Attached
                   Acquisition, Inc. to United Expressline, Inc.
10.15              Credit Agreement, dated July 27, 2001, between United                        Attached
                   Acquisition, Inc. and First Indiana Bank
10.16              Loan and Security Agreement, dated January 21, 2000, between                 Attached
                   Danzer Industries, Inc. and Banc of America Commercial
                   Finance Corp.
10.17              Warrant, dated August 1997, by Danzer Corp. to Duncan-Smith                  Attached
                   Co. and Letter Agreement, dated June 21, 2001, between Danzer
                   Corp. and Duncan-Smith Co.
10.18              Stock Purchase Agreement, dated December 29, 2000, between                   Attached
                   USRR Acquisition Corp. and SerVaas, Inc.
10.19              Subordinated Secured Promissory Note, dated December 29,                     Attached
                   2000, from USRR Acquisition Corp. to SerVaas, Inc.
10.20              Supply and Consignment Agreement, dated December 29, 2000,                   Attached
                   between U.S.R.R. Acquisition and SerVaas, Inc.
10.21              Form of Installment Loan from Edgar County Bank & Trust Co.                  Attached
                   to DW Leasing Company, LLC, Related Documents and Schedule
                   Identifying Material Details
10.22              Loan Agreement, dated December 10, 1999, between Old National                Attached
                   Bank and DW Leasing Company, LLC, and Related Documents
10.23              Form of Promissory Note from DW Leasing Company, LLC, to                     Attached
                   Former Shareholders of Pyramid Coach, Inc., Related Security
                   Agreement, and Schedule Identifying Material Details
10.24              Form of Promissory Note from DW Leasing Company, LLC to Star                 Attached
                   Financial Bank, Related Documents and Schedule Identifying
                   Material Details
10.25              Form of Lock-Up Agreement, dated July 19, 2001, and Schedule                 Attached
                   Identifying Material Details
10.26              Master Lease Agreement, dated May 17, 2000, between Old                      Attached
                   National Bank and DW Leasing Company, LLC, and Related
                   Documents
10.27              Loan Agreement, dated June 1, 2000, between DW Leasing                       Attached
                   Company LLC and Regions Bank and Security Agreement
10.28              Business Loan Agreement (Asset Based), dated August 15, 2001,                Attached
                   between Danzer Industries, Inc. and Bank of America, N.A.
10.29              1999 Stock Option Plan*
10.30              Amendment to Acquisition Agreement and Plan of                               Attached
                   Reorganization, dated December 28, 2001, between Registrant and Obsidian Leasing Company, Inc.
10.31              Agreement and Plan of Reorganization and Corporate
                   Separation, dated December 28, 2001, between DW Leasing LLC and Obsidian Leasing Company, Inc.
21                 List of Subsidiaries                                                         Attached


* Indicates Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.