Form 10-Q
period 2002-01-31
OBSIDIAN ENTERPRISES INC
filed 2002-03-18
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

          (Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002 OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________________ TO ___________________________


          0-17430
          ----------------------------------------------------
          Commission File Number

                           OBSIDIAN ENTERPRISES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                            35-2154335
     -----------------------------       -----------------------------------
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)

111 MONUMENT CIRCLE, SUITE 3680
INDIANAPOLIS, INDIANA                                   46204
----------------------------------------     -------------------------------
(Address of principal executive offices)                (Zip code)

                                   317-237-4122
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKTUPCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                  Outstanding at  March 15, 2002
         $.0001 par value              36,007,855 shares

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                                                                   January 31,       October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------


Assets

Current assets:
    Cash and cash equivalents                                                      $          417   $          529
    Marketable securities                                                                     194              223
    Accounts receivable, net of allowance for doubtful accounts
      of $95 for 2002 and $90 for 2001                                                      3,883            3,744
    Accounts receivable, related parties                                                       --              217
    Inventories, net                                                                        7,152            6,694
    Prepaid expenses and other assets                                                         731            1,275
                                                                                 ----------------------------------

Total current assets                                                                       12,377           12,682

Property, plant and equipment, net                                                         23,807           24,232

Other assets:
    Goodwill, net of accumulated amortization of $76                                        9,165            9,210
    Other intangible assets, net of accumulated amortization of $365 for 2002
    and $270 for 2001                                                                       2,052            2,147
    Other                                                                                     602              579
                                                                                 ----------------------------------

                                                                                   $       48,003   $       48,850
                                                                                 ==================================

The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        2

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                   January 31,      October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current portion of long-term debt                                              $       14,383   $        9,233
    Accounts payable, trade                                                                 3,399            3,620
    Accounts payable, related parties                                                         658              925
    Accrued expenses and customer deposits                                                  2,961            2,388
                                                                                 ----------------------------------

Total current liabilities                                                                  21,401           16,166

Long-term debt, net of current portion                                                     22,228           27,546

Deferred income tax liabilities                                                             1,528            1,672

Accounts payable, related parties                                                           3,169            2,170

Commitments and Contingencies                                                                  --               --

Stockholders' equity (deficit):
    Common stock, par value $.0001 per share; 40,000,000 shares authorized,
     36,007,855 shares outstanding                                                              3                3
    Preferred stock, 5,000,000 shares authorized; Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized and 3,739,169 shares issued and outstanding, 400,000 shares of undesignated Preferred
     Stock authorized                                                                           4                4
    Additional paid-in capital                                                              5,612            5,612
    Accumulated other comprehensive income                                                      8               37
    Accumulated deficit                                                                    (5,950)          (4,360)
                                                                                 ----------------------------------

Total stockholders' equity (deficit)                                                         (323)           1,296
                                                                                 ----------------------------------

                                                                                   $       48,003   $       48,850
                                                                                 ==================================

The accompanying notes are an integral part of the condensed consolidated financial statements.
                                       3

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands Except Per Share And Share Data)
                                   (unaudited)

                                                                                    Three Months       Three Months
                                                                                 Ended January 31,        Ended
                                                                                        2002          January 31, 2001
                                                                                 -------------------------------------

Net sales                                                                          $         12,483     $       3,743

Cost of sales                                                                                11,026             3,301
                                                                                 -------------------------------------

Gross profit                                                                                  1,457               442

Selling, general and administrative expenses                                                  2,206               515
                                                                                 -------------------------------------

Loss from operations                                                                          (749)              (73)

Other income (expense):
  Interest expense, net                                                                       (874)             (217)
  Other expense                                                                                (29)              (77)
                                                                                 -------------------------------------

Loss before income taxes                                                                    (1,652)             (367)

Income tax (expense) benefit                                                                    155                12
                                                                                 -------------------------------------

Net loss                                                                           $        (1,497)    $         (355)
                                                                                 =====================================

Basic and diluted earnings (loss) per share                                        $         (.01)    $         (.01)
                                                                                 =====================================

Weighted average common and common equivalent shares outstanding basic and
 diluted:                                                                               110,791,370        39,419,240
                                                                                 =====================================

The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        4

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (dollars in thousands)
                                   (unaudited)


                                                                                                 Accumulated
                                                  Common Stock      Preferred Stock  Additional   Other        Retained
                                  Comprehensive ------------------------------------ Paid-in    Comprehensive  Earnings
                                  Income(Loss)  Shares    Amount   Shares   Amount   Capital      Income       (Deficit)   Total
                                 --------------------------------------------------------------------------------------------------

Balance at October 31, 2001       $  --       36,007,855   $ 3    3,739,169  $ 4     $ 5,612      $    37     $ (4,360)   $  1,296

Distributions to members             --               --    --           --   --          --           --          (93)        (93)
of DW Leasing, LLC

Unrealized loss on available-
for-sale marketable securities       (29)             --    --           --   --          --          (29)          --         (29)

Net loss                          (1,497)             --    --           --   --          --           --       (1,497)     (1,497)
                                 --------------------------------------------------------------------------------------------------

Total comprehensive loss         $(1,526)
                                 =================

Balance at January 31, 2002                   36,007,855   $ 3    3,739,169  $ 4     $ 5,612      $     8     $ (5,950)   $   (323)
                                              =====================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        5

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                  Three Months     Three Months
                                                                                    Ended             Ended
                                                                                  January 31,       January 31,
                                                                                    2002               2001
                                                                                 -------------------------------

Cash flow from operating activities:
  Net loss                                                                         $    (1,497)    $      (355)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                            701             286
  Other                                                                                   (140)             77
  Changes in operating assets and liabilities net of effect of acquisitions:
    Accounts receivable, net                                                              (139)            (98)
    Inventories                                                                           (458)            456
    Other, net                                                                           1,193            (309)
                                                                                 -------------------------------

Net cash provided by (used in) operating activities                                       (340)             57
                                                                                 -------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                    (222)           (293)
  Payments to acquire U.S. Rubber                                                           --          (5,528)
  Other                                                                                     11               9
                                                                                 -------------------------------

Net cash used in investing activities                                                     (211)         (5,812)
                                                                                 -------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        6

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                  Three Months    Three Months
                                                                                    Ended            Ended
                                                                                   January 31,     January 31,
                                                                                    2002              2001
                                                                                 -------------------------------

Cash flows from financing activities:
  Borrowings from and distributions to related parties, net                        $       856     $       484
  Net borrowings (payments) on lines of credit and long-term debt                          961            (366)
  Borrowings (repayments) on long-term debt                                             (1,378)          4,555
  Debt issuance cost                                                                        --             (76)
  Proceeds from issuance of U.S. Rubber common stock                                        --             880
                                                                                 -------------------------------

Net cash provided by (used in) financing activities                                        439           5,477
                                                                                 -------------------------------

Decrease in cash and cash equivalents                                                     (112)           (278)

Cash and cash equivalents, beginning of period                                             529             341
                                                                                 -------------------------------

Cash and cash equivalents, end of period                                           $       417     $        63
                                                                                 ===============================

Interest paid                                                                      $       915     $       238
                                                                                 ===============================

Taxes paid                                                                         $        15     $        --
                                                                                 ===============================

Supplemental disclosure of noncash operating, investing and financing activities:
  Purchase price adjustment and conversion of accounts payable to debt for
   United                                                                          $       294     $        --
  Advances to construct coaches funded by issuance of debt                         $        --     $        50
  Seller notes issued in acquisition of U.S. Rubber                                $        --     $     2,573



The accompanying notes are an integral part of the condensed consolidated financial statements.
                                        7

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

Danzer Corporation was reorganized through an Acquisition and Plan of Reorganization with U.S. Rubber Reclaiming, Inc. and Related Entities ("U.S. Rubber Companies"), which was consummated on June 21, 2001 (the "Effective Date"). In addition, Danzer Corporation changed its name to Obsidian Enterprises, Inc. However, the operating company, Danzer Industries, Inc., retained its name. Hereafter, the names Danzer, Danzer Corporation, and Obsidian Enterprises, Inc. are used interchangeably. The operating company will continue to be referred to as Danzer Industries, Inc. The Acquisition and Plan of Reorganization of Danzer Corporation with U.S. Rubber Companies (see Note 2, the "Acquisition and Plan of Reorganization") was accounted for as a reverse acquisition as the shareholders of the U.S. Rubber Companies owned a majority of the outstanding stock of Danzer subsequent to the Acquisition and Plan of Reorganization. For accounting purposes, U.S. Rubber Reclaiming, Inc. is deemed to have acquired Danzer.

Pursuant to the Plan of Acquisition and Reorganization, United Expressline, Inc. was acquired July 31, 2001.

The accompanying financial data as of January 31, 2002 and for the three months ended January 31, 2002 and 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended October 31, 2001. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of January 31, 2002, results of operations, cash flows, and stockholders' deficit for the three months ended January 31, 2002 have been made. The results of operations for the three months ended January 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The entities resulting from the merger described above, considered accounting subsidiaries of U.S. Rubber Reclaiming, Inc. (the accounting acquirer) and legal subsidiaries of Obsidian Enterprises, Inc. (formerly Danzer) after the Acquisition and Plan of Reorganization, are as follows:

U.S. Rubber Reclaiming, Inc. ("U.S. Rubber", the accounting acquirer), which is engaged in reclaiming scrap butyl rubber into butyl reclaim for resale to manufacturers of rubber products.

Obsidian Enterprises, Inc. (formerly Danzer, the legal acquirer), a holding company.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Danzer Industries, Inc. ("Danzer Industries"), which is principally engaged in the design, manufacture and sale of truck bodies.

Pyramid Coach, Inc. ("Pyramid"), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The financial statements of Pyramid are presented on a combined basis. The combined financial statements of Pyramid also include the assets, liabilities, equity and results of operations of DW Leasing, LLC ("DW Leasing") and Obsidian Leasing Company, Inc. ("Obsidian Leasing"), formed November 1, 2001. DW Leasing is controlled by individuals which are also controlling shareholders of Obsidian Enterprises, Inc. and, accordingly, Pyramid. DW Leasing and Obsidian Leasing also own all coaches operated by Pyramid. All intercompany transactions are eliminated in combination of this entity.

To complete the Plan of Reorganization, Pyramid and DW Leasing were required to obtain lender approval of the transfer of assets subject to liabilities to Obsidian Leasing Company, Inc. ("Obsidian Leasing"), a wholly owned subsidiary of the Company. On November 1, 2001, the Company completed the tax-free exchange contemplated by the Acquisition Agreement of June 21, 2001, whereby all but seven coaches and the liabilities thereon were transferred to Obsidian Leasing to operate this segment of business previously under DW Leasing. However, as of January 31, 2002, the entities are combined due to cross-guarantees associated with the debt on the seven coaches.

Champion Trailer, Inc. ("Champion"), which manufactures and sells transport trailers to be used primarily in the auto racing industry.

United Expressline, Inc. ("United") manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.


Basis of Presentation:

The Company's January 31, 2002 consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations for the ten months ended October 31, 2001 of $2,149,000 and a net loss of $4,360,000, which included an asset impairment charge of $2,305,000. In addition, the Company has incurred a loss of $1,497,000 for the three months ended January 31, 2002. The losses have weakened the Company's financial condition and contributed to its failure to meet certain financial covenants required by the lenders. As a result of these covenant violations which were not waived or were only waived through November 2002, $4,343,000 of long-term debt has been reclassified and included in the current debt caption of current liabilities as of January 31, 2002. A significant portion of the Company's assets is pledged as collateral on these loans and foreclosure by the bank would seriously impair the Company's existence. In addition, these losses and the reclassification of long-term debt have contributed to a total deficit in working capital of $9,024,000 at January 31, 2002.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

Management, as a part of its plan towards resolving these issues and generating revenue and cash flow, has taken the actions described below during and subsequent to the quarter ended January 31, 2002. Although management believes these actions will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity, or occur on terms acceptable to the Company. See Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in the this filing for further discussions of the liquidity issues facing the Company and the risk factors associated with these issues as well as management's plans for addressing them.

o The Board of Directors has agreed in principle to divest Champion to a group consisting of the Chairman of the Board of the Company, the President and the management group of Champion pursuant to the terms of a nonbinding Letter of Intent subject to an independent review of fair value by the independent Board members of the Company. DC Investments, LLC ("DC Investments"), an entity controlled by the Company's Chairman, is negotiating to purchase the loans of Bank One to Champion and has agreed in principle to contribute the loan to the Company in exchange for an as yet undetermined number of Series C Preferred Stock. The Company would contribute that note to Champion as additional capital. The management group would acquire Champion in exchange for the assumption of the $1,250,000 subordinated debt of Champion and all accrued interest and either a release of the Company's guarantee of that debt or an indemnification of the Company for any loss to the Company as a result of the guarantee. This proposed sale would result in the Company disposing of a subsidiary that comprised 77% of the Company's net loss for the ten-month period ended October 31, 2001 and 22% of the Company's net loss for the quarter ended January 31, 2002.

o DC Investments, as approved by the Company Board of Directors, has made a loan in the amount of $570,000 to pay down a portion of the Champion debt that will be converted to equity after final review by the Board.

o Obsidian Capital Partners, LP ("OCP"), majority owner of the Company, is negotiating with the Board of Directors to convert to capital $1,222,000 of loans made at the date of the Acquisition and Plan of Reorganization.

o Negotiations have been ongoing with a new lender to refinance the debt with the primary lender of U.S. Rubber at more favorable terms than the current terms. Management anticipates the refinancing will be concluded by the third fiscal quarter. Management and an affiliated entity subsequent to year-end have negotiated with the subordinated debt holder of U.S. Rubber to pay off the debt and reduce debt amounts and accrued interest by approximately $1,400,000. Such agreement was finalized in February 2002. See Note 9.

o The Company is undertaking to refinance the coaches transferred from DW Leasing to a new wholly owned subsidiary of the Company (Obsidian Leasing Company, Inc.) with existing

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     lenders and a related party (DC Investments, LLC). Management anticipates that this will be concluded by the third fiscal quarter.

o OCP has entered into agreements related to the debt of U.S. Rubber and United. Specifically, in the event of and in accordance with the default provisions, Obsidian is obligated to make capital contributions to these subsidiaries of $1,620,000 and $1,000,000, respectively. In addition, OCP has committed to fund through the purchase of additional preferred stock the costs of all legal, accounting and related costs to complete the Plan of Reorganization and the costs to meet all regulatory requirements to allow continued trading of Company stock by shareholders.

SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The accompanying condensed consolidated financial statements as of and for the three months ended January 31, 2002 present the accounts of Obsidian Enterprises, Inc. and its wholly owned subsidiaries described above, all of which are treated for accounting purposes as purchases in a reverse merger more fully described in Note 2. The entities are collectively referred to herein as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying financial statements include the operations of Obsidian Enterprises, Inc. (formerly Danzer Corporation), Danzer Industries, United Expressline, U.S. Rubber, Champion, Pyramid, Obsidian Leasing, and a related entity (DW Leasing) for the three-month period ended January 31, 2002. The accompanying condensed financial statements for the three-month period ended January 31, 2001 represent the financial position of U.S. Rubber, Champion, Pyramid and DW Leasing as of January 31, 2001. The statements of operations and cash flows include the results of U.S. Rubber for the three months ended January 31, 2001 and Champion, Pyramid, and DW Leasing from January 1, 2001 through January 31, 2001.


Goodwill, Intangible Assets and Other Assets:

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective November 1, 2001 and accordingly, goodwill is no longer amortized.

Other intangible assets include trade names, customer relations and backlogs and other items, which are being amortized on a straight-line basis over lives ranging from 3 months to 15 years.


Earnings Per Share:

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Basic and diluted weighted average common shares outstanding for 2002 and 2001 are the same because the Company incurred losses for all periods presented. Therefore, the inclusion of options, warrants and other common

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

stock equivalents as described in Note 5 in the calculation of diluted loss per share would have an antidilutive effect.

In arriving at the weighted average number of common shares outstanding for basic income (loss) per share, the Company's Series C Convertible Preferred Stock, which has all the rights and privileges of the Company's common stock, has been reflected as equivalent common shares. Therefore, for the three months ended January 31, 2002, the 3,739,169 shares of Series C Convertible Preferred Stock have been reflected as common equivalent shares of 74,783,380. The weighted average common shares outstanding for the quarter ended January 31, 2001 reflects the 1,970,962 shares of Series C Convertible Preferred Stock issued to the former stockholders of the companies acquired in the reverse merger as described in Note 2, as if such shares had been converted into their equivalent number of common shares of 39,419,240.


Recently Issued Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company implemented the remaining provisions of SFAS No. 142 on November 1, 2001. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. The adoption of this pronouncement will result in $5,829,000 of goodwill not being amortized and the elimination of approximately $225,000 of amortization annually on an additional $3,381,000 of goodwill previously being amortized.

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

In July 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.


2.   ACQUISITIONS AND PLAN OF REORGANIZATION

The Reorganization (reverse merger) with Danzer, and subsequent acquisition of United, were accounted for under the purchase method of accounting. U.S. Rubber, the largest company owned by OCP Partners, was considered the acquirer for accounting purposes and recorded

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



2.   ACQUISITIONS AND PLAN OF REORGANIZATION, CONTINUED

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

Champion and Pyramid, included in the financial statement as of January 1, 2001 and part of the Plan of Reorganization of June 21, 2001 as discussed above, were previously owned by individuals who are also the members and managing directors of Obsidian Capital Company, LLC ("OCC"), the General Partner of OCP. Purchase accounting and a goodwill allocation of $2.6 million were recorded on Champion when the managing members of OCC and other related parties acquired those entities from unrelated third parties.


Pro Forma Information:

The unaudited condensed consolidated results of operations shown below are presented on a pro forma basis and represent the results of Obsidian Enterprises, Inc. (formerly Danzer), Danzer Industries, U.S. Rubber, United, Champion, Pyramid, Obsidian Leasing and DW Leasing on a combined basis. The schedule below includes all depreciation, amortization and nonrecurring charges for all entities for the period shown.

                                       Three Months Ended
                                          January 31,
                                              2001
                                      ---------------------

Net sales                                $        13,999

Net loss                                 $          (882)

Net loss per share - basic and diluted   $          (.02)

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the Reorganization been consummated as of the above dates, nor are they necessarily indicative of future operating results.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



3.   INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components (in thousands):

                                 January 31,         October 31,
                                   2002                 2001
                              ------------------ -------------------

Raw materials                 $        3,907     $        3,734
Work-in-process                        1,636              1,471
Finished goods                         2,317              2,322
Valuation reserve                       (708)              (833)
                              ------------------ -------------------

Total                         $        7,152     $        6,694
                              ================== ===================

The Company provides valuation reserves for inventory considered obsolete or not currently available for use in production. Inventory reserves at U.S. Rubber are related to excess scrap butyl rubber not currently available for use without further processing; therefore, it has minimal value. Changes in the valuation reserve are as follows (in thousands):

                                            U.S. Rubber          United              Total
                                         ------------------ ------------------ ------------------

Balance at December 31, 2000               $       (1,338)    $           --     $       (1,338)
  Provision for losses, 2001                          (60)               (13)               (73)
  Write-off of inventory, 2001                         578                 --                578
                                         ------------------ ------------------ ------------------

Balance at October 31, 2001                          (820)               (13)              (833)
  Write-off of inventory, first
    quarter 2002                                       121                  4                125
                                         ------------------ ------------------ ------------------

Balance at January 31, 2002                $         (699)    $           (9)    $         (708)
                                         ================== ================== ==================


4.   FINANCING ARRANGEMENTS

In connection with the Acquisitions described in Note 2 and to provide working capital, the Company has incurred the following debt as of January 31, 2002 and October 31, 2001:

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                -------------------------------------
                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,     October 31,
                                                                                      2002              2001
                                                                                ------------------ ------------------

U.S. Rubber

Line of credit due  November  1, 2002,  bearing  interest at the prime rate plus
..75%  (5.5% at  January  31,  2002),  borrowings  not to exceed  the  greater of
$3,000,000 or the borrowing base (80% of eligible accounts receivable and 50% of eligible inventories), collateralized by substantially all assets of
U.S. Rubber*                                                                      $        2,093     $        1,732

Note payable to a bank due November 1, 2002,  interest  payable monthly at prime rate plus 1% (5.75% at January 31, 2002),  monthly principal  payments of $2,395 beginning January 2002, collateralized by substantially all assets
of U.S. Rubber*                                                                              195                200

Note payable to a bank,  due  November 1, 2002,  monthly  principal  payments of
$34,725, balloon payment and accrued interest due at maturity, accruing interest at the prime  rate plus 1% (5.75% at January  31,  2002),  used to  finance  the acquisition and capital expenditures, collateralized by
substantially all assets of U.S. Rubber*                                                   2,049              2,187

As part of the original  acquisition of U.S.  Rubber,  the Company issued a note payable to former owner  (SerVaas,  Inc.) in the amount of $1,750,000.  The note requires  interest  payable  monthly at fourteen  percent (14%) from the date of this note until March 31, 2001 and at a rate of twenty percent (20%) thereafter.
The former owner agreed to defer interest and principal  payments through May of
2001.  The  amounts  accrued  during this period will become part of the balloon payment due  December  28, 2005.  The note is  collateralized  by a Stock Pledge
Agreement  given by OCP. In addition,  this note is subordinated to the lines of credit and note payable  described  above.  On February  26,  2002,  the Company
refinanced the debt, as further described in Note 9.*                                      1,750              1,750

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                -------------------------------------
                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,     October 31,
                                                                                      2002            2001
                                                                                ------------------ ------------------
U.S. Rubber, Continued

Note payable to a bank,  due  November 1, 2002,  monthly  principal  payments of
$2,778, balloon payment and accrued interest due at maturity,  accruing interest at the prime rate plus 1% (6.5% at January 31, 2002),  to be used to finance the
acquisition, collateralized by substantially all assets of U.S. Rubber*                       463                474

 Other                                                                                         77                 88
                                                                                ------------------ ------------------

 Subtotal U.S. Rubber                                                                       7,357              7,161
                                                                                ------------------ ------------------


*U.S. Rubber was in technical default of various loan covenants with its primary and subordinated lender at January 31, 2002. The Company has entered into an amendment to the credit agreement with the primary lender which includes waiver of the covenant violations and resets the maturity date on all loans to November
1, 2002. The Company also obtained a waiver through November 1, 2002 from the subordinated lender.

Champion

Bank One, N.A. Facility 1--Line of Credit,  maximum borrowing equal to $200,000, interest  payable  monthly at prime plus 1/2%  (5.25% at January  31,  2002) due
March 15,  2002,  collateralized  by  substantially  all assets of Champion  and guaranteed  by Messrs.  Durham and  Whitesell.  On March 15,  2002,  the Company
refinanced the debt with a related party and paid off the Bank
One debt, as further described in Note 9.*                                        $          159     $          200

Bank One, N.A.  Facility 2--term loan, note payable  $650,000,  requires monthly principal  installments  of $7,738  plus  interest  at prime  plus 3/4% (5.5% at
January 31, 2002), matures June 2005, collateralized by substantially all assets of Champion and guaranteed by Messrs.  Durham and Whitesell.  On March 15, 2002,
the Company refinanced the debt with a related party and paid off
the Bank One debt, as further described in Note 9.*                                          503                526


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,        October 31,
                                                                                      2002                 2001
                                                                                ------------------ ------------------
Champion, Continued

Bank One, N.A. Facility 3 - term loan, note payable $1,118,000, requires monthly principal  installments  of $31,056 plus interest at prime matures 1 1/2% (6.25%
at  January  31,  2002),  matures  June  2003,  paid  off on  January  8,  2002, collateralized by substantially all assets of Champion and guaranteed by
Messrs. Durham and Whitesell*                                                                 --                621

Note payable to The Markpoint Company,  $1,250,000,  interest payable monthly at
13 1/2%,  commencing  June 1, 2000,  balloon  payment of  outstanding  principal balance due May 2005, collateralized by substantially all assets of Champion
and subordinate to senior bank debt described above*                                       1,250              1,250

 Other                                                                                         8                 15
                                                                                ------------------ ------------------

 Subtotal Champion                                                                         1,920              2,612
                                                                                ------------------ ------------------

*Champion was in technical default of all of its debt as of January 31, 2002 and October 31, 2001, respectively. The Company has not been able to obtain waivers from the lenders. Accordingly, all debt has been classified as current.

Pyramid, DW Leasing and Obsidian Leasing

Ford Motor Credit installment loan, $39,104 repayable in monthly installments of
$667 including interest at .9% through October 2005, first
lien on asset (purchase asset)                                                    $           29     $           31

Various  installment  loans,   $11,796,038  repayable  in  monthly  installments
totaling $151,453 including interest ranging from 7.5% to 11.8% through November
2007 and applicable  balloon  payments  thereafter  through December 2007, first lien on assets financed (finance acquisition and asset purchases). Substantially
all borrowings guaranteed by the members of DW Leasing.*                                   9,411              9,584


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,       October 31,
                                                                                      2002              2001
                                                                                ------------------ ------------------
Pyramid, DW Leasing and Obsidian Leasing, Continued

Various installment loans, $3,636,145 repayable in monthly installments totaling
$51,950  including  interest ranging from 8.0% to 13.2% through July 2007, first lien on assets financed (finance acquisition and asset purchases). Substantially
all borrowings guaranteed by the members of DW Leasing.                                    3,280              3,345

Former shareholders of Pyramid and related companies installment loans, $927,500 repayable in monthly installments of interest at 9% through December 2002 with a balloon  payment in January  2003,  collateralized  by Security  Agreements  for
Pyramid, DW Leasing and the members of DW Leasing (finance acquisition)                      928                928
                                                                                ------------------ ------------------

 Subtotal Pyramid, DW Leasing and Obsidian Leasing                                        13,648             13,888
                                                                                ------------------ ------------------

*DW Leasing was in technical default of several loan covenants with two of its primary lenders. The Company has obtained bank waivers through November 2002 for a portion of this amount. Amounts classified as current as of January 31, 2002 and October 31, 2001 due to defaults that have not been waived are $622 thousand and $639 thousand, respectively.

Danzer Industries

Bank of America line of credit,  maximum  borrowing equal to $1,000,000,  with a base  of  80% of  eligible  accounts  receivable;  plus  50%  of  raw  material, work-in-process  and finished goods  inventory.  Interest payable monthly at the
LIBOR Daily  Floating Rate plus 3.2% (5.5% at January 31,  2002),  due March 31,
2002, collateralized by substantially all assets of Danzer
Industries and guaranteed by Obsidian Enterprises, Inc.*                          $          575     $           75

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,       October 31,
                                                                                      2002              2001
                                                                                ------------------ ------------------
Danzer Industries, Continued

Bank of  America  loan--note  payable  $1,000,000,  requires  monthly  principal installments  of $5,555 plus interest at the LIBOR Daily Floating Rate plus 3.2%
(5.5% at January 31, 2002), due August 15, 2006. Collateralized by substantially
all assets of Danzer Industries and guaranteed by Obsidian Enterprises, Inc.*                967                983

Equipment loans payable--monthly payments currently aggregating $2,443 including interest of 8.90% to 11.25% through September 2006. Collateralized
by equipment financed.                                                                       107                 53

Term loans payable to US Amada,  Ltd.  Monthly  payments  currently  aggregating
$12,668 including interest at 10%, loans due January 2003, collateralized by
equipment financed                                                                           254                285

 Other                                                                                         9                 10
                                                                                ------------------ ------------------

 Subtotal Danzer Industries                                                                1,912              1,406
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

United

First  Indiana  Bank  Revolving  Line of  Credit,  maximum  borrowing  equal  to
$3,500,000,  with a base of 80% of eligible accounts receivable; plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at prime plus .75% (5.5% at January 31,  2002) due July 1, 2002,  collateralized by substantially all assets of United and guaranteed by
Obsidian Enterprises, Inc.*                                                       $      3,185       $      3,111

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,       October 31,
                                                                                      2002              2001
                                                                                ------------------ ------------------
United, Continued

First Indiana Term Loan I--note payable  $291,000,  requires  monthly  principal installments  of $4,850  plus  interest  at prime plus 1% (5.75% at January  31,
2002), due July 1, 2006, collateralized by substantially all assets of
United and guaranteed by Obsidian Enterprises, Inc.*                                       267                281

First Indiana Term Loan II--note payable $1,116,000,  requires monthly principal installments  of $6,200  plus  interest  at prime plus 1% (5.75% at January  31,
2002), due July 1, 2006, collateralized by substantially all
assets of United and guaranteed by Obsidian Enterprises, Inc.*                           1,085              1,104

First Indiana Term Loan III--note payable $1,750,000, requires monthly principal installments  of $72,917  plus  interest  at prime plus 2% (6.75% at January 31,
2002), due July 1, 2003, collateralized by substantially all
assets of United and guaranteed by Obsidian Enterprises, Inc.*                           1,385              1,604

Subordinated note payable to Huntington Capital Investment Company,  $3,500,000,
interest  payable  quarterly at 14% per annum,  balloon  payment of  outstanding principal balance due July 26, 2006. Unsecured and subordinate
to First Indiana debt.                                                                   3,500              3,500

Note payable to former  shareholder  $1,500,000,  interest payable monthly at 9%
per annum, balloon payment of outstanding principal balance due July 27,
2006. Unsecured and subordinate to First Indiana and Huntington debt.                    1,500              1,500

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,       October 31, 2001
                                                                                      2002              2001
                                                                                ------------------ ------------------

United, Continued

Note payable to Renaissance (former majority stockholder of Danzer Corporation), interest  payable  monthly  at 8% per annum,  with  monthly  principal  payments beginning July 2004 at a rate of $10 for each $1,000 of  outstanding  principal, due July  2008.  Convertible  at the  option of the  holder  to common  stock of
Obsidian Enterprises at a conversion price of $.10 per share. The loan agreement
also restricts dividend payments without the prior consent of the lender.                  500                500

Note payable to former shareholder,  $248,840, interest payable at 9% per annum,
balloon payment of outstanding principal balance due February 1, 2003                      249                 --

Other                                                                                      103                112
                                                                                ------------------ ------------------

Subtotal United                                                                         11,774             11,712
                                                                                ------------------ ------------------

*    United  Expressline was in technical  default of loan covenants with one of its primary  lenders as of October 31, 2001.  The Company has obtained bank waivers from the lender  through  January 2002, at which time, the defaults
     were cured.                                                                ------------------ ------------------

 Total all companies                                                                    36,611             36,779

 Less current portion                                                                   14,383**            9,233
                                                                                ------------------ ------------------

                                                                                  $     22,228       $     27,546
                                                                                ================== ==================

** The current portion of long-term debt includes $4,343,000 of amounts in default or in default with waivers which expire November 1, 2002.

The Company was in violation of three negative covenants and failure of the Company to submit audited financial statements within 90 days of year end with Renaissance US Growth & Income Trust PLC and FBSUS Special Opportunities Trust PLC, the holders of debentures that completed the financing of United. The Company has received a waiver of all of these violations through November 1, 2002.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.   FINANCING ARRANGEMENTS, CONTINUED

Various subsidiary companies were in violation of requirements to provide year-end financial statements to various lenders within 90 days of the close of the year-end. Management has received waivers on all of these covenants.

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


5.   STOCKHOLDERS' EQUITY

Preferred Stock:

In conjunction with the merger and acquisitions (described previously) of June 21, the Company issued 1,970,962 of Series C Preferred Stock. The shareholders of Pyramid and Champion then converted 824,892 shares of preferred stock to 16,497,840 of common stock. In addition, on July 5, 2001, the Company increased the authorized shares of common stock by 20,000,000 to 40,000,000. On July 31, 2001, the Company issued 2,593,099 shares of additional convertible preferred stock related to the United acquisition.

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

These shares were offered and sold in transactions which were exempt from Securities Act registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. No underwriters were involved in the sale of these shares. The Corporation will use its best efforts to file, as soon as reasonable practicable following the date of issuance of the Series C Preferred, a registration statement ("Registration Statement") on Form S-1, pursuant to the rules of the Securities and Exchange Commission ("SEC") or on such other form promulgated by the SEC for which the Corporation then qualifies, which is available to Corporation, and which counsel for the Corporation shall deem appropriate for the registration under the Securities Act of 1933.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



5.   STOCKHOLDERS' EQUITY, CONTINUED

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

In April 1998, Danzer granted 600,000 stock options, exercisable at $.10 per share, to its president. The options vest over two years and expire in April 2004. None of these options have been exercised as of January 31, 2002.

In September 1998, Danzer adopted a qualified  incentive stock option plan under
Section 422 of the Internal Revenue Code. Options granted under the plan will be granted at prices not less than fair value of the Company's stock at the date of grant, have a term not more than ten years and have other restrictions as determined by statute.

In September 1998, Danzer granted a total of 604,500 stock options, exercisable at $.10 per share, to certain employees. The options expire November 2001. As a result of voluntary termination, 75,000 options expired in 1999 and 192,000 options expired in 2000. None of these options were exercised as of January 31, 2002.

On July 24, 2001, the Board adopted, and on October 5, 2001, the Company's stockholders approved, the 2001 Long Term Incentive Plan (the "2001 Plan"). The 2001 Plan authorizes the granting to the Company's directors, key employees, advisors and consultants of options intended to qualify as Incentive Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options that do not so qualify ("Non-Statutory Options"), restricted stock and Other Stock-Based Awards that are not Incentive Options or Non-Statutory Options. The awards are payable in Common Stock and are based on the formula which measures performance of the company. There was no performance award expense in 2002 and 2001. No options under this plan were granted to any employees. Options are exercisable for up to 10 years from the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



5.   STOCKHOLDERS' EQUITY, CONTINUED

Stock Options and Warrants:

The following table summarizes the outstanding options and warrants for the three-month period ended January 31, 2002:

                                                                                               January 31, 2002
                                                                                          ----------------------------
                                                                                                           Weighted
                                                                                                           Average
                                                                                                           Exercise
                                                                                             Shares         Price
                                                                                          -------------- -------------

Total granted stock options outstanding, January 31, 2002                                     800,000         $  .09
                                                                                          ============== =============

Fixed options:
  Exercise price $.10                                                                         600,000         $  .10
  Exercise price $.05                                                                         200,000         $  .05
                                                                                          ============== =============

Warrants:
  On June 21, 2001, Duncan-Smith Co. terminated warrant for 650,000 common shares and was issued new warrant for 10,000 shares Series C Preferred exercisable at $2.00 per
   share, expiring August 31, 2002                                                            200,000          $2.00
                                                                                          ============== =============

Markpoint financing agreement expiring May 2008 associated with Champion                        Zero*         $  .01
                                                                                          ============== =============

* The number of warrants available under the agreement with Markpoint is based on twenty-five percent of the fair market value of Champion to be determined based on a formula including a multiple of EBITDA. No warrants are currently available under this agreement based on the operating results and stockholder's deficit of Champion.


Convertible Debt:

As described in Note 4, at January 31, 2002, the Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share at January 31, 2002.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



6.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows (in thousands):

                                                            Three Months Ended January 31, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $        9,250      $       1,043       $       2,079        $    12,372
  Foreign                                            --                 --                 111                111
                                       ------------------------------------------------------------------------------

Total                                    $        9,250      $       1,043       $       2,190        $    12,483

Cost of goods sold                       $        8,407      $         573       $       2,046        $    11,026

Income (loss) before taxes               $        (933)      $       (367)       $       (352)        $   (1,652)

Identifiable assets                      $       25,370      $      12,380       $      10,253        $    48,003

Depreciation and amortization expense    $          197      $         245       $         259        $       701

                                                            Three Months Ended January 31, 2001
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $          118      $         278       $       3,082        $     3,478
  Foreign                                            --                 --                 265                265
                                       ------------------------------------------------------------------------------

Total                                    $          118      $         278       $       3,347        $       3,743

Cost of goods sold                       $           83      $          88       $       3,130        $       3,301

Income (loss) before taxes               $        (137)      $       (165)       $        (65)        $       (367)

Identifiable assets                      $        5,415      $      12,604       $      11,519        $      29,538

Depreciation and amortization expense    $           29      $          75       $         182        $         286


Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



7.   RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates resulting in the following amounts for the periods ended (in thousands):

                                                                               January 31,           October 31,
                                                                                  2002                   2001
                                                                            ----------------- ------------------------
Balance sheet:
  Current assets:
    Accounts receivable, Obsidian Capital Company (OCC)                      $     --           $        217

  Long-term portion:
    Investment banking fees, purchase accounting*                                  --                  1,960
                                                                            ----------------- ------------------------

Total assets                                                                $      --           $      2,177
                                                                            ================= ========================
  Current liabilities:
    Accounts payable, Obsidian Capital Company (OCC)                        $     314           $        625
    Accounts payable, Obsidian Capital Partners                                    16                     --
    Accounts payable, stockholders                                                328                    300
  Long-term portion:
    Accounts payable, DC Investments                                            1,295                     --
    Accounts payable, Obsidian Capital Partners (OCP)                           1,874                  2,170
                                                                            ----------------- ------------------------

Total liabilities                                                            $  3,827           $      3,095
                                                                            ================= ========================

                                                                               January 31,         January 31,
                                                                                  2002                2001
                                                                            ----------------- ------------------------

Income statement:
  Rent expense, Obsidian Capital Company (OCC)                              $      15             $       --
                                                                            ================= ========================

Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms, or were collected or paid subsequent to January 31, 2002 or October 31, 2001, respectively. Amounts classified as long term represent amounts not currently due, amounts that are expected to be converted to equity subsequent to January 31, 2002 and October 31, 2001, respectively, or amounts converted to long-term debt subsequent to January 31, 2002. (See Note 9.)

The Company was obligated to the stockholders and certain employees (that were formerly stockholders of subsidiary companies) under note payable agreements acquired as part of the acquisitions. The details of these notes payable are included in Note 4.

* Subsidiaries of the Company paid Obsidian Capital Company, an entity controlled by Mr. Durham (Chairman of the Company), investment banking fees associated with the acquisitions and related financing on the Danzer and U.S. Rubber merger and the United acquisition. Amounts paid by U.S. Rubber, United, and Danzer were $760,000, $600,000, and $600,000 respectively.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



8.   COMMITMENTS AND CONTINGENCIES

The Company has a purchase commitment to purchase or lease three (3) coaches within 60 days of completion, expected to be in the second quarter of calendar 2002. The cost of these coaches will approximate $1.35 million.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.


9.   SUBSEQUENT EVENTS

On February 26, 2002, the Company entered into a series of transactions with US Rubber, SerVaas, Inc. ("SerVaas"), the former owner of US Rubber, and DC
Investments, an entity controlled by the Company's Chairman) whereby certain existing debt of US Rubber was acquired from SerVaas. DC Investments acquired the SerVaas interest in the debt agreement with a remaining balance of $730,000 plus accrued interest for $700,000. US Rubber then acquired this agreement in exchange for a new note payable to DC Investments with a face amount of $700,000. The note requires monthly interest payments at 15% with the principal payable March 2007. The note is subordinate to debt outstanding with the senior lender of US Rubber.

The Company also acquired the SerVaas interest in the US Rubber $1,750,000 subordinated note payable in exchange for $700,000 and 30,000 shares of Series C Preferred Stock. The cash portion of the transaction was from the proceeds of a note payable in the amount of $700,000 issued to DC Investments. The note requires monthly interest payments at 15% with the principal payable March 2007.

No gain or loss will be recognized in the transactions because of the involvement of related parties. The transaction will result in an increase in equity of the consolidated group of approximately $1,400,000.

On February 12, 2002, U.S. Rubber entered into a "Second Amendment to Credit Agreement" with its primary lender. The terms of the amendment require scheduled debt service payments under substantially the same terms as described in Note 4 through November 1, 2002 when all debt outstanding with the primary lender will become due. The agreement also modifies the terms of an operating lease with the lender requiring payment in full of the remaining lease obligation as of November 1, 2002 of approximately $738,000.

After October 31, 2001, Champion is in violation of its Senior Credit facility with Bank One. Champion is working under a forbearance agreement through March 15, 2002. Champion has paid down the Bank One debt by $570,000 during the quarter ended January 31, 2002 as consideration for such agreements. The Company made a capital contribution to Champion of $570,000 from loan proceeds from DC Investments.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



9.   SUBSEQUENT EVENTS, CONTINUED

DC Investments has purchased accounts receivable from DW Leasing, recorded by DW Leasing as deposits on trailers, in the amount of $1,050,000 as of February 13, 2002. DW Leasing used the proceeds from the purchase of the accounts receivable to pay off the accounts payable due Obsidian Capital Company in the amount of $624,000 and the amount due shareholders and other related parties in the approximate amount of $300,000.

On March 15, 2002, the Company and DW Leasing converted amounts owed to DC Investments to notes payable. The notes bear interest at 10% payable quarterly, with principal due in one installment in March 2005. The total amounts payable under these notes to DC Investments are $1,085,000 and $210,000 for Obsidian Enterprises and DW Leasing, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements included in or incorporated by reference into this Quarterly Report on Form 10-Q and the Company's other filings made with the Securities and Exchange Commission. These forward-looking statements are based on management's views and assumptions and involve risks, uncertainties and other important factors, some of which may be beyond the control of the Company, that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q. Readers should carefully review the risks described in this and other documents that the Company files from time to time with the Securities and Exchange Commission. The forward-looking statements speak only as of the date that they are made and the Company undertakes no obligation to update or revise any of the forward-looking statements.


Overview

The reverse merger transactions, completed in June and July 2001, have been treated for accounting purposes as an acquisition by U.S. Rubber. For this reason, the first quarter results for 2001 represent only the financial results of U.S. Rubber for three months, Champion Trailer for one month, and the Pyramid Group for one month based on the January 1, 2001 acquisition date. Danzer Industries and United Expressline were acquired June 21, 2001 and July 31, 2001, respectively, and, accordingly, are not included in financial condition at January 31, 2001 or the results of operations for the first quarter ended January 31, 2001.

The financial condition as of January 31, 2002 and the results of operations for the first quarter ended January 31, 2002, include the operations of U.S. Rubber, Champion Trailer, Pyramid Coach, Obsidian Leasing, DW Leasing, United Expressline, and Danzer Industries.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



RESULTS OF OPERATIONS 2002 COMPARED WITH 2001

The Company operates in three segments, trailer and related transportation manufacturing, butyl rubber reclaiming, and coach leasing. Trailer and related transportation manufacturing includes the operations of United, Danzer Industries, and Champion. Butyl rubber reclaiming includes the operations of U.S. Rubber and coach leasing includes the operations of Pyramid, DW Leasing, and Obsidian Leasing.


Segment Sales
The following table shows net sales by segment:
                                           Three Months Ended January 31,
                                        -------------------------------------
                                               2002               2001
                                        ------------------ ------------------
                                                   (in thousands)

Trailer and related transportation
 equipment manufacturing                   $       9,250      $         118
Butyl rubber reclaiming                            2,190              3,347
Coach leasing                                      1,043                278
                                        ------------------ ------------------

Total                                      $      12,483      $       3,743
                                        ================== ==================

The Company's operating results and revenue were less than expected for each of its segments in the first quarter ended January 31, 2002. This is primarily due to softer than expected sales of reclaimed butyl rubber, transport specialty trailers, and truck bodies, and the overall continued slowdown of economic activity during the first quarter ended January 31, 2002. The results of operations were also negatively impacted by normal seasonal slow activity for the coach leasing activities and the Company's sales from its trailer manufacturing operations. Management is still focused on creating consistent reporting systems and communication with each of its subsidiaries. In addition Management is continuing to address the transition of the subsidiaries from closely held mostly non-audited private companies to public entities. Management has no prior history in effecting such an integration of subsidiaries under a holding company and its ability to successfully accomplish this task will have a substantial impact on future Company revenues and profits. Subsequent to the first quarter, the Company hired a new Chief Financial Officer to direct many of these functions including cash management, debt consolidation, more timely reporting, development of programs to incentives personnel, and to help integrate the acquired subsidiaries into an effective operating Company.


TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

Company  gross  profit and gross  profit  percentage  for the three months ended
January 31, 2002, for the trailer and related transportation equipment manufacturing segment were $842,256 and 9.1%. This segment had one month of operations only generated by Champion Trailer resulting in gross profit and gross profit percentage of $34,670 and 29.5% for the three months ended January 31, 2001.

Sales and gross profits were lower than expected in this segment due to various factors described below.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



The continued depressed conditions in the telecommunications industry was the primary factor that has seen lower than expected truck body sales during the first quarter. Truck body cost of sales were greatly affected by the lower sales and the efforts to lower reductions in costs were not sufficient to offset the effect of the reduced revenue. The Company anticipates that overall economic conditions and the economic state of the telecommunications industry will continue to impact sales of truck bodies during 2002.

The Company's transport specialty trailer gross profit was substantially below expectations in the first quarter of 2002. As a result of continued negative operating results of Champion Trailer, including a $2.3 million impairment charge in the fourth quarter of 2001, the Board of Directors has agreed in principle to divest Champion to a group consisting of the Chairman of the Board of the Company, the President and the management group of Champion pursuant to the terms of a nonbinding Letter of Intent subject to an independent review of fair value by the independent Board members of the Company. DC Investments is negotiating to purchase the loans of Bank One to Champion and has agreed in principle to contribute the loan to the Company in exchange for an as yet undetermined number of Series C Preferred Stock. The Company would contribute that note to Champion as additional capital. The management group would acquire Champion in exchange for the assumption of the $1,250,000 subordinated debt of Champion and all accrued interest and either a release of the Company's guarantee of that debt or an indemnification of the Company for any loss to the Company as a result of the guarantee.

The Company's gross profit and operating results in its trailer manufacturing operations were lower for the first quarter than was expected. Although the Company normally expects this quarter to be lower due to the seasonal nature of the trailer manufacturing operations, the results of the first quarter of 2002 sales, gross profit and net operating income are lower than expected. Management believes that there are operational savings available in the consolidation of administrative functions performed at United's two facilities and expects to make changes necessary to reduce certain common costs during the third and fourth quarter of 2002.

Sales and gross profit were affected by the recession and the consequent reduction in the overall level of capital spending during the first quarter ended January 31, 2002. As capital spending increases, the Company expects sales and gross profit to rebound to historical levels in this segment at United and Danzer Industries.


Butyl Rubber Reclaiming
Net sales for the periods reported in this segment are as follows:

                                        Three Months Ended January 31,
                                   ------------------------------------------
                                         2002                  2001
                                   ------------------ -----------------------

Rubber net sales                      $   2,190,445      $   3,347,276
                                   ================== =======================

Net sales in this segment for the three months ended January 31, 2002 as compared to the comparable three-month period ended January 31, 2001 decreased 34.6% in the amount of $1,156,831.

The Company's customers had built up large inventories during the widespread tire recalls at Bridgestone/Firestone and Goodyear in anticipation of huge demand under such recalls. The number of tires submitted by consumers to be replaced was substantially lower than anticipated, and as a result, tire manufacturer orders through December 2001 were lower than the previous year, producing a substantial decrease in reclaimed butyl demand through December 2001. The Company saw an increase in sales during January 2002 and anticipates a return to more normal inventory levels at its tire manufacturer customers, but doesn't anticipate a return to historic levels of demand for reclaimed butyl rubber by tire manufacturers until the third quarter of 2002.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



The decline in the price of crude oil in late 2001 caused a decline in new oil exploration. As a result, the demand for pipeline mastic wraps produced with reclaim butyl rubber supplied by the Company also fell dramatically beginning in October 2001. If the price of crude oil begins to climb again, the Company believes the demand for those uses will return to historic levels during 2002.

         Cost of goods sold in this segment were as follows:

                                        Three Months Ended January 31,
                                    ----------------------------------------
                                           2002                2001
                                    ----------------- ----------------------

Rubber cost of goods sold           $     2,045,930   $     3,130,018
                                    ==========================================

% of sales                                    93.4%             93.5%
                                    ==========================================

Manufacturing costs remained stable in 2002 when compared to the prior year for the three-month period ended January 31, 2001. With the 12" extruder renovation completed in September 2001 and the increased use of butyl rubber pad scrap, management anticipates that the cost of goods sold percentage should continue to decline in 2002 from that experienced in 2001 so long as sales volume increases as expected.

Gross profit and gross profit percentage for the three months ended January 31, 2002 and 2001 were as follows:

                                        Three Months Ended January 31,
                                  ------------------------------------------
                                         2002                 2001
                                  ------------------- ----------------------

Rubber gross profit                 $    144,515         $    217,258
                                  ============================================

Rubber gross percentage                     6.6%                 6.5%
                                  ============================================

Gross profit was consistent during the first quarter of 2002 as compared to the 2001 period.

Management believes that the use of butyl rubber pad scrap will help control the cost of raw materials during the remainder of 2002 and that the Company has the ability to raise prices in late 2002.

On February 26, 2002, the Company entered into a series of transactions with US Rubber, SerVaas, Inc. ("SerVaas"), the former owner of US Rubber, and DC Investments whereby certain existing debt of US Rubber was acquired from SerVaas. DC Investments acquired the SerVaas interest in the debt agreement with a remaining balance of $730,000 plus accrued interest for $700,000. US Rubber then acquired this agreement in exchange for a new note payable to DC Investments with a face amount of $700,000. The note requires monthly interest payments at 15% with the principal payable March 2007. The note is subordinate to debt outstanding with the senior lender of US Rubber.

The Company also acquired the SerVaas interest in the US Rubber $1,750,000 subordinated note payable in exchange for $700,000 and 30,000 shares of Series C Preferred Stock. The cash portion of the transaction was from the proceeds of a note payable in the amount of $700,000 issued to DC Investments. The note requires monthly interest payments at 15% with the principal payable March 2007.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



No gain or loss will be recognized in the transactions because of the involvement of related parties. The transaction will result in an increase in equity of the consolidated group of approximately $1,400,000.


Coach Leasing

The results of operations for the three months ended January 31, 2001 includes only one month of operating results of coach leasing, as Pyramid, Obsidian Leasing and DW Leasing ("Pyramid Group") were not a part of the Company until January 1, 2001. Coach leasing revenue was higher due to the increase in size of the coach fleet. Management expects decreased utilization during the second quarter of fiscal 2002. Management believes its marketing efforts to rock and roll, pop, touring Broadway shows and corporate customers will result in increased utilization during the third quarter of the Company's fiscal year.

Through the fiscal year ended October 31, 2001, the Company and DW Leasing conducted cooperative operations through a management agreement, cross-guarantees of debt and shared management and expense. On November 1, 2001, a substantial part of DW Leasing's asset and liabilities were transferred to Obsidian Leasing Company, Inc. ("Obsidian Leasing"), wholly owned by the Company, to complete the purchase of the Coach Leasing business contemplated by the purchase transaction in June 2001. The operations of Obsidian Leasing have been included in the first quarter results of operation of the Company. DW Leasing's operations are also included in the results of operations for the first quarter of 2002.

For the three months ended January 31, 2002, the coach leasing segment had gross profit and gross profit percentage of $470,537 and 45.1%.


SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

Selling, general and administrative expenses are higher for the three months ended January 31, 2002 versus the three-month period ended January 31, 2001 due to the operations added in 2001, as previously discussed.

Selling, general and administrative expenses are higher for the three month period than would be expected on an ongoing basis. This is due primarily to increased administrative costs that were necessary to continue the process of creating better subsidiary reporting, the use of outside professionals for services in assisting in post-acquisition activities, the cost to obtain prior year audits to meet regulatory filing requirements, and the cost of providing accounting and related services to management, normally performed by Company personnel.


INTEREST EXPENSE

The Company's interest expense is a very high percentage when calculated as a percentage of net sales, as all acquisitions were made on a highly leveraged basis. For the three-month period ended January 31, 2002, the percentage of interest expense to net sales of 7% was lower than the 7.4% for the comparable Pro Forma period ended January 31, 2001 reflecting the lower sales for the three months ended January 31, 2002, offset by debt reductions during 2001 primarily from capital contributions. The historical three-month period ended January 31, 2002, the percentage of interest expense to sales of 7% was higher than the 5.8% for the comparable period ended January 31, 2001, due to the cost of financing the subsidiary purchases in June and July 2001.


INCOME TAX PROVISION

The income tax benefit for the three-month period ended January 31, 2002 increased by $143,000 as compared to the three-month period ended January 31, 2001. The income tax benefit is created primarily through operating loss carryforwards recognized in the quarter to the extent they are available to offset the Company's net deferred tax liability. Quarterly tax benefits are based on the estimated effective tax rate for the full year.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES




LIQUIDITY AND CAPITAL RESOURCES

Each of the subsidiaries of the Company have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. The high principal balances of some of these loans reflect the fact that Obsidian Capital Partners, LP, from whom four of the five subsidiaries were purchased, entered into highly leveraged acquisitions of Champion, U.S. Rubber, Pyramid Group, and United.

This high level of debt creates liquidity issues for the Company and the stringent financial covenants that are common for this type of debt increase the probability that the Company's subsidiaries will be in technical default under loans. These risks are mitigated, in part, for the Company's United and U.S. Rubber subsidiaries by the right described below under "Guarantees of OCP."

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

The Company's working capital position (current assets over current liabilities) was negative at January 31, 2002 by $9,024,000 in part because approximately 39% of the Company's debt is classified as a current liability.

The Company has been addressing these liquidity and working capital issues in a variety of ways. Management anticipates that the following steps started in early 2002 will improve the Company's working capital position, strengthen its equity position and place the Company in a position to successfully address its liquidity issues. These steps include:

o The transactions described below under "Partners Equity Transactions" which converts more than $2,170,000 of long-term liabilities to equity.

o The divestiture of Champion described below under "Champion Transaction" which would improve the Company's working capital position.

o The transactions described below under "Refinancing Activities" which management anticipates will reduce the Company's interest costs and decrease the proportion of debt which is treated as a current liability.

There can be no assurance that any or all of these transactions will occur. Moreover, if these transactions do occur, there can be no assurance that they will sufficiently address the Company's liquidity issues. Management will continue to address the liquidity concerns as well as consider any additional actions if the contemplated transactions either do not occur or are insufficient.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



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

o Pyramid is a guarantor of DW Leasing's debt to Regions Bank, Nashville, Tennessee. DW Leasing and Pyramid have been in violation of the Funded Debt to EBITDA ratio in the Regions Bank Credit Facility since the inception of the loan. This is due to the fact that DW Leasing acquired eight additional new luxury coaches, in highly leveraged transactions. At the time of the Acquisition, Regions Bank granted a waiver of this violation. To date, the covenant has not been rewritten. Regions Bank has waived the violation as of October 31, 2001. However, since the Company continues to be in violation of this covenant, $622,000 of long-term debt due Regions Bank has been reclassified as a current liability.

o The Company was in violation of three negative covenants with Renaissance US Growth & Income Trust PLC and FBSUS Special Opportunities Trust PLC, the holders of debentures that completed the financing of United. The Company has received a waiver of these violations through November 1, 2002.

Champion remains in default of both the senior and the subordinated debt agreements, which have been classified as a current liability due to the default, and is operating under a forbearance agreement on the senior debt through March 15, 2002. DC Investments is negotiating with Bank One to purchase the senior debt from Bank One. (See Champion Transactions.)


FUNDS AVAILABILITY

On a consolidated basis, as of January 31, 2002, the Company had approximately $417,000 of cash and cash equivalents. Danzer Industries, U.S. Rubber and United each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At January 31, 2002, these subsidiaries had no additional current availability due to borrowing base limitations. Maximum additional amounts available under these credit lines if supported by their individual borrowing base are approximately $425,000, $900,000, and $315,000 for Danzer Industries, U.S. Rubber, and United, respectively.

The Company did not generate net cash flow from operations during the quarter ended January 31, 2002. Operating losses during the quarter were funded primarily through borrowings under existing lines of credit and related-party finished goods financing provided by DC Investments, and borrowing from DC Investments.


REFINANCING ACTIVITIES

Management is refinancing some of the currently outstanding debt:

o Negotiations have been ongoing with a new lender to refinance the primary lender of U.S. Rubber at more favorable terms than the current terms. Management anticipates the refinancing will be concluded by the third fiscal quarter.

o The Company expects in the ordinary course of business to obtain an extension or annual renewal of the term note on the First Indiana Bank revolving line of credit.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



o The Company is undertaking to refinance the coaches transferred from DW Leasing to a new wholly owned subsidiary of the Company (Obsidian Leasing Company, Inc.) with DC Investments and its various existing lenders. Management anticipates that this will be concluded by the third fiscal quarter.


PARTNERS EQUITY TRANSACTIONS

Obsidian Capital Partners, LP, the major shareholder of the Company, is required under the Plan of Reorganization to fund through the purchase of additional preferred stock certain ongoing administrative expenses of the company to complete the Plan of Reorganization, complete all required current and prior year audits to meet the regulatory filing requirements, and ensure all annual and quarterly SEC filings are completed to enable the registration of the preferred stock issued to Obsidian Capital Partners, LP. Such amount expended through January 31, 2002 approximated $645,000. Management anticipates this and any additional items incurred will be converted to equity.

Obsidian Capital Partners, LP has indicated that it is willing to convert to Series C Preferred Stock of the Company $1,222,000 of advances from Partners to the Company. Management anticipates this transaction will be concluded in May of 2002.


GUARANTEES OF OCP

The Company has an agreement with Obsidian Capital Partners, LP that gives it the right to mandate a capital contribution from Obsidian Capital Partners, LP if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement with Obsidian Capital Partners, LP up to $1,620,000 on U.S. Rubber and $1,000,000 on United to fund the respective subsidiary's shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary's debt obligations to the lender.


CHAMPION TRANSACTIONS

The Board of Directors has agreed in principle to divest Champion to a group consisting of Champion's management and Messrs. Durham and Whitesell pursuant to the terms of a nonbinding Letter of Intent, subject to an independent review of fair value by the independent Board members of the Company. DC Investments, LLC is negotiating to purchase the loan of Bank One to Champion and has agreed in principle to contribute the loan to the Company in exchange for an as yet undetermined number of Series C Preferred Stock. The Company would contribute that note to Champion as additional capital. The management group would acquire Champion in exchange for the assumption of the $1,250,000 subordinated debt of Champion and all accrued interest and either a release of the Company's guarantee of that debt or an indemnification of the Company for any loss to the Company as a result of the guarantee.

Champion was working under a forbearance agreement with Bank One on its Senior Credit Facility which expired on March 15, 2002. Although the forbearance agreement has not been formally extended, DC Investments is negotiating with Bank One to purchase the loan. Champion is also indebted to Markpoint Equity Fund IV under a subordinated credit facility in the amount of $1,250,000. Champion has been in violation of the funded debt to EBITDA negative covenant of the Markpoint Credit Agreement since the inception of the loan. Management brought this violation to Markpoint's attention prior to the close of the Acquisition and has obtained a waiver of the violation each quarter. Markpoint has informed Champion that it may not grant waiver of this violation in the future. The Bank One debt and the Markpoint debt have been classified as current liabilities due to these violations.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



CASH FLOWS (EBITDA)

A summary of our contractual cash obligations for the fiscal years ending 2002 through 2005 and 2006 and thereafter at January 31, 2002 is as follows:

Contractual Obligations                    Total           2002          2003         2004         2005         2006 and
                                                                                                               Thereafter
                                        ------------- --------------- ------------ ------------ ------------ ---------------
Long-term debt, with covenant             $4,343,000      $4,343,000  $        --   $       --   $       --  $           --
 violations and classified as current
Long-term debt, and all debt service
 interest payments                        36,108,300       7,137,800   11,264,500    3,417,400    2,559,000      12,729,600

Operating leases                           1,854,000         727,000      980,000       67,000       32,000          48,000

Purchase agreement for equipment           1,350,000       1,350,000           --           --           --              --
                                        ------------- --------------- ------------ ------------ ------------ ---------------

Total contractual cash obligations       $43,655,300     $13,557,800  $12,244,500   $3,484,400   $2,591,000     $12,777,600
                                        ============= =============== ============ ============ ============ ===============

Cash flow and liquidity are discussed further below, and the footnotes to our financial statements discuss cash flow, liquidity and the current classification of debt due to loan covenant violations.

We also have a commercial commitment as described below:

 Other Commercial Commitment      Total Amount Committed       Outstanding at December        Date of Expiration
                                                                      31, 2001
------------------------------- ---------------------------- ---------------------------- ----------------------------

Line of credit                       $          200,000           $          159,000      March 15, 2002
Line of credit                                1,000,000                      575,000      March 31, 2002
Line of credit                                3,500,000                    3,185,000      July 1, 2002
Line of credit                                3,000,000                    2,093,000      November 1, 2002

The Company's net cash used in operations for the three months ended January 31, 2002 was $(340,000). This is comprised of net losses of $1,497,000, increases in inventories of $458,000, and increases in accounts receivable of $139,000, offset by noncash depreciation and amortization of $701,000, and increases in customer deposits and accrued expenses of $678,000 and decreases in prepaid and other assets of $375,000.

Cash flow provided from financing activities, for the three months ended January 31, 2002 was $439,000. This is comprised of borrowings of long-term debt and borrowings of short-term debt of $961,000, and borrowings from related parties of $856,000, offset by principal repayments of long-term debt of $1,378,000.

Cash flow was used in investing activities for the three months ended January 31, 2002 of $211,000. This is comprised primarily of purchase of property and equipment of $222,000.

The total decrease in cash is summarized as follows:

                                                 Three Months Ended
                                                 January 31, 2002
                                            ------------------------------

Net cash used in operations                        $      (340,000)
Net cash used in investing activities                     (211,000)
Net cash provided by financing activities                  439,000
                                            ------------------------------

Decrease in cash and cash equivalents              $      (112,000)
                                            ==============================

EBITDA is a measure of the Company's ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



EBITDA by business segment and reconciliation to net income or loss under accounting principles generally accepted in the United States of America by subsidiary for the applicable periods is as follows:

                                                             Three-month Period Ended January 31, 2002
                                                                           (in thousands)
                                              -------------------------------------------------------------------------
                                                                                                              Net
                                                            Interest      Income       Depreciation         Income
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- --------------

Trailer and related transportation
equipment manufacturing                         $    (376)   $    360    $   (46)         $     197       $    (887)

Butyl rubber reclaiming                                83         176       (109)               259            (243)

Coach leasing                                         235         357          --               245            (367)
                                              ------------ ------------ ----------- -------------------- --------------

Total Company                                   $     (58)   $    893    $  (155)         $     701       $  (1,497)
                                              ============ ============ =========== ==================== ==============

                                                                Three Months Ended January 31, 2001
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                                                             Net
                                                            Interest      Income       Depreciation         Income
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
 equipment manufacturing                        $     (73)   $     35    $    --          $      29       $    (137)

Butyl rubber reclaiming                               192          74        (12)               182             (52)

Coach leasing                                          17         108         --                 75            (166)
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $     136    $    217    $   (12)         $     286       $    (355)
                                              ============ ============ =========== ==================== =============

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $95,000 should be adequate for any exposure to loss in our January 31, 2002 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $708,000 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. We have identified items that are impaired and the operating results for the ten-month period ended October 31, 2001 included a goodwill impairment charge of $2,305,000. There are no impairment charges in the three-month periods ended January 31, 2002 and 2001.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



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

There is no assurance that lenders will continue to lend to the Company. Lenders' criteria for loans change and, if there is a further general tightening of credit standards, the Company may not qualify for credit. Further, if the Company's financial performance continues to deteriorate from the manner in which its various operations have historically performed, the Company's lenders may declare defaults and refuse to advance funds under revolving credit lines.
Under these circumstances the Company may not be able to obtain credit on any terms.


Integration Of Operations

The Company consists of a business combination of Obsidian Enterprises, Inc. and various recently purchased manufacturing entities of Obsidian Capital Partners, L.P. The management resources to date have been spent on purchasing, continuing operations at preacquisition capability after the purchase, and integrating subsidiary operations with the Obsidian management. The date of purchase of each entity by the current management is:

Operating Entity                            Date of Purchase

U.S. Rubber Reclaiming, Inc.                December 29, 2000
Pyramid Coach, Inc.                         December 20, 1999
Champion Trailer, Inc.                      May 2, 2000
Danzer Industries, Inc.                     June 21, 2001
United Expressline, Inc.                    July 31, 2001

The Company is still in the process of resolving issues relating to the integration of the operations of these entities. The Company nay not be successful in integrating these businesses or the integration may take longer or be more costly than currently anticipated.


Market Risk

The Company is exposed to market risk related to changes in interest rates on its debt. Approximately 36% of the Company's primary debt bears interest at a variable rate. An interest rate increase of one percentage point would increase the Company's interest expense over a one-year period by approximately $134,000 at current debt levels.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES




Ability To Attract And Retain Key Managers And Employees

The Company's ability to retain key subsidiary management and employees will be a significant factor in the Company's success. The recent acquisitions of the four subsidiary entities and the changes in the Company's management have made it even more important for the Company to focus on retaining former managers and employees. In addition, the Company just recently hired a chief financial officer and continues to seek to obtain skilled managers and employees and to provide efficient incentives for all of the managers and employees of its subsidiary companies.


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


Trailer And Related Transportation Equipment Manufacturing Segment

A majority of truck bodies manufactured by the Company are used in the telecommunications industry. The success of the Company's trailer and related transportation equipment manufacturing segment is dependent upon overall economic conditions and in particular on the state of the telecommunications industry. Slightly more than one-half of the Company's revenue from the manufacture of service truck bodies, which is part of the Company's trailer and related transportation equipment manufacturing segment, is derived from a single customer. The Company's success in this segment is dependent to a large degree upon the continued financial health of this one customer and the continued strength of the Company's relationship with this customer. The loss of this or another significant customer could have a material adverse effect on this segment of the Company's business.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES




Other Factors

Management's attention to day-to-day operating issues and the solution of such issues is ongoing due to the very recent dates of purchase. Management's ability to successfully integrate the operating companies into a public reporting and cohesive operations while attempting to attain profitable operating results will be determinative of later success. Employee uncertainty and lack of management focus during the initial stages of purchase and continuing integration is disruptive to the business of each Company subsidiary. Retention of employees through support of the Company's ongoing manufacturing capability, ongoing sales and marketing efforts will be required, but is not assured.

The Company's ability to stabilize operations and to eventually achieve growth of each of its segments will require it to implement and expand its operating and financial systems. This implementation will carry a significant disproportionate cost to the operations in the next twelve months which will have a negative impact on revenues. The Company expects any significant growth would place a strain on its operational resources and its financial systems. Failure to effectively manage any growth would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk related to interest rate changes. See the discussion of market risk in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2, which discussion is incorporated by reference herein.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         None

     A.   EXHIBITS

         None

     B.   REPORTS ON FORM 8-K

         None

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OBSIDIAN ENTERPRISES, INC.

March 18, 2002                   By:  /s/ Timothy S. Durham
--------------------------            Timothy S. Durham, Chairman and
Date                                  Chief Executive Officer



March 18, 2002                   By:  /s/ Jeffrey W. Osler
--------------------------            Jeffrey W. Osler, Principal Financial
Date                                  Officer