Form 10-Q
period 2002-04-30
OBSIDIAN ENTERPRISES INC
filed 2002-06-14
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended April 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission file number 0-17430

                           OBSIDIAN ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                      35-2154335
    (State of other jurisdiction of                      (IRS Employer
                Incorporation or organization)           Identification No.)

    111 Monument Circle, Suite 3680
       Indianapolis, Indiana                                 46204
  (Address of principal executive offices)                 (Zip Code)

                                 (317) 237-4122
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X                     NO
                               -------                    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock                                Outstanding at
          $.0001 par value                            April 30, 2002
                                                      36,007,855 shares

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION:

     Item 1 -  Condensed Consolidated Financial Statements:

               Condensed  Consolidated  Balance  Sheets  -
               April  30,  2002  and October 31, 2001                          3

               Condensed  Consolidated  Statements  of Operations              5
               Three Months and Six Months Ended April 30, 2002 and 2001

               Condensed  Consolidated  Statement  of
               Changes  of  Stockholders'Equity                                6

               Condensed Consolidated Statements of Cash Flows                 7
               Six Months Ended April 30, 2002 and 2001

               Notes to Condensed Consolidated Financial Statements            9

     Item 2 -  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      20

     Item 3 -  Quantitative and Qualitative Disclosures About Market Risk     32

PART II - OTHER INFORMATION:

     Item 2 -  Changes in Securities and Use of Proceeds                      32

     Item 4 -  Submission of Matters to a Vote of Security Holders            32

     Item 6 -  Exhibits and Reports on Form 8-K                               32

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                                                    April 30,        October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------

Assets

Current assets:
    Cash and cash equivalents                                                      $          267   $          529
    Marketable securities                                                                     160              223
    Accounts receivable, net of allowance for doubtful accounts
      of $70 for 2002 and $90 for 2001                                                      4,403            3,744
    Accounts receivable, related parties                                                       28              217
    Inventories, net                                                                        6,402            6,694
    Prepaid expenses and other assets                                                         711            1,275
                                                                                 ----------------------------------

Total current assets                                                                       11,971           12,682

Property, plant and equipment, net                                                         23,456           24,232

Other assets:
    Goodwill, net                                                                           9,169            9,210
    Other intangible assets, net of accumulated amortization of $461 for
      2002 and $270 for 2001                                                                1,957            2,147
    Other                                                                                     668              579
                                                                                 ----------------------------------

                                                                                   $       47,221   $       48,850
                                                                                 ==================================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                                                    April 30,       October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                              $       14,666   $        9,233
    Accounts payable, trade                                                                 4,019            3,620
    Accounts payable, related parties                                                         665              925
    Accrued expenses and customer deposits                                                  2,188            2,388
                                                                                 ----------------------------------

Total current liabilities                                                                  21,538           16,166

Accounts payable, related parties                                                           1,198            2,170

Long-term debt, related parties                                                             3,323               --

Long-term debt, net of current portion                                                     17,679           27,546

Deferred income tax liabilities                                                             1,433            1,672

Commitments and contingencies                                                                  --               --

Stockholders' equity:
    Common stock, par value $.0001 per share; 40,000,000 shares authorized,
     36,007,855 shares outstanding                                                              3                3
    Preferred stock, 5,000,000 shares authorized; Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized, 4,358,399 and
     3,739,169 shares issued and outstanding for 2002 and 2001, respectively,
     400,000 shares of undesignated preferred stock authorized                                  4                4
    Additional paid-in capital                                                              8,960            5,612
    Accumulated other comprehensive income (loss)                                             (26)              37
    Accumulated deficit                                                                    (6,891)          (4,360)
                                                                                 ----------------------------------

Total stockholders' equity                                                                  2,050            1,296
                                                                                 ----------------------------------

                                                                                   $       47,221   $       48,850
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)
                                   (unaudited)

                                                     Three Months Ended                    Six Months Ended
                                            --------------------------------------------------------------------------
                                             April 30, 2002     April 30, 2001     April 30, 2002    April 30, 2001
                                            --------------------------------------------------------------------------

Net sales                                     $       16,973    $        5,260     $       29,456     $        9,003

Cost of sales                                         14,434             4,203             25,460              7,504
                                            --------------------------------------------------------------------------

Gross profit                                           2,539             1,057              3,996              1,499

Selling, general and administrative
 expenses                                              2,489               976              4,695              1,491
                                            --------------------------------------------------------------------------

Income (loss) from operations                             50                81               (699)                 8

Other income (expense):
  Interest expense, net                                 (972)             (671)            (1,846)              (888)
  Other expense                                           (4)               10                (33)               (67)
                                            --------------------------------------------------------------------------

Loss before income taxes                                (926)             (580)            (2,578)              (947)

Income tax (expense) benefit                              --                 1                155                 13
                                            --------------------------------------------------------------------------

Net loss                                      $         (926)   $         (579)    $       (2,423)    $         (934)
                                            ==========================================================================

Basic and diluted loss per share              $         (.01)   $         (.01)    $         (.02)    $         (.02)
                                            ==========================================================================

Weighted average common and common
 equivalent shares outstanding basic and
 diluted:                                        111,220,780        39,419,240        111,001,235         39,419,240
                                            ==========================================================================




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)


                                                                                        Accumulated
                          Comprehensive   Common Stock    Preferred Stock    Additional    Other
                         -------------------------------------------------   Paid-in    Comprehensive     Accumulated
                          Loss           Shares   Amount   Shares   Amount   Capital    Income (Loss)       Deficit       Total
                         ---------------------------------------------------------------------------------------------------------

Balance at
October 31, 2001         $    --       36,007,855   $ 3     3,739,169  $ 4     $  5,612    $      37      $  (4,360)    $   1,296

Distributions                 --               --    --            --   --           --           --           (108)         (108)
to members of
DW Leasing, LLC

Unrealized loss on
on available-for-
sale marketable
securities                   (63)              --    --             --  --           --          (63)            --           (63)

Conversion of
debt to preferred
stock and
additional paid-in
capital                       --               --    --        619,230  --        3,348           --             --         3,348

Net loss                  (2,423)              --    --             --  --           --           --         (2,423)       (2,423)
                         ----------------------------------------------------------------------------------------------------------

Total
comprehensive loss       $(2,486)
                         ==================

Balance at
April 30, 2002                         36,007,855   $ 3      4,358,399 $ 4     $  8,960    $     (26)     $  (6,891)    $   2,050
                                       ============================================================================================



         The accompanying notes are an integral part of the condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Six Months Ended
                                                                                 -------------------------------
                                                                                 April 30, 2002  April 30, 2001
                                                                                 -------------------------------

Cash flow from operating activities:
  Net loss                                                                         $    (2,423)    $      (934)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                          1,346             859
  Other                                                                                    126              51
  Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable, net                                                              (659)           (735)
    Inventories, net                                                                       292             650
    Other, net                                                                             996             514
                                                                                 -------------------------------

Net cash provided by (used in) operating activities                                       (322)            405
                                                                                 -------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                    (405)           (585)
  Payments to acquire U.S. Rubber                                                           --          (5,528)
  Other                                                                                     11              13
                                                                                 -------------------------------

Net cash used in investing activities                                                     (394)         (6,100)
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                        Six Months Ended
                                                                                 -------------------------------
                                                                                 April 30, 2002  April 30, 2001
                                                                                 -------------------------------

Cash flows from financing activities:
  Borrowings from and distributions to related parties, net                        $     1,329     $       429
  Net borrowings on lines of credit                                                        401              84
  Borrowings (repayments) on long-term debt                                             (1,276)          4,044
  Debt issuance cost                                                                        --             (76)
  Proceeds from issuance of U.S. Rubber common stock                                        --             880
                                                                                 -------------------------------

Net cash provided by (used in) financing activities                                        454           5,361
                                                                                 -------------------------------

Decrease in cash and cash equivalents                                                     (262)           (334)

Cash and cash equivalents, beginning of period                                             529             341
                                                                                 -------------------------------

Cash and cash equivalents, end of period                                           $       267     $         7
                                                                                 ===============================

Interest paid                                                                      $     1,852     $       912
                                                                                 ===============================

Taxes paid                                                                         $        15     $        --
                                                                                 ===============================

Supplemental disclosure of noncash operating, investing and financing activities:
  Conversion of debt to preferred stock and additional paid-in capital             $     3,348     $        --
  Conversion of accounts payable, related parties to debt                          $     1,295     $        --
  Purchase price adjustment and conversion of accounts payable to debt for
   United                                                                          $       294     $        --
  Advances to construct coaches and equipment acquired by issuance of debt         $        --     $       292
  Seller notes issued in acquisition of U.S. Rubber                                $        --     $     2,573





          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

Danzer Corporation was reorganized (the "Reorganization") through an Acquisition and Plan of Reorganization with U.S. Rubber Reclaiming, Inc. and Related Entities ("U.S. Rubber Companies"), which was consummated on June 21, 2001 (the "Effective Date"). In addition, Danzer Corporation changed its name to Obsidian Enterprises, Inc. However, the operating company, Danzer Industries, Inc., retained its name. The operating company will continue to be referred to as Danzer Industries, Inc. The Acquisition and Plan of Reorganization of Danzer Corporation with U.S. Rubber Companies was accounted for as a reverse acquisition as the shareholders of the U.S. Rubber Companies owned a majority of the outstanding stock of Danzer subsequent to the Acquisition and Plan of Reorganization. For accounting purposes, U.S. Rubber Reclaiming, Inc. is deemed to have acquired Danzer.

Pursuant to the Plan of Acquisition and Reorganization, United Expressline, Inc. was acquired July 31, 2001.

The accompanying financial data as of April 30, 2002 and for the three and six months ended April 30, 2002 and 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended October 31, 2001. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of April 30, 2002, results of operations for the three and six months ended April 30, 2002 and cash flows and stockholders' equity for the six months ended April 30, 2002 have been made. The results of operations for the three and six months ended April 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Pyramid Coach, Inc. ("Pyramid"), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The coach leasing segment also includes the assets, liabilities, equity and results of operations of DW Leasing, LLC ("DW Leasing") and Obsidian Leasing Company, Inc. ("Obsidian Leasing"), formed November 1, 2001. DW Leasing is controlled by individuals who are also controlling shareholders of Obsidian Enterprises, Inc. and, accordingly, Pyramid. DW Leasing and Obsidian Leasing also own the majority of the coaches operated by Pyramid. All intercompany transactions are eliminated in consolidation.

To complete the Plan of Reorganization, Pyramid and DW Leasing were required to obtain lender approval of the transfer of assets subject to liabilities to Obsidian Leasing, a wholly owned subsidiary of the Company. On November 1, 2001, the Company completed the tax-free exchange contemplated by the Acquisition Agreement of June 21, 2001, whereby all but seven coaches and the liabilities thereon were transferred to Obsidian Leasing to operate this segment of business previously under DW Leasing. However, as of April 30, 2002, the entities are combined due to cross-guarantees associated with the debt on the seven coaches.

Champion Trailer, Inc. ("Champion") manufactures and sells transport trailers to be used primarily in the auto racing industry.

United Expressline, Inc. ("United") manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

Basis of Presentation:

The Company's April 30, 2002 consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations for the ten months ended October 31, 2001 of $2,149,000 and a net loss of $4,360,000, which included an asset impairment charge of $2,305,000. In addition, the Company has incurred a net loss of $2,423,000 for the six months ended April 30, 2002. The losses have weakened the Company's financial condition and contributed to its failure to meet certain financial covenants required by the lenders. As a result of these covenant violations which either were not waived, were waived only through November 2002, or were subject to amendments to credit agreements, $4,683,000 of long-term debt has been reclassified and included in the current debt caption of current liabilities as of April 30, 2002. A significant portion of the Company's assets is pledged as collateral on these loans and foreclosure by a bank would seriously impair the Company's existence. In addition, these losses and the reclassification of long-term debt have contributed to a total deficit in working capital of $9,567,000 at April 30, 2002.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In view of these matters, realization of the assets and satisfaction of the liabilities in the ordinary course of business is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, comply with the terms of its debt financing agreements, obtain refinancing of certain obligations, and continue to receive capital contributions from its majority stockholder.

Management, as a part of its plan towards resolving these issues and generating revenue and cash flow, has taken the actions described below during and subsequent to the quarter ended April 30, 2002. Although management believes these actions will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity, or occur on terms acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this filing for further discussions of the liquidity issues facing the Company and the risk factors associated with these issues as well as management's plans for addressing them.

o On March 7, 2002, the Company completed a series of transactions with the subordinated lender at U.S. Rubber resulting in an increase in equity and a decrease in liabilities of $1,463,000. The subordinated lender received 30,000 shares of Series C convertible preferred stock in this transaction.

o On March 20, 2002, DC Investments, LLC ("DC Investments"), an entity controlled by the Company's Chairman, acquired all outstanding debt due to the senior lender of Champion in the amount of $602,000 in a nonrecourse assignment. Under the terms of the Company's agreement with DC Investments, this amount has been reclassified as a long-term liability.

o On April 30, 2002, the Company converted $1,289,000 of debt and accrued interest due to Obsidian Capital Partners, LP ("OCP"), majority owner of the Company, to equity in exchange for 402,906 shares of Series C convertible preferred stock.

o On April 30, 2002, the Company converted $596,000 of debt and accrued interest due to Fair Holdings, Inc. ("Fair"), an entity controlled by the Company's Chairman, to equity in exchange for 186,324 shares of Series C convertible preferred stock.

The above transactions are estimated to reduce interest costs by approximately $345,000 on an annual basis.

o The Board of Directors has authorized the Chairman of the Board to explore various options regarding the operations at Champion. Options include divestiture, restructuring of operations or closing the facility. As these options are considered, management has taken steps to further reduce overhead through cost reductions and reduction in the space currently under lease.

o The Company is undertaking to refinance the coaches transferred from DW Leasing to Obsidian Leasing with existing lenders and DC Investments. Management anticipates that this will be concluded by the fourth fiscal quarter of 2002.

o The Company is also pursuing refinancing of the outstanding bank debt at U.S. Rubber that is due November 1, 2002. Management anticipates the refinancing will be concluded by the third fiscal quarter of 2002.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

o OCP has entered into agreements related to the debt of U.S. Rubber and United. Specifically, in the event of a default and in accordance with the default provisions, Obsidian is obligated to make capital contributions to these subsidiaries of $1,620,000 and $1,000,000, respectively. In addition, OCP has committed to fund through the purchase of additional preferred stock the costs of legal, accounting and related costs to complete the Plan of Reorganization and the costs to meet regulatory requirements to allow continued trading of Company stock by shareholders. Funding from OCP is anticipated to occur during the third fiscal quarter and result in additional cash of approximately $440,000 and conversion of approximately $860,000 of advances from OCP to equity.

Significant Accounting Policies:


Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Effective February 1, 2002, the Company changed its estimate with regard to depreciation of coaches owned by Obsidian Leasing and DW Leasing by establishing a salvage value for the coaches of approximately 38% of original cost. The depreciable lives of the coaches of fifteen years was not changed. This change in estimate resulted in a reduction of depreciation for the quarter of approximately $78,000.

Goodwill and Intangible Assets

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Accordingly, effective with the November 1, 2001 adoption of Financial Accounting Standard
(FAS) No. 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The Company has not yet completed its transitional impairment test in conjunction with the adoption of FAS 142. However, because the vast majority of the goodwill recorded relates to recently completed acquisitions, management does not believe that such goodwill is impaired. However, until the transitional impairment test is completed, there can be no assurance that such goodwill is not impaired. The Company expects to complete the transitional impairment test in the third quarter of fiscal 2002.

Earnings Per Share:

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Basic and diluted weighted average common shares outstanding for 2002 and 2001 are the same because the Company incurred losses for all periods presented. Therefore, the inclusion of options, warrants and other common stock equivalents in the calculation of diluted loss per share would have an antidilutive effect.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In arriving at the weighted average number of common shares outstanding for basic income (loss) per share, the Company's Series C Convertible Preferred Stock, which has all the rights and privileges of the Company's common stock, has been reflected as equivalent common shares. Therefore, for the three and six months ended April 30, 2002, the 4,358,399 shares of Series C Convertible Preferred Stock have been reflected, on a weighted average basis outstanding, as common equivalent shares of 75,212,925 and 74,993,470, respectively. The weighted average common shares outstanding for the three and six months ended April 30, 2001 reflects the 1,970,962 shares of Series C Convertible Preferred Stock issued to the former stockholders of the companies acquired in the reverse merger above, as if such shares had been converted into their equivalent number of common shares of 39,419,240.

2.   PRO FORMA INFORMATION

The unaudited condensed consolidated results of operations shown below are presented on a pro forma basis and represent the results of Obsidian Enterprises, Inc. (formerly Danzer), Danzer Industries, U.S. Rubber, United, Champion, Pyramid, Obsidian Leasing and DW Leasing on a combined basis. The schedule below includes all necessary pro forma adjustments for all entities for the periods shown.

                                       Three Months Ended  Six Months Ended
                                           April 30,           April 30,
                                              2001               2001
                                      ----------------------------------------

Net sales                                $        17,578     $        31,577

Net loss                                 $          (341)    $        (1,223)

Net loss per share - basic and diluted   $         (.01)     $         (.03)

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the Reorganization been consummated as of the above dates, nor is it necessarily indicative of future operating results.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3.  INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components (in thousands):

                                    April 30,       October 31,
                                      2002              2001
                               ------------------ -------------------

Raw materials                    $    3,818        $     3,734
Work-in-process                         977              1,471
Finished goods                        2,173              2,322
Valuation reserve                      (566)              (833)
                               ------------------ -------------------

Total                            $    6,402     $        6,694
                               ================== ===================

4.   FINANCING ARRANGEMENTS AND STOCKHOLDERS' EQUITY

U.S. Rubber

On March 7, 2002, the Company completed a series of transactions with U.S. Rubber, SerVaas, Inc. ("SerVaas"), the former owner of U.S. Rubber, and DC
Investments, an entity controlled by the Company's Chairman, whereby certain existing debt of U.S. Rubber was acquired from SerVaas. DC Investments acquired the SerVaas interest in the debt agreement with a remaining balance of $730,000, plus accrued interest of $123,000, for $700,000. U.S. Rubber then acquired this agreement in exchange for a new note payable to DC Investments with a face amount of $700,000. The note requires monthly interest payments at 15% per annum with the principal payable March 2007. The note is subordinate to debt outstanding with the senior lender of U.S. Rubber.

The Company also acquired the SerVaas interest in the U.S. Rubber $1,750,000 subordinated note payable, plus accrued interest of $255,000, in exchange for $700,000 and 30,000 shares of Series C convertible preferred stock. The cash portion of the transaction was from the proceeds of a note payable in the amount of $700,000 issued to DC Investments. The note requires monthly interest payments at 15% per annum with the principal payable March 2007.

No gain or loss was recognized in the transactions because of the involvement of related parties. The transaction resulted in an increase in equity of the Company of $1,463,000 and an annual interest savings of approximately $145,000.

During February 2002, U.S. Rubber entered into a "Second Amendment to Credit Agreement" with its primary lender. The terms of the amendment require scheduled debt service payments under substantially the same terms through November 1, 2002 when all debt outstanding with the primary lender will become due. The agreement also modifies the terms of an operating lease with the lender requiring payment in full of the remaining lease obligation as of November 1, 2002 of approximately $738,000.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.   FINANCING ARRANGEMENTS AND STOCKHOLDERS' EQUITY, CONTINUED

Obsidian Enterprises

On April 30, 2002, the Company converted $1,289,000 of debt and accrued interest owed to OCP and $596,000 of debt and accrued interest owed to Fair Holdings, Inc. ("Fair"), an entity controlled by the Company's Chairman, to equity through the issuance to OCP and Fair of a total of 589,230 shares of Series C Convertible Preferred Stock which are convertible into an aggregate of 11,784,600 shares of common stock of the Company. The transaction resulted in an increase in equity of the Company of $1,885,000 and an annual interest savings of approximately $200,000.

The Company and DW Leasing converted amounts owed to DC Investments to notes payable. The notes bear interest at 10% payable quarterly, with principal due in one installment in March 2005. The total advances converted to notes payable to DC Investments were $1,085,000 and $210,000 for Obsidian Enterprises and DW Leasing, respectively.

Champion

Champion was in technical default of its debt due its subordinated lender as of April 30, 2002 and in technical default of debt due its senior and subordinated lender at October 31, 2001. The Company has not been able to obtain a waiver from the subordinated lender. Accordingly, debt in the amount of $1,250,000 has been classified as current as of April 30, 2002. At October 31, 2001, $2,612,000 of debt was classified as current. On March 20, 2002, DC Investments acquired the senior lender's loan to Champion in the amount of $602,000 in a nonrecourse assignment of the debt.

DW Leasing

DW Leasing was in technical default of certain loan covenants with two of its primary lenders. The Company has obtained bank waivers from one of these lenders through November 2002 for a portion of this amount. Amounts classified as current as of April 30, 2002 and October 31, 2001 due to defaults that have not been waived are $600,000 and $639,000, respectively.

Danzer Industries

Danzer Industries was in technical default of certain loan covenants in its credit agreement. As a result of these violations, long-term debt in the amount of $883,000 is classified as current as of April 30, 2002.

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

                                                                         Three Months Ended April 30, 2002
                                                   -------------------------------------------------------------------------------
                                                         Trailer                             Butyl Rubber
                                                      Manufacturing       Coach Leasing       Reclaiming            Total
                                                   -------------------------------------------------------------------------------

                    Sales:
                      Domestic                       $       12,878       $       1,511      $       2,383     $       16,772
                      Foreign                                    --                  --                201                201
                                                   -------------------------------------------------------------------------------

                    Total                            $       12,878       $       1,511      $       2,584     $       16,973

                    Cost of goods sold               $       11,315       $         766      $       2,353      $      14,434

                    Income (loss) before taxes       $         (651)      $         (20)     $        (255)     $        (926)

                    Identifiable assets              $       24,636       $      12,518      $      10,067      $      47,221

                    Depreciation and                 $          227       $         165      $         253      $         645
                        amortization expense
                                                                         Three Months Ended April 30, 2001
                                                   -------------------------------------------------------------------------------
                                                         Trailer                             Butyl Rubber
                                                      Manufacturing       Coach Leasing       Reclaiming            Total
                                                   -------------------------------------------------------------------------------

                    Sales:
                      Domestic                       $        1,246       $         900      $       2,955     $        5,101
                      Foreign                                    --                  --                159                159
                                                   -------------------------------------------------------------------------------

                    Total                            $        1,246       $         900      $       3,114     $        5,260

                    Cost of goods sold               $        1,100       $         358      $       2,745      $       4,203

                    Loss before taxes                $         (172)      $        (365)     $         (43)     $        (580)

                    Identifiable assets              $        5,476       $      10,747      $      11,264      $      27,487

                    Depreciation and                 $           79       $         227      $         267      $         573
                        amortization expense


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


5.  BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

                                                                          Six Months Ended April 30, 2002
                                                   -------------------------------------------------------------------------------
                                                         Trailer                             Butyl Rubber
                                                      Manufacturing       Coach Leasing       Reclaiming            Total
                                                   -------------------------------------------------------------------------------

                    Sales:
                      Domestic                       $       22,128       $       2,554      $       4,462     $       29,144
                      Foreign                                    --                  --                312                312
                                                   -------------------------------------------------------------------------------

                    Total                            $       22,128       $       2,554      $       4,774     $       29,456

                    Cost of goods sold               $       19,722       $       1,339      $       4,399      $      25,460

                    Loss before taxes                $       (1,584)      $        (387)     $        (607)     $      (2,578)

                    Identifiable assets              $       24,636       $      12,518      $      10,067      $      47,221

                    Depreciation and                 $          424       $         410      $         512      $       1,346
                        amortization expense
                                                                          Six Months Ended April 30, 2001
                                                   -------------------------------------------------------------------------------
                                                         Trailer                             Butyl Rubber
                                                      Manufacturing       Coach Leasing       Reclaiming            Total
                                                   -------------------------------------------------------------------------------

                    Sales:
                      Domestic                       $        1,364       $       1,179      $       6,195     $        8,738
                      Foreign                                    --                  --                265                265
                                                   -------------------------------------------------------------------------------

                    Total                            $        1,364       $       1,179      $       6,460     $        9,003

                    Cost of goods sold               $        1,183       $         447      $       5,874      $       7,504

                    Loss before taxes                $         (309)      $        (531)     $        (107)     $        (947)

                    Identifiable assets              $        5,476       $      10,747      $      11,264      $      27,487

                    Depreciation and                 $          108       $         302      $         449      $         859
                        amortization expense

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


5.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the three months and six months ended April 30, 2002, allocated corporate expenses by segment were as follows:

                                       Three Months Ended  Six Months Ended
                                           April 30,           April 30,
                                              2002               2002
                                      ----------------------------------------

Trailer manufacturing                    $           476     $           694
Coach leasing                                         56                  81
Butyl rubber reclaiming                               95                 146
                                      ----------------------------------------

                                         $           627     $           921
                                      ========================================

Included in the above expenses are professional fees related to regulatory filings and historical audits and other related expenses which will be nonrecurring costs. Total nonrecurring costs for the three months and six months ended April 30, 2002 were approximately $400,000 and $600,000, respectively.

6.   RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates resulting in the following amounts for the periods ended (in thousands):

                                                                                     April 30,         October 31,
                                                                                       2002               2001
                                                                                 ------------------ ------------------

Balance sheet:
  Current assets:
    Accounts receivable, DC Investments                                            $          5       $         --
    Accounts receivable, Obsidian Capital Company (OCC)                                       4                217
    Accounts receivable, Obsidian Capital Partners (OCP)                                     10                 --
    Accounts receivable, stockholders                                                         9                 --
  Long-term portion:
    Investment banking fees, purchase accounting                                             --              1,960
                                                                                 ------------------ ------------------

Total assets                                                                       $         28       $      2,177
                                                                                 ================== ==================

  Current liabilities:
    Accounts payable, DC Investments                                               $         15       $         --
    Accounts payable, Obsidian Capital Company                                              263                625
    Accounts payable, Obsidian Capital Partners                                               5                 --
    Accounts payable, stockholders                                                          382                300
  Long-term portion:
    Accounts payable, DC Investments                                                        338                 --
    Accounts payable, Obsidian Capital Partners                                             860              2,170
                                                                                 ------------------ ------------------

Total liabilities                                                                  $      1,863       $      3,095



                                                                                 ================== ==================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.  RELATED PARTIES, CONTINUED

                                                   Three Months Ended                      Six Months Ended
                                          -------------------------------------- -------------------------------------
                                            April 30, 2002     April 30, 2001     April 30, 2002     April 30, 2001
                                          ------------------- ------------------ ------------------ ------------------

Income statement:
  Interest expense, DC Investments          $        104        $         --       $        104       $         --

                                          =================== ==================================== ==================
  Interest expense, Obsidian Capital        $         58        $         --       $         58       $         --
  Partners
                                          =================== ================== ================== ==================
  Rent expense, Obsidian Capital Company    $         10        $         --       $         25       $         --
                                          =================== ================== ================== ==================

Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms, or were collected or paid subsequent to April 30, 2002 or October 31, 2001, respectively. Amounts classified as long term represent amounts not currently due, amounts that are expected to be converted to equity subsequent to April 30, 2002 and October 31, 2001, respectively, or amounts converted to long-term debt subsequent to April 30, 2002.

The Company was obligated to the stockholders and certain employees (that were formerly stockholders of subsidiary companies) under note payable agreements acquired as part of the acquisitions. Also see Note 4 for details regarding related-party transactions converting debt to equity.

7.   COMMITMENTS AND CONTINGENCIES

The Company has a purchase commitment to purchase or lease three (3) coaches within 60 days of completion. The cost of these coaches will approximate $1.35 million. This transaction was initially expected to close in the second quarter of calendar 2002 and has been extended until financing for these coaches has been obtained.

On April 29, 2002, the Company received notice of a lawsuit filed by the subordinated lender of Champion seeking payment of a $1,250,000 note payable plus accrued interest from Champion or Obsidian Enterprises under a guarantee agreement. An answer of general denial on behalf of Champion has been filed with the court. In addition, a special appearance with respect to jurisdiction has been filed with the court on behalf of Obsidian Enterprises.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

8.   SUBSEQUENT EVENTS

On May 16, 2002, one of the production facilities of U.S. Rubber was damaged by a fire at an adjacent property. The primary production facility was not damaged, and the Company is able to produce and ship product although at a reduced rate. The Company is currently having discussions with its insurance carrier regarding potential claims for damaged equipment and facilities and business interruption. Total losses and any potential recovery are not currently known.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements included in or incorporated by reference into this Quarterly Report on Form 10-Q and the Company's other filings made with the Securities and Exchange Commission. These forward-looking statements are based on management's views and assumptions and involve risks, uncertainties and other important factors, some of which may be beyond the control of the Company, that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q. Readers should carefully review the risks described in this and other documents that the Company files from time to time with the Securities and Exchange Commission. The forward-looking statements speak only as of the date that they are made and the Company undertakes no obligation to update or revise any of the forward-looking statements.

OVERVIEW

The reverse merger transactions, completed in June and July 2001, have been treated for accounting purposes as an acquisition by U.S. Rubber. For this reason, the results for the six-month period April 30, 2001 represent only the financial results of U.S. Rubber for six months, Champion Trailer for four months, and the Pyramid Group for four months based on the January 1, 2001 acquisition date. Danzer Corporation and its wholly owned subsidiary, Danzer Industries, and United Expressline were acquired June 21, 2001 and July 31, 2001, respectively, and, accordingly, are not included in the results of operations for the three and six months ended April 30, 2001. Since the Company acquired a substantial portion of its operations on or after January 1, 2001 and was not previously a registrant, management's discussion and analysis does not include a comparison of 2001 operating results with the three-month and six-month periods ended April 30, 2000.

The financial condition at April 30, 2002 and the results of operations for the three and six months ended April 30, 2002, include the operations of Obsidian Enterprises, U.S. Rubber, Champion Trailer, Pyramid Coach, Obsidian Leasing, DW Leasing, United Expressline, and Danzer Industries.

RESULTS OF OPERATIONS

The Company's overall operating results and financial condition improved during the second quarter of 2002 compared to the first quarter of 2002 and can be characterized by revenue increases in each segment of its business, the shift to positive EBITDA in each business segment, reduced operating losses and positive stockholders' equity. These results are indicative of business seasonality in the trailer and related transportation equipment manufacturing and coach leasing segments, and increasing demand in the butyl rubber segment, as well as management's efforts to concentrate on generating revenue and earnings, managing cash, and steadily addressing the debt/equity structure while completing the integration of acquired subsidiaries (mostly nonaudited privately held entities) into an effective publicly traded operating company with consistent reporting systems. Management has no prior history in effecting such an integration of subsidiaries under a holding company, and its ability to successfully accomplish this task will have a substantial impact on long-term Company revenues and profits. During this quarter, the Company hired a new Chief Financial Officer to direct many of these functions including cash management, debt consolidation, more timely reporting, and development of personnel incentive programs, and to help integrate the acquired subsidiaries into an effective operating company.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

The Company operates in three industry segments, comprised of trailer and related transportation equipment manufacturing, butyl rubber reclaiming, and coach leasing. Trailer and related transportation equipment manufacturing includes the operations of United, Danzer Industries, and Champion. Butyl rubber reclaiming includes the operations of U.S. Rubber and coach leasing includes the operations of Pyramid, DW Leasing, and Obsidian Leasing.

The following is a discussion of the major elements impacting the Company's operating results by segment for the three-month and six-month periods ended April 30, 2002 compared to the three-month and six-month periods ended April 30, 2001. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated (in thousands):


                                        Three Months Ended                      Six Months Ended
                        ------------------------------------------ ------------------------------------------
                           April 30, 2002       April 30, 2001        April 30, 2002       April 30, 2001
                        --------------------- -------------------- --------------------- --------------------

Net Sales                   $     12,878          $      1,246         $     22,128          $      1,364
Cost of Sales                     11,315                 1,100               19,722                 1,183
                        --------------------- -------------------- --------------------- --------------------

Gross Profit                $      1,563          $        146         $      2,406          $        181
                        ===================== ==================== ===================== ====================

Gross Profit %                    12.1%                 11.7%                10.9%                 13.3%

Three Months Ended April 30, 2002 Compared to The Three Months Ended April 30, 2001 And Six Months Ended April 30, 2002 Compared to The Six Months Ended April 30, 2001

Operating results between these periods are not comparable due to the acquisition of Danzer and United in June and July of 2001, respectively, and the acquisition of Champion in January 2001. During the three months and six months ended April 30, 2002, this segment has seen increasing sales in cargo trailers, primarily in the three months ended April 30, 2002, due to additional demand driven by marketing efforts, as well as the seasonal nature of the product. These increases have been partially offset by a continued reduction in the demand for truck bodies and slow sales volume in the transport specialty trailer product line.

The primary reason for truck body sales at levels below historic amounts is the continued depressed condition of the telecommunications industry that historically purchased a significant volume of this product line. Management anticipates that the overall general economic conditions and the economic state of the telecommunications industry will continue to adversely impact sales of truck bodies during 2002. Management is investigating the possibility of integrating the production of cargo trailers into its truck body production facility as a means to increase production capacity of the cargo trailer product and absorb excess capacity at this facility.

Gross profit for the three months and six months ended April 30, 2002 was impacted negatively due to reduced volume in the truck body and specialty transport trailer lines partially offset by reductions in personnel at these facilities and increased volume in the cargo trailer product line.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated (in thousands):

                                Three Months Ended                      Six Months Ended
                        ------------------------------------------ ------------------------------------------
                           April 30, 2002       April 30, 2001        April 30, 2002       April 30, 2001
                        --------------------- -------------------- --------------------- --------------------

Net Sales                   $     2,584           $     3,114          $     4,774           $     6,460
Cost of Sales                     2,353                 2,745                4,399                 5,874
                        --------------------- -------------------- --------------------- --------------------

Gross Profit                $       231           $       369          $       375           $       586
                        ===================== ==================== ===================== ====================

Gross Profit %                    8.9%                 11.9%                 7.9%                  9.1%

                 Three Months Ended April 30, 2002 Compared to
                     The Three Months Ended April 30, 2001

Net sales in this segment for the three months ended April 30, 2002 as compared to the comparable three-month period ended April 30, 2001 decreased 17.0% in the amount of $530. While a negative trend, sales did improve over the first fiscal quarter 2002 as demand has begun to increase. The reduction in sales is due primarily to reduced sales to tire manufacturers and pipeline mastic manufacturers.

The Company's tire manufacturing customers built up large inventories during the widespread tire recalls in 2001 in anticipation of huge demand under such recalls. The number of tire orders submitted by consumers to be replaced was substantially lower than anticipated, and as a result, tire manufacturer orders were lower than the previous year, producing a substantial decrease in reclaimed butyl demand. The Company has seen an increase in sales beginning in January 2002 which may indicate a return to historic inventory levels at its tire manufacturer customers, but does not anticipate a return to historic levels of demand for reclaimed butyl rubber by tire manufacturers prior to the fourth fiscal quarter of 2002.

The demand for pipeline mastic wraps produced with reclaimed butyl rubber supplied by the Company also fell dramatically beginning in October 2001 as a result of the decline in the price of crude oil in late 2001 which caused a decline in new oil exploration. If the price of crude oil begins to climb again, the Company believes the demand for those uses will also return to historic levels.

Gross profit percentage fell from 11.9% in the three months ended April 30, 2001 to 8.9% for the three months ended April 30, 2002 as a result of the decreased volume. The reduction was partially offset by the refurbishment of the 12" extruder, a primary piece of operating equipment, and the use of butyl rubber pad scrap in the production process that have reduced operating costs.

                  Six Months Ended April 30, 2002 Compared to
                      The Six Months Ended April 30, 2001

Net sales in this segment for the six months ended April 30, 2002 as compared to the comparable six-month period ended April 30, 2001 decreased 26.1% in the amount of $1,686. The reduction in sales is due primarily to reduced sales to tire manufacturers and pipeline mastic manufacturers as described above.

Gross profit percentage for the six months ended April 30, 2002 was 7.9% compared to 9.1% for the six months ended April 30, 2001 as a result of the decreased volume. Gross profit in the six months ended April 30, 2001 was also below historical levels as the result of an inventory obsolescence charge recorded in December 2001. The reduction in gross profit for 2002 was partially offset by the refurbishment of the 12" extruder, a primary piece of operating equipment, and the use of butyl rubber pad scrap in the production process that have reduced operating costs.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


Management believes that the use of butyl rubber pad scrap will help control the cost of raw materials during the remainder of 2002 and the Company is also exploring the ability to raise prices in late 2002.

On March 7, 2002, the Company completed a series of transactions with U.S. Rubber, SerVaas, the former owner of U.S. Rubber, and DC Investments whereby certain existing debt of U.S. Rubber was acquired from SerVaas. DC Investments acquired the SerVaas interest in the debt agreement with a remaining balance of $730,000, plus accrued interest of $123,000, for $700,000. U.S. Rubber then acquired the debt agreement from DC Investments in exchange for a new $700,000 note payable to DC Investments. The note requires monthly interest payments at 15% per annum with the principal payable March 2007. The note is subordinate to debt outstanding with the senior lender of U.S. Rubber.

The Company also acquired the SerVaas interest in the U.S. Rubber $1,750,000 subordinated note payable, plus accrued interest of $255,000, in exchange for $700,000 and 30,000 shares of Series C convertible preferred stock. The cash portion of the transaction was from the proceeds of a $700,000 loan to the Company by DC Investments. The loan requires monthly interest payments at 15% per annum with the principal payable March 2007.

No gain or loss was recognized in the transactions due to involvement of related parties. The transaction resulted in an increase in equity of the Company of $1,463,548 and an net annual interest savings of approximately $145,000.

COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated (in thousands):

                                     Three Months Ended                         Six Months Ended
                        ------------------------------------------ ------------------------------------------
                           April 30, 2002       April 30, 2001        April 30, 2002       April 30, 2001
                        --------------------- -------------------- --------------------- --------------------

Net Sales                  $      1,511          $        900         $      2,554          $      1,179
Cost of Sales                       766                   358                1,339                   447
                        --------------------- -------------------- --------------------- --------------------

Gross Profit               $        745          $        542         $      1,215          $        732
                        ===================== ==================== ===================== ====================

Gross Profit %                   49.3%                 60.2%                47.5%                 62.1%

                 Three Months Ended April 30, 2002 Compared to
                     The Three Months Ended April 30, 2001

Sales for the three months ended April 30, 2002 increased 67.9% in the amount of $611 over the comparable three-month period ended April 30, 2001. The increase in sales is attributable to an increase in the size of the coach fleet, additional revenue from the increased use of employer coach drivers versus independent contractors paid directly by the customer and due to increased utilization of the fleet in 2002. Management believes the increased utilization is a result of its marketing efforts to rock and roll, pop, touring Broadway shows and corporate customers. These customers are in addition to the traditional country and western performers who have historically been this segment's primary customer base. In addition, this business is seasonal in nature and historically is stronger in the spring, summer and fall months.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


Gross profit for this segment was 49.3% for the three months ended April 30, 2002 compared to 60.2% for the comparable three-month period ended April 30, 2001. The reduction is attributable to several factors. During the three-month period ended April 30, 2002, additional coaches have been leased from unrelated third parties to meet current demand. The additional lease cost has been recorded as a component of cost of sales and represents an increase of approximately 5% as a percentage of sales. This segment had no lease cost for outside coaches in the comparable period of 2001. In addition, additional drivers have been added as employees during 2002 adding approximately 7% as a percentage of sales to the costs of direct wages and benefits for the quarter. In the three month period ended April 30, 2001, a larger percentage of coach drivers were independent contractors paid directly by the customer.

                  Six Months Ended April 30, 2002 Compared to
                      The Six Months Ended April 30, 2001

Results for the six months ended April 30, 2002 are not comparable to the six-month period ended April 30, 2001, as this segment was acquired as of January 1, 2001 and, therefore, includes only four months of operations for the period ended April 30, 2001. Gross profit percentage is also not comparable for the reasons stated above and also 2001 does not include the months of November and December that are historically a slow period for this segment.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

Selling, general and administrative expenses are higher for the three months ended April 30, 2002 versus the three-month period ended April 30, 2001 due to the operations added in 2002, as previously discussed.

In addition, selling, general and administrative expenses are higher for the three month period ended April 30, 2002 than would be expected on an ongoing basis. This is due primarily to increased administrative costs that were necessary to continue the process of creating better subsidiary reporting, the use of outside professionals for services in assisting in post acquisition activities, the cost to obtain prior year audits to meet regulatory filing requirements, and the cost of providing accounting and related services to management, that will normally be performed by Company personnel on a going forward basis. As a part of the postacquisition process, OCP has agreed to provide capital to fund certain of the administrative expenses and convert the amount to equity prior to the end of this fiscal year. As of April 30, 2002, OCP has provided funding of approximately $860,000 of such expenses. Management anticipates this amount will be converted to equity during the third fiscal quarter of 2002 in exchange for issuance of Series C convertible preferred stock. In addition, under the terms of the agreement with OCP, the Company anticipates receiving an additional amount of approximately $440,000 during the third fiscal quarter of 2002. This will also be converted to equity in exchange for Series C convertible preferred stock.

INTEREST EXPENSE

The Company's interest expense remains a high percentage when calculated as a percentage of net sales, as all acquisitions were made on a highly leveraged basis. For the three-month period ended April 30, 2002, the percentage of interest expense to net sales of 5.7% was comparable to the 5.7% for the Pro Forma period ended April 30, 2001. This percentage is indicative of the efforts made to improve the debt/equity structure of the Company.

INCOME TAX PROVISION

The income tax benefit for the six-month period ended April 30, 2002 increased by $142,000 as compared to the six-month period ended April 30, 2001. The income tax benefit is created primarily through operating loss carryforwards recognized in the quarter to the extent they are available to offset the Company's net deferred tax liability. Quarterly tax benefits are based on the estimated effective tax rate for the full year.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

Each of the subsidiaries of the Company have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. The principal balances of some of these loans reflect the fact that OCP, from whom four of the five subsidiaries were purchased, entered into highly leveraged acquisitions of Champion, U.S. Rubber, Pyramid, and United.

This high level of debt has created liquidity issues for the Company and the stringent financial covenants that are common for this type of debt increase the probability that the Company's subsidiaries may from time to time be in technical default under these loans. These risks are mitigated, in part, for the Company's United and U.S. Rubber subsidiaries by the right described below under "Guarantees of OCP." They are also mitigated by the actions taken with Champion, U.S. Rubber and the refinancing efforts underway with U.S. Rubber and Pyramid.

The Company and certain of its subsidiaries have violated certain requirements and covenants in their debt agreements relating to maintenance of certain minimum ratios and levels of earnings to funded debt and fixed charge coverage rate. Management has brought these violations to the attention of its lenders and, except for the Champion subordinated debt, Danzer Line of Credit and Term Note and one DW Leasing note agreement, the lenders have waived these violations as described below under "Financial Covenant Waivers."

The Company's working capital position (current assets over current liabilities) was negative at April 30, 2002 by $9,567,000 in part because approximately 41% of the Company's debt is classified as a current liability.

The Company has been addressing these liquidity and working capital issues in a number of ways. Management anticipates that the following steps started in early 2002 and currently in process will improve the Company's working capital, strengthen its equity and place the Company in a position to successfully address its liquidity issues. These steps include:

o The transactions described below under "Partners Equity Transactions" which converts approximately $2,689,000 of long-term liabilities to equity. Of this amount, $1,289,000 was converted to Series C convertible preferred stock during the second fiscal quarter of 2002.

o The actions taken with respect to Champion described below under "Champion Transaction" which would improve the Company's overall equity and working capital position.

o The transactions described below under "Refinancing Activities" which management anticipates will reduce the Company's interest costs and decrease the proportion of debt which has been reclassified as a current liability.

While there can be no assurance that these transactions will continue to occur as projected, the transactions that have taken place are consistent with the plans delineated in previously issued reports. It should be noted that even if these transactions do occur, there can be no assurance that they will sufficiently address the Company's liquidity issues. Management will continue to address the liquidity concerns as well as consider any additional actions if the contemplated transactions either do not occur or are insufficient.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


FINANCIAL COVENANT WAIVERS

The Company has reached agreements with certain of its lenders to waive financial covenant defaults under the following loans:

o Management has completed discussions with Bank One in respect of the violations by U.S. Rubber of the negative covenants of (i) fixed charge coverage ratio and (ii) funded debt to EBITDA ratio. Management has received a waiver of these violations and an amendment of the Credit Agreement which extends it through November 1, 2002 when the entire debt is due. The Company is currently pursuing refinancing of this debt.

o Pyramid is a guarantor of DW Leasing's debt to Regions Bank, Nashville, Tennessee. DW Leasing and Pyramid have been in violation of the Funded Debt to EBITDA ratio in the Regions Bank Credit Facility since the inception of the loan. This is due to the fact that DW Leasing acquired eight additional new luxury coaches, in highly leveraged transactions. At the time of the Acquisition, Regions Bank granted a waiver of this violation. To date, the covenant has not been rewritten. Regions Bank has waived the violation as of October 31, 2001. However, since the Company continues to be in violation of this covenant, $600,000 of long-term debt due Regions Bank has been reclassified as a current liability.

o The Company was in violation of three negative covenants with Renaissance US Growth & Income Trust PLC and FBSUS Special Opportunities Trust PLC, the holders of debentures that completed the financing of United. The Company has received a waiver of these violations through November 1, 2002.

o Danzer Industries was notified by letter dated May 28, 2002 that it was in technical default of its revolving note and term note due to nonreceipt of certain documentation and noncompliance with the debt service ratio. The Company is endeavoring to provide the appropriate documentation and resolve the compliance requirement. In addition, the Company's line of credit with an outstanding balance of $725,000 expired March 31, 2002. The line of credit has been extended based on a verbal agreement with the bank while the covenant violations are addressed. As of April 30, 2002, $883,000 of long-term debt related to these obligations has been reclassified as a current liability due to these violations.

o Champion remains in default of its subordinated debt agreement in the amount of $1,250,000, which has been classified as a current liability due to the default. On April 29, 2002, the Company received notice of a lawsuit filed by the subordinated lender seeking payment of the $1,250,000 note payable plus accrued interest from Champion or Obsidian Enterprises under a guarantee agreement. An answer of general denial on behalf of Champion has been filed with the court. In addition, a special appearance with respect to jurisdiction has been filed with the court on behalf of Obsidian Enterprises. DC Investments, in a nonrecourse assignment, has purchased the outstanding senior debt from Bank One on March 20, 2002. (See Champion Transactions below.)

FUNDS AVAILABILITY

On a consolidated basis, as of April 30, 2002, the Company had approximately $267,000 of cash and cash equivalents. Danzer Industries, U.S. Rubber and United each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At April 30, 2002, Danzer Industries, U.S. Rubber, and United had additional current availability of $233,000, $140,000, and $560,000, respectively. Maximum additional amounts available under these credit lines if supported by their individual borrowing base are approximately $42,000, $817,000, and $177,000 for Danzer Industries, U.S. Rubber, and United, respectively.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


The Company generated net cash flow of $18,000 from operations during the quarter ended April 30, 2002. While cash flow generated from operations remains negative for the six months ended April 30, 2002, the Company expects operating cash flow to be positive during the last half of the fiscal year.

REFINANCING ACTIVITIES

Management is in the process of refinancing certain of the currently outstanding debt:

o Negotiations have been ongoing with a new lender to refinance the primary lender of U.S. Rubber at more favorable terms than the current terms. Management anticipates the refinancing will be concluded during the third fiscal quarter.

o The Company expects in the ordinary course of business to obtain an extension or annual renewal of the term note on the United revolving line of credit with First Indiana Bank.

o The Company is undertaking to refinance the coaches transferred from DW Leasing to Obsidian Leasing with DC Investments and its various existing lenders. Management anticipates that this will be concluded during the fourth fiscal quarter.

PARTNERS EQUITY TRANSACTIONS

OCP, the major shareholder of the Company, is required under the Plan of Reorganization to fund through the purchase of additional preferred stock certain ongoing administrative expenses of the Company to complete the Plan of Reorganization, complete all required current and prior year audits to meet the regulatory filing requirements, and ensure all annual and quarterly SEC filings are completed to enable the registration of the preferred stock issued to OCP. Such amounts expended through April 30, 2002 approximated $1,300,000. As of April 30, 2002, OCP has advanced approximately $860,000 to the Company for these expenses. Management anticipates receiving an additional amount of approximately $440,000 during the third fiscal quarter of 2002. Upon receipt, the Company and OCP plan to convert these amounts to equity in exchange for issuance to OCP of Series C convertible preferred stock.

OCP converted $1,289,000 of notes payable and accrued interest from OCP to the Company to 402,906 shares of Series C convertible preferred stock of the Company.

GUARANTEES OF OCP

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

CHAMPION TRANSACTIONS

The Board of Directors has authorized the Chairman of the Board of the Company to explore various options to divest Champion Trailer or, at a minimum, restructure this component of the business. As a result, DC Investments negotiated the purchase of the loans of Bank One to Champion.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


Champion is also indebted to Markpoint Equity Fund IV under a subordinated credit facility in the amount of $1,250,000. Champion has been in violation of the funded debt to EBITDA negative covenant of the Markpoint Credit Agreement since the inception of the loan. Management brought this violation to Markpoint's attention prior to the close of the Acquisition and has obtained a waiver of the violation each quarter through January 31, 2002. Markpoint has informed Champion that it would not grant waiver of this violation in the future. The Markpoint debt has been classified as a current liability due to this violation. Subsequent to DC Investments purchasing the Bank One debt in a nonrecourse assignment, Markpoint filed a lawsuit in Texas state court seeking payment in full for their subordinated debt.

CASH FLOWS (EBITDA)

A summary of our contractual cash obligations for the fiscal years ending 2002 through 2005 and 2006 and thereafter at April 30, 2002 is as follows:

                                                                                                           2006 and
Contractual Obligations                    Total         2002         2003         2004         2005      Thereafter
                                        ------------ ------------- ------------ ------------ ------------ ------------

Long-term debt, with covenant
 violations and classified as current    $2,733,000   $2,733,000    $       --   $       --   $       --   $       --
Long-term debt, and all debt service
 interest payments                       37,932,000    5,351,000     6,433,000    3,783,000    8,599,000   13,766,000
Operating leases                          1,854,000      727,000       980,000       67,000       32,000       48,000
Purchase agreement for equipment          1,350,000    1,350,000            --           --           --           --
                                        ------------ ------------- ------------ ------------ ------------ ------------

Total contractual cash obligations       $43,869,000  $10,161,000   $7,413,000   $3,850,000   $8,631,000   $13,814,000
                                        ============ ============= ============ ============ ============ ============

Cash flow and liquidity are discussed further below, and the footnotes to our financial statements discuss cash flow, liquidity and the current classification of debt due to loan covenant violations.

We also have a commercial commitment as described below:

 Other Commercial Commitment      Total Amount Committed      Outstanding at April 30,        Date of Expiration
                                                                        2002
------------------------------- ---------------------------- ---------------------------- ----------------------------

Line of credit                                1,000,000                      725,000      March 31, 2002*
Line of credit                                3,500,000                    2,763,000      July 1, 2002
Line of credit                                3,000,000                    2,043,000      November 1, 2002
*extended by verbal agreement

The Company's net cash used in operations for the six months ended April 30, 2002 was $322,000. This is comprised of a net loss of $2,423,000, decrease in other liabilities of $95,000, and increases in accounts receivable of $659,000, offset by noncash depreciation and amortization of $1,346,000, decreases in inventories of $292,000, decreases in prepaid expenses and other assets of $341,000, increases in accrued expenses and customer deposits of $183,000, and increases in accounts payable of $693,000.

Net cash flow provided from financing activities for the six months ended April 30, 2002 was $454,000. This is comprised of borrowings of long-term debt and net borrowings of short-term debt of $401,000 and borrowings from related parties of $1,329,000, offset by principal repayments of long-term debt of $1,276,000.

Cash flow was used in investing activities for the six months ended April 30, 2002 of $394,000. This is comprised primarily of purchases of property and equipment.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


The total decrease in cash is summarized as follows:

                                                   Six Months Ended
                                         --------------------------------------
                                             April 30,          April 30,
                                               2002                2001
                                         ------------------ -------------------

Net cash used in operations                $          (322)   $           405
Net cash used in investing activities                 (394)            (6,100)
Net cash provided by financing
 activities                                            454              5,361
                                         ------------------ -------------------

Decrease in cash and cash equivalents      $          (262)   $          (334)
                                         ================== ===================

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

                                                                 Three Months Ended April 30, 2002
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                                                             Net
                                                            Interest      Income       Depreciation         Income
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
equipment manufacturing                         $       9    $    433    $    57          $     227       $    (708)

Butyl rubber reclaiming                               150         152        (57)               253            (198)

Coach leasing                                         522         377         --                165             (20)
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $     681    $    962    $    --          $     645       $    (926)
                                              ============ ============ =========== ==================== =============


                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



                                                                 Three Months Ended April 30, 2001
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                                                             Net
                                                            Interest      Income       Depreciation         Income
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
 equipment manufacturing                        $       1    $     94    $    --          $      79       $    (172)

Butyl rubber reclaiming                               427         203         (1)               267             (42)

Coach leasing                                         236         374         --                227            (365)
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $     664    $    671    $    (1)         $     573       $    (579)
                                              ============ ============ =========== ==================== =============

                                                                  Six Months Ended April 30, 2002
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                                                             Net
                                                            Interest      Income       Depreciation         Income
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
equipment manufacturing                         $    (367)   $    793    $    11          $     424       $  (1,595)

Butyl rubber reclaiming                               233         328       (166)               512            (441)

Coach leasing                                         757         734         --                410            (387)
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $     623    $  1,855    $  (155)         $   1,346       $  (2,423)
                                              ============ ============ =========== ==================== =============

                                                                  Six Months Ended April 30, 2001
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                                                             Net
                                                            Interest      Income       Depreciation         Income
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
equipment manufacturing                         $     (72)   $    129    $    --          $     108       $    (309)

Butyl rubber reclaiming                               619         277        (13)               449             (94)

Coach leasing                                         253         482         --                302            (531)
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $     800    $    888    $   (13)         $     859       $    (934)
                                              ============ ============ =========== ==================== =============


                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. Amounts allocated by segment are as follows:

                                       Three Months Ended  Six Months Ended
                                           April 30,           April 30,
                                              2002               2002
                                      ----------------------------------------

Trailer manufacturing                    $           476     $           694
Butyl rubber reclaiming                               95                 146
Coach leasing                                         56                  81
                                      ----------------------------------------

Total                                    $           627     $           921
                                      ========================================

EBITDA by segment, exclusive of the allocation of the above selling, general and administrative expenses, is as follows:

                                       Three Months Ended  Six Months Ended
                                           April 30,           April 30,
                                              2002               2002
                                      ----------------------------------------

Trailer manufacturing                    $           485     $           327
Butyl rubber reclaiming                              245                 379
Coach leasing                                        578                 838
                                      ----------------------------------------

Total                                    $         1,308     $         1,544
                                      ========================================

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $70,000 should be adequate for any exposure to loss in our April 30, 2002 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $566,000 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. We have identified items that are impaired and the operating results for the ten-month period ended October 31, 2001 included a goodwill impairment charge of $2,305,000. There are no impairment charges in the six-month period ended April 30, 2002.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to interest rate changes. See the discussion of market risk in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2, which discussion is incorporated by reference herein.

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

On April 29, 2002, Markpoint Equity Fund J.V. ("Markpoint"), a Texas joint venture for which The Markpoint Company serves as Managing Venturer, filed an action in the Texas District Court, Dallas County seeking payment of $1,250,000 owed by Champion under the subordinated credit facility described above in Management's Discussion and Analysis of Financial Condition and Results of Operation under the caption "Champion Transactions."

Item 2.  Changes in Securities and Use of Proceeds.

On March 7, 2002, the Company issued 30,000 shares of the Company's Series C convertible preferred stock and paid $700,000 to SerVaas, the former owner of U.S. Rubber, to obtain the SerVaas interest in a U.S. Rubber $1,750,000 subordinated note. This transaction is described in more detail above in Note 4 to the Condensed Consolidated Financial Statements under the caption "U.S. Rubber," which description is incorporated herein by reference.

On April 30, 2002, the Company issued 402,906 shares of Series C convertible preferred stock to OCP in the conversion of $1,289,299 of debt owed to OCP and issued 186,324 shares of Series C convertible preferred stock to Fair Holdings, Inc. ("Fair") in conversion of $596,236 of debt owed to Fair. These transactions are described in more detail above in Note 4 to the Notes to Condensed Consolidated Financial Statements under the caption "Obsidian Enterprises," which description is incorporated herein by reference.

Each share of Series C convertible preferred stock is convertible into twenty shares of the Company's common stock. All of the issuances described above were made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

As described above in Management's Discussion and Analysis of Financial Condition and Results of Operation under the caption "Champion Transactions," Champion has been in violation of the funded debt-to-EBITDA negative covenant in a $1,250,000 subordinated credit facility with Markpoint. Markpoint has filed a lawsuit seeking payment in full of the debt in the suit described above in Item 1 of this Part II.

Item 4.  Submission of Matters to a Vote of Security Holders.
None
Item 5.  Other Information.
None
Item 6.  Exhibits and Reports on Form 8-K.
None
A.       Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are identified in the Exhibit Index, which Exhibit Index specifically identifies those exhibits that describe or evidence all management contracts and compensating plans or arrangements required to be filed as exhibits to this Report. Such Exhibit Index is incorporated herein by reference.
B.       Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OBSIDIAN ENTERPRISES, INC.

June 14, 2002                    By: /S/Timothy S. Durham
--------------------------          -------------------------------------
Date                                Timothy S. Durham, Chairman and
                                    Chief Executive Officer

June 14, 2002                    By: /s/ Barry S. Baer
--------------------------          -------------------------------------
Date                                Barry S. Baer, Executive Vice President/
                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.         Description


   10.1             Assignment  and  Assumption   Agreement   between   Champion
                    Trailer, Inc. and DW Leasing, LLC dated February 19, 2002

   10.2 Assignment and Assumption Agreement between DW Leasing, LLC and Fair Holdings, Inc. dated February 20, 2002

   10.3 Agreement to Purchase Subordinated Secured Promissory Note and Supply and Consignment Agreement among SerVaas, Inc., the Beurt SerVaas Revocable Trust, U.S. Rubber Reclaiming, Inc., Obsidian Enterprises, Inc. and DC Investments, LLC dated February 26, 2002

   10.4             Promissory  Note  of  Obsidian   Enterprises,   Inc.  to  DC
                    Investments, LLC in the principal amount of $700,000 due March 1, 2007

   10.5 Promissory Note of Obsidian Enterprises, Inc. in favor of Fair Holdings, Inc. in the principal amount of $570,000 due February 1, 2007

   10.6 Subscription Agreement of Fair Holdings, Inc. for 186,324 shares of Series C Convertible Preferred Stock.

   10.7                 Subscription Agreement of Obsidian Capital Partners, LP
                    for 402,906 shares of Series C Convertible Preferred Stock .