Form 10-Q
period 2002-07-31
OBSIDIAN ENTERPRISES INC
filed 2002-09-13
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended July 31, 2002

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

          Common Stock                                Outstanding at
          $.0001 par value                            July 31, 2002
                                                      36,007,855 shares

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION:

     Item 1 - Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets -
              July 31, 2002 and October 31, 2001                              3

              Condensed Consolidated Statements of Operations
              Three Months and Nine Months Ended July 31, 2002 and 2001       5

              Condensed Consolidated Statement of
              Changes of Stockholders' Equity                                 7

              Condensed Consolidated Statements of Cash Flows
                Nine Months Ended July 31, 2002 and 2001                      8

              Notes to Condensed Consolidated Financial Statements           10

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      23

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk     36

PART II - OTHER INFORMATION:

     Item 1 - Legal Proceedings                                              36

     Item 2 - Changes in Securities and Use of Proceeds                      36

     Item 3 - Defaults Upon Senior Securities                                36

     Item 4 - Submission of Matters to a Vote of Security Holders            36

     Item 5 - Other Information                                              36

     Item 6 - Exhibits and Reports on Form 8-K                               36

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                                     July 31,        October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------

Assets

Current assets:
    Cash and cash equivalents                                                      $          456   $          529
    Marketable securities                                                                     143              223
    Accounts receivable, net of allowance for doubtful accounts
      of $66 for 2002 and $90 for 2001                                                      4,954            3,744
    Accounts receivable, related parties                                                       24              217
    Inventories, net                                                                        6,466            6,694
    Prepaid expenses and other assets                                                         814            1,275
                                                                                 ----------------------------------

Total current assets                                                                       12,857           12,682

Property, plant and equipment, net                                                         23,055           24,232

Other assets:
    Goodwill, net                                                                           7,154            9,210
    Other intangible assets, net of accumulated amortization of $555 for
      2002 and $270 for 2001                                                                1,863            2,147
    Other                                                                                     372              579
                                                                                 ----------------------------------

                                                                                   $       45,301   $       48,850
                                                                                 ==================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHETTS
                                 (in thousands)
                                  (unaudited)


                                                                                     July 31,       October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                              $       11,606   $        9,233
    Accounts payable, trade                                                                 3,337            3,620
    Accounts payable, related parties                                                         647              925
    Accrued expenses and customer deposits                                                  2,496            2,388
                                                                                 ----------------------------------

Total current liabilities                                                                  18,086           16,166

Accounts payable, related parties                                                           1,662            2,170

Long-term debt, related parties                                                             3,940                -

Long-term debt, net of current portion                                                     20,571           27,546

Deferred income tax liabilities                                                               875            1,672

Commitments and contingencies                                                                   -                -

Stockholders' equity:
    Common stock, par value $.0001 per share; 40,000,000 shares authorized,
     36,007,855 shares outstanding                                                              3                3
    Preferred stock, 5,000,000 shares authorized; Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized, 4,358,399 and
     3,739,169 shares issued and outstanding for 2002 and 2001, respectively,
     400,000 shares of undesignated preferred stock authorized                                  4                4
    Additional paid-in capital                                                              8,960            5,612
    Accumulated other comprehensive income (loss)                                             (43)              37
    Accumulated deficit                                                                    (8,757)          (4,360)
                                                                                 ----------------------------------

Total stockholders' equity                                                                    167            1,296
                                                                                 ----------------------------------

                                                                                   $       45,301   $       48,850
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)
                                   (unaudited)

                                                     Three Months Ended                   Nine Months Ended
                                            --------------------------------------------------------------------------
                                              July 31, 2002     July 31, 2001      July 31, 2002      July 31, 2001
                                            --------------------------------------------------------------------------

Net sales                                     $       15,475    $        6,040     $       44,931     $       15,043

Cost of sales                                         12,759             4,768             38,219             12,272
                                            --------------------------------------------------------------------------

Gross profit                                           2,716             1,272              6,712              2,771

Selling, general and administrative
 expenses                                              2,026             1,258              6,720              2,749
Insurance recovery                                      (325)                -               (325)                 -
                                            --------------------------------------------------------------------------

Income  from operations                                1,015                14                316                 22

Other income (expense):
  Interest expense, net                                 (867)             (690)            (2,713)            (1,578)
  Other income (expense)                                   1                11                (32)               (56)
                                            --------------------------------------------------------------------------

Income (loss) before income taxes                        149              (665)            (2,429)            (1,612)

Income tax benefit                                         -                52                155                 65
                                            --------------------------------------------------------------------------

Net income (loss) before cumulative effect
 of change in accounting principle                       149              (613)            (2,274)            (1,547)

Cumulative effect of change in accounting
 principle                                                 -                 -             (2,015)                 -
                                            --------------------------------------------------------------------------

Net income (loss)                             $          149    $         (613)    $       (4,289)    $       (1,547)
                                            ==========================================================================

Net income (loss) per share before cumulative effect of change in accounting principle:
  Basic                                       $          .00    $         (.01)    $         (.02)    $         (.03)
                                            ==========================================================================
  Diluted                                     $          .00    $         (.01)    $         (.02)    $         (.03)
                                            ==========================================================================

Cumulative effect of change in accounting principle:
  Basic                                       $          .00    $          .00     $         (.02)    $          .00
                                            ==========================================================================
  Diluted                                     $          .00    $          .00     $         (.02)    $          .00
                                            ==========================================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)
                                  (unaudited)


Net income (loss) per share:
  Basic                                       $          .00    $         (.01)    $         (.04)    $         (.03)
                                            ==========================================================================
  Diluted                                     $          .00    $         (.01)    $         (.04)    $         (.03)
                                            ==========================================================================

Weighted average common and
common equivalent shares outstanding:
  Basic                                          123,175,835        58,352,332        115,119,114         48,731,374
                                            ==========================================================================
  Diluted                                        129,251,572        58,352,332        115,119,114         48,731,374
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)


                                                                                        Accumulated
                             Comprehensive Common Stock     Preferred Stock  Additional   Other
                             ----------------------------------------------  Paid-in    Comprehensive     Accumulated
                                Loss      Shares    Amount  Shares  Amount   Capital   Income (Loss)       Deficit       Total
                             ------------------------------------------------------------------------------------------------------

Balance at October 31, 2001     $    -   36,007,855  $3  3,739,169  $4       $5,612      $ 37        $  (4,360)    $   1,296

Distributions to
members of DW Leasing, LLC           -            -   -          -   -            -         -             (108)         (108)

Unrealized loss on
available-for-sale marketable
securities                         (80)           -   -          -   -            -       (80)               -           (80)

Conversion of debt to
preferred stock and
additional paid-in capital                        -   -    619,230   -        3,348         -                -         3,348

Net loss                        (4,289)           -   -          -   -            -         -           (4,289)       (4,289)
                                ---------------------------------------------------------------------------------------------------

Total comprehensive loss       $(4,369)
                                =========

Balance at July 31, 2002                 36,007,855  $3  4,358,399  $4       $8,960   $   (43)        $ (8,757)    $     167
                                         ==========================================================================================



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                 -------------------------------
                                                                                  July 31, 2002  July 31, 2001
                                                                                 -------------------------------

Cash flow from operating activities:
  Net loss                                                                         $    (4,289)    $    (1,547)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                          2,018           1,469
  Goodwill impairment loss                                                               2,015               -
  Other                                                                                   (466)            250
  Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable, net                                                            (1,209)            135
    Inventories, net                                                                       227           1,001
    Other, net                                                                             840            (902)
                                                                                 -------------------------------

Net cash provided by (used in) operating activities                                       (864)            406
                                                                                 -------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                    (577)           (863)
  Payments to acquire U.S. Rubber                                                            -          (5,528)
  Other                                                                                     16               9
                                                                                 -------------------------------

Net cash used in investing activities                                                     (561)         (6,382)
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

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                       Nine Months Ended
                                                                                 -------------------------------
                                                                                  July 31, 2002  July 31, 2001
                                                                                 -------------------------------

Cash flows from financing activities:
  Borrowings from and distributions to related parties, net                        $     1,778     $     1,044
  Net borrowings on lines of credit                                                      1,102             408
  Borrowings (repayments) on long-term debt                                             (1,528)          3,413
  Debt issuance cost                                                                         -             (76)
  Proceeds from issuance of U.S. Rubber common stock                                         -             880
                                                                                 -------------------------------

Net cash provided by financing activities                                                1,352           5,669
                                                                                 -------------------------------

Decrease in cash and cash equivalents                                                      (73)           (307)

Cash and cash equivalents, beginning of period                                             529             340
                                                                                 -------------------------------

Cash and cash equivalents, end of period                                           $       456     $        33
                                                                                 ===============================

Interest paid                                                                      $     2,389     $     1,578
                                                                                 ===============================

Taxes paid (refunded)                                                              $         -     $      (163)
                                                                                 ===============================

Supplemental disclosure of noncash operating, investing and financing activities:
  Conversion of debt to preferred stock and additional paid-in capital             $     3,348     $         -
  Conversion of accounts payable, related parties to debt                          $     1,295     $         -
  Purchase price adjustment and conversion of accounts payable to debt for
   United                                                                          $       294     $         -
  Advances to construct coaches and equipment acquired by issuance of debt         $         -     $       292
  Seller notes issued in acquisition of U.S. Rubber                                $         -     $     2,573






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

Pursuant to the Plan of Acquisition and Reorganization, United Expressline, Inc. was acquired July 31, 2001.

The accompanying financial data as of July 31, 2002 and for the three and nine months ended July 31, 2002 and 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended October 31, 2001. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of July 31, 2002, results of operations for the three and nine months ended July 31, 2002 and cash flows and stockholders' equity for the nine months ended July 31, 2002 have been made. The results of operations for the three and nine months ended July 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

To complete the Plan of Reorganization, Pyramid and DW Leasing were required to obtain lender approval of the transfer of assets subject to liabilities to Obsidian Leasing, a wholly owned subsidiary of the Company. On November 1, 2001, the Company completed the tax-free exchange contemplated by the Acquisition Agreement of June 21, 2001, whereby all but seven coaches and the liabilities thereon were transferred to Obsidian Leasing to operate this segment of business previously under DW Leasing. However, as of July 31, 2002, the entities are combined due to cross-guarantees associated with the debt on the seven coaches.

Champion Trailer, Inc. ("Champion") manufactures and sells transport trailers to be used primarily in the auto racing industry.

United Expressline, Inc. ("United") manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

Basis of Presentation:

The Company's July 31, 2002 consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations for the ten months ended October 31, 2001 of $2,149,000 and a net loss of $4,360,000, which included an asset impairment charge of $2,305,000. In addition, the Company has incurred a net loss of $4,289,000 for the nine months ended July 31, 2002. The losses have weakened the Company's financial condition and contributed to its failure to meet certain financial covenants required by the lenders. As a result of these covenant violations which either were not waived, were waived only through November 2002, or were subject to amendments to credit agreements, $3,953,000 of long-term debt has been reclassified and included in the current debt caption of current liabilities as of July 31, 2002. A significant portion of the Company's assets is pledged as collateral on these loans and foreclosure by a bank would seriously impair the Company's existence. In addition, these losses and the reclassification of long-term debt have contributed to a total deficit in working capital of $5,229,000 at July 31, 2002.

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

Management, as a part of its plan towards resolving these issues and generating revenue and cash flow, has taken the actions described below during and subsequent to the nine months ended July 31, 2002. Although management believes these actions will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity, or occur on terms acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this filing for further discussions of the liquidity issues facing the Company and the risk factors associated with these issues as well as management's plans for addressing them.

o On March 7, 2002, the Company completed a series of transactions with the subordinated lender at U.S. Rubber resulting in an increase in equity and a decrease in liabilities of $1,463,000. The subordinated lender received 30,000 shares of series C convertible preferred stock in this transaction.

o On March 20, 2002, DC Investments LLC ("DC Investments), an entity controlled by the Company's Chairman, acquired all outstanding debt due to the senior lender of Champion in the amount of $602,000 in a nonrecourse assignment. Under the terms of the Company's agreement with DC Investments, this amount has been reclassified as a long term liability.

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

o On August 28, 2002, the Company completed refinancing of the Line of Credit facility and a term loan at United. The amount of maximum borrowings on the line of credit facility was increased and the maturity date extended to February 1, 2004. In addition, the maturity date of the term note was extended to July 1, 2004 and monthly principal payments were reduced by approximately 50%. The line of credit facility and term loan have been classified in accordance with these new terms at July 31, 2001.

The above transactions are estimated to reduce interest costs by approximately $345,000 on an annual basis and defer approximately $437,000 of principal repayments by twelve months.

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

o The Company is also pursuing refinancing of the outstanding bank debt at U.S. Rubber that is due November 1, 2002. Management anticipates the refinancing will be concluded during the fourth fiscal quarter of 2002.

The above factors combined with additional actions by management at the operating subsidiaries and the positive impact of the seasonality in certain segments resulted in the Company recording positive income from operations and net income in the quarter ended July 31, 2002. In addition, these factors have also contributed to a reduction in the Company's working capital deficit from $9,567,000 at April 30, 2002 to $5,229,000 at July 31, 2002.

OCP has entered into agreements related to the debt of U.S. Rubber and United. Specifically, in the event of a default and in accordance with the default provisions, Obsidian is obligated to make capital contributions to these subsidiaries of $1,620,000 and $1,000,000, respectively. In addition, OCP has committed to fund through the purchase of additional preferred stock the costs of legal, accounting and related costs to complete the Plan of Reorganization and the costs to meet regulatory requirements to allow continued trading of Company stock by shareholders. Funding through July 31, 2002 was $860,000 from OCP and OCP has agreed to fund an additional $415,000 through the end of fiscal 2002. In addition, Fair has advanced approximately $270,000 to fund additional costs related to the Plan of Reorganization and related regulatory requirements above the commitment of OCP. OCP and Fair have agreed to convert these advances of approximately $1,275,000 to equity in exchange for convertible preferred stock. Such conversion is anticipated to occur in the next fiscal year.

Significant Accounting Policies:

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Effective February 1, 2002 the Company changed its estimate with regard to depreciation of coaches owned by Obsidian Leasing and DW Leasing by establishing a salvage value for the coaches of approximately 38% of original cost. The depreciable lives of the coaches of fifteen years was not changed. This change in estimate resulted in a reduced depreciation for the second and third fiscal quarters totaling approximately $142,000.

Earnings Per Share:

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options, warrants, and convertible debt on the weighted average shares outstanding. Diluted net income includes the effect of interest expense on the dilutive convertible debt of $10,000. Basic and diluted weighted average common shares outstanding for all periods presented with losses are the same, as the inclusion of options, warrants and other common stock equivalents in the calculation of diluted loss per share would have an antidilutive effect.

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In arriving at the weighted average number of common shares outstanding for basic income (loss) per share, the Company's Series C Convertible Preferred Stock, which has all the rights and privileges of the Company's common stock, has been reflected as equivalent common shares. Therefore, for the three and nine months ended July 31, 2002, the 4,358,399 shares of Series C Convertible Preferred Stock have been reflected, on a weighted average basis outstanding, as common equivalent shares of 87,167,980 and 79,111,259 respectively. The weighted average common shares outstanding for the three and nine months ended July 31, 2001 reflects the 1,970,962 shares of Series C Convertible Preferred Stock issued to the former stockholders of the companies acquired in the reverse merger above, as if such shares had been converted into their equivalent number of common shares of 39,419,240.

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

                                       Three Months Ended  Nine Months Ended
                                            July 31,           July 31,
                                              2001               2001
                                      ----------------------------------------

Net sales                                $        16,047     $        47,624

Net loss                                 $          (305)    $        (1,528)

Net loss per share - basic and diluted   $          (.01)    $          (.03)

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

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


3.   INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components (in thousands):

                                                                 July 31,        October 31,
                                                                   2002             2001
                                                             ------------------ -------------------

Raw materials                                                  $        3,614     $        3,734
Work-in-process                                                           783              1,471
Finished goods                                                          2,479              2,322
Valuation reserve                                                        (410)              (833)
                                                             ------------------ -------------------

Total                                                          $        6,466     $        6,694
                                                             ================== ===================

4.   GOODWILL AND INTANGIBLE ASSETS

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Accordingly, effective with the November 1, 2001 adoption of Financial Accounting Standard
(FAS) No. 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The Company completed its transitional impairment test in conjunction with the adoption of FAS 142 during the quarter ended July 31, 2002. The impairment test indicated that a portion of the goodwill related to the trailer manufacturing segment was impaired. Accordingly, $2,015,000 has been recorded as a cumulative effect of change in accounting principle. This charge has been reflected in the first quarter pursuant to the implementation guidelines. Accordingly, results for the three months ended January 31, 2002 and the six months ended April 30, 2002 have been restated to reflect this change as follows (in thousands except for share data):

                                                               Quarter Ended     Six Months Ended
                                                             January 31, 2002     April 30, 2002
                                                             ------------------ -------------------

Net loss as previously reported                                $       (1,497)    $       (2,423)
Less cumulative effect of change in accounting principle               (2,015)            (2,015)
                                                             ------------------ -------------------

Net loss as restated                                           $       (3,512)    $       (4,438)
                                                             ================== ===================

Basic and diluted loss per share, as previously reported       $        (0.01)    $        (0.02)
Less cumulative effect of change in accounting principle                (0.02)             (0.02)
                                                             ------------------ -------------------

Basic and diluted loss per share as restated                   $        (0.03)    $        (0.02)
                                                             ================== ===================

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


4.   GOODWILL AND INTANGIBLE ASSETS, CONTINUED

The changes in the carrying amount of goodwill are as follows (in thousands):

                                             Trailer           Holding
                                           Manufacturing       Company               Total
                                         ------------------ ------------------ ------------------

Balance as of November 1, 2001              $       8,560      $         650      $       9,210
Purchase price adjustment                             (41)                 -                (41)
Cumulative effect of change in
 accounting principle                              (2,015)                 -             (2,015)
                                         ------------------ ------------------ ------------------

Balance as of July 31, 2002                 $       6,504      $         650      $       7,154
                                         ================== ================== ==================

Had FAS No. 142 been effective at the beginning of 2001, the nonamortization provisions would have reduced the net loss for the three months ended July 31, 2001 of $613,000 by $77,000, resulting in an adjusted net loss of $536,000 and the net loss for the nine months ended July 31, 2001 of $1,547,000 by $77,000, resulting in an adjusted net loss of $1,470,000.

5.   FINANCING ARRANGEMENTS AND STOCKHOLDERS' EQUITY

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

During February 2002, U.S. Rubber entered into a "Second Amendment to Credit Agreement" with its primary lender. The terms of the amendment require scheduled debt service payments under substantially the same terms through November 1, 2002 when all debt outstanding with the primary lender will become due. The agreement also modifies the terms of an operating lease with the lender requiring payment in full of the remaining lease obligation as of November 1, 2002 of approximately $738,000. U.S. Rubber is currently in negotiations with a new prospective lender to refinance this debt, as further discussed in Note 10.

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

Champion

Champion was in default of its debt due its subordinated lender as of July 31, 2002 and in default of debt due its senior and subordinated lender at October 31, 2001. The Company has not been able to obtain a waiver from the subordinated lender, and the subordinated lender has filed a lawsuit to collect the debt from Champion or the Company under a guarantee agreement. Accordingly, debt in the amount of $1,250,000 has been classified as current as of July 31, 2002. At October 31, 2001, $2,612,000 of debt was classified as current. On March 20, 2002, DC Investments acquired the senior lender's loan to Champion in the amount of $602,000 in a nonrecourse assignment of the debt.

DW Leasing

DW Leasing was in technical default of certain loan covenants with two of its primary lenders. The Company has obtained bank waivers from one of these lenders through November 2002 for a portion of this amount. Amounts classified as current as of October 31, 2001 due to the technical default that has not been waived was $639,000. DW Leasing was in technical default of certain loan covenants at July 31, 2002. The maturity date of the loan is June 2003, and the balance of the loan outstanding at July 31, 2002 has been classified as current.

Danzer Industries

Danzer Industries was in technical default of certain loan covenants in its credit agreement. As a result of these violations, long-term debt in the amount of $867,000 is classified as current as of July 31, 2002.

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

                                                             Three Months Ended July 31, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $       10,711      $       1,959       $       2,672     $       15,342
  Foreign                                             -                  -                 133                133
                                       ------------------------------------------------------------------------------

Total                                    $       10,711      $       1,959       $       2,805     $       15,475

Cost of goods sold                       $        9,311      $         997       $       2,451     $       12,759

Income (loss) before taxes               $         (332)     $         163       $         318     $          149

Identifiable assets                      $       21,331      $      12,670       $      10,650     $       44,651*

Depreciation and amortization expense    $          215      $         169       $         289     $          673

*Identifiable assets, as stated above                                                              $       44,651
  Corporate-level goodwill                                                                                    650
                                                                                                --------------------

Total assets                                                                                      $        45,301
                                                                                                ====================

                                                             Three Months Ended July 31, 2001
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $        1,759      $       1,467       $       2,680     $        5,906
  Foreign                                             -                  -                 134                134
                                       ------------------------------------------------------------------------------

Total                                    $        1,759      $       1,467       $       2,814     $        6,040

Cost of goods sold                       $        1,634      $         518       $       2,616     $        4,768

Loss before taxes                        $         (437)     $          29       $        (257)    $         (665)

Identifiable assets                      $       11,756      $      12,704       $      11,198     $       35,658

Depreciation and amortization expense    $          101      $         242       $         267     $          610


                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


6.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

                                                              Nine Months Ended July 31, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $       32,839      $       4,513       $       7,134     $       44,486
  Foreign                                             -                  -                 445                445
                                       ------------------------------------------------------------------------------

Total                                    $       32,839      $       4,513       $       7,579     $       44,931

Cost of goods sold                       $       29,033      $       2,336       $       6,850     $       38,219

Loss before taxes                        $       (1,916)     $        (224)      $        (289)    $       (2,429)

Identifiable assets                      $       21,331      $      12,670       $      10,650     $       44,651*

Depreciation and amortization expense    $          639      $         579       $         800     $        2,018


*Identifiable assets, as stated above                                                              $       44,651
  Corporate-level goodwill                                                                                    650
                                                                                                --------------------

Total assets                                                                                      $        45,301
                                                                                                ====================

                                                              Nine Months Ended July 31, 2001
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $        3,123      $       2,645       $       8,876     $       14,644
  Foreign                                             -                  -                 399                399
                                       ------------------------------------------------------------------------------

Total                                    $        3,123      $       2,645       $       9,275     $       15,043

Cost of goods sold                       $        2,817      $         964       $       8,491     $       12,272

Loss before taxes                        $         (746)     $        (502)      $        (364)    $       (1,612)

Identifiable assets                      $       11,756      $      12,704       $      11,198     $       35,658

Depreciation and amortization expense    $          209      $         544       $         716     $        1,469


                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


6.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the three months and nine months ended July 31, 2002, allocated corporate expenses by segment were as follows:

                                       Three Months Ended  Nine Months Ended
                                            July 31,           July 31,
                                              2002               2002
                                      ----------------------------------------

Trailer manufacturing                    $           146     $           828
Coach leasing                                         27                 120
Butyl rubber reclaiming                               38                 185
                                      ----------------------------------------

                                         $           211     $         1,133
                                      ========================================

Included in the above expenses are professional fees related to regulatory filings and historical audits and other related expenses which will be nonrecurring costs and have been funded by OCP. Pursuant to the agreement with OCP, such advances will be converted to equity in Fiscal 2003. Total nonrecurring costs for the three months and nine months ended July 31, 2002 were approximately $0 and $600,000 respectively.

7.   RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates resulting in the following amounts for the periods ended (in thousands):

                                                                                     July 31,          October 31,
                                                                                       2002               2001
                                                                                 ------------------ ------------------
Balance sheet:
  Current assets:
    Accounts receivable, Obsidian Capital Company (OCC)                            $         13       $        217
    Accounts receivable, Obsidian Capital Partners (OCP)                                      2                  -
    Accounts receivable, stockholders                                                         9                  -
  Long-term portion:
    Investment banking fees, purchase accounting                                              -              1,960
                                                                                 ------------------ ------------------

Total assets                                                                       $         24       $      2,177
                                                                                 ================== ==================

  Current liabilities:
    Accounts payable, DC Investments                                               $         27       $          -
    Accounts payable, Fair Holdings                                                          13                  -
    Accounts payable, Obsidian Capital Company                                              270                625
    Accounts payable, Obsidian Capital Partners                                               5                  -
    Accounts payable, stockholders                                                          332                300
  Long-term portion:
    Accounts payable, DC Investments                                                        802                  -
    Accounts payable, Obsidian Capital Partners                                             860              2,170
                                                                                 ------------------ ------------------

Total liabilities                                                                  $      2,309       $      3,095
                                                                                 ================== ==================

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

7.  RELATED PARTIES, CONTINUED

                                                   Three Months Ended                     Nine Months Ended
                                          -------------------------------------- -------------------------------------
                                            July 31, 2002       July 31, 2001      July 31, 2002      July 31, 2001
                                          ------------------- ------------------ ------------------ ------------------

Income statement:
  Interest expense, DC Investments          $         58        $          -       $        140       $          -
                                                                                 ================== ==================
                                          =================== ==================
  Interest expense, Obsidian Capital        $          -        $          -       $         58       $          -
  Partners
                                          =================== ================== ================== ==================
  Rent expense, Obsidian Capital Company    $         16        $          -        $        41       $          -
                                          =================== ================== ================== ==================

Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms, or were collected or paid subsequent to July 31, 2002 or October 31, 2001, respectively. Amounts classified as long term represent amounts not currently due, amounts that are expected to be converted to equity subsequent to July 31, 2002 and October 31, 2001, respectively, or amounts converted to long-term debt subsequent to July 31, 2002.

The Company was obligated to the stockholders and certain employees (that were formerly stockholders of subsidiary companies) under note payable agreements acquired as part of the acquisitions. Also see Note 5 for details regarding related-party transactions converting debt to equity.

8.   COMMITMENTS AND CONTINGENCIES

The Company has a purchase commitment to purchase or lease five (5) coaches within 60 days of completion. The cost of these coaches will approximate $2.34 million. This transaction was initially expected to close in the second quarter of calendar 2002 and has been extended until financing for these coaches has been obtained.

On April 29, 2002, the Company received notice of a lawsuit filed by the subordinated lender of Champion seeking payment of a $1,250,000 note payable plus accrued interest from Champion or Obsidian Enterprises under a guarantee agreement. An answer of general denial on behalf of Champion has been filed with the court. In addition, a special appearance with respect to jurisdiction has been filed with the court on behalf of Obsidian Enterprises. This matter is currently scheduled for a nonbinding arbitration hearing in September 2002.

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

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


9.   INSURANCE RECOVERY

On May 16, 2002, one of the production facilities of U.S. Rubber was damaged by a fire at an adjacent property. The primary production facility was not damaged, and the Company is able to produce and ship product although at a reduced rate. The Company completed processing its claims with its insurance carrier for damaged equipment and facilities and business interruption losses. On August 16, 2002 the Company accepted settlement for the business interruption claim for $376,000 and has received $250,000 as a prepayment against an initial property damage claim of $289,000. An additional property damage claim is expected to be submitted in mid September 2002. There was no material gain or loss on involuntary conversion as a result of this fire. An insurance recovery related to the business interruption claim net of incurred and anticipated costs in the amount of $325,000 has been recognized in the quarter ended July 31, 2002. The production facility damaged in the fire resumed operations on July 8, 2002.

10.  SUBSEQUENT EVENTS

On August 28, 2002, the Company completed a restructuring of its current debt with the senior lender of United. The terms of this amended credit agreement extended the maturity date of the revolving line of credit to February 2004. In addition, the maturity date of one of United's term notes was extended twelve months to July 2004. As a result, required monthly principal payments on this term note were reduced by approximately 50%.

The Company is currently negotiating terms with a new prospective senior lender for U.S. Rubber. Appraisals and a financial due diligence by this new senior lender have been completed, and closing on the new loan is expected to be completed during September 2002.

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

OVERVIEW

The reverse merger transactions, completed in June and July 2001, have been treated for accounting purposes as an acquisition by U.S. Rubber. For this reason, the results for the nine-month period July 31, 2001 represent only the financial results of U.S. Rubber for nine months, Champion Trailer for seven months, and the Pyramid Group for seven months based on the January 1, 2001 acquisition date. Danzer Corporation and its wholly owned subsidiary, Danzer Industries, and United Expressline were acquired June 21, 2001 and July 31, 2001, respectively, and, accordingly, are not included in the results of operations for the three and nine months ended July 31, 2001. Since the Company acquired a substantial portion of its operations on or after January 1, 2001 and was not previously a registrant, management's discussion and analysis does not include a detailed comparison of 2001 operating results with the three-month and nine-month periods ended July 31, 2000.

The Company initially reported its financial position and results of operations as of and for the three months and nine months ended July 31, 2001 in September 2001 as part of its filing under Form 10-Q. That filing included accounting for the reverse merger transactions on a preliminary basis. Subsequently and in conjunction with the Company's annual report filed on Form 10-K in February 2002, certain preliminary accounting and reporting decisions were revised and finalized. As a result, the Company will amend its filing under Form 10-Q for the quarter ended July 31, 2001. The Company anticipates filing the amendment during the fiscal fourth quarter.

The financial condition at July 31, 2002 and the results of operations for the three and nine months ended July 31, 2002, include the operations of Obsidian Enterprises, U.S. Rubber, Champion Trailer, Pyramid Coach, Obsidian Leasing, DW Leasing, United Expressline, and Danzer Industries.

RESULTS OF OPERATIONS

The Company's overall operating results and financial condition continued to improve during the third quarter of 2002 compared to the first and second quarters of 2002 and can be characterized by the shift to positive EBITDA and operating income. These results are indicative of business seasonality in the trailer and related transportation equipment manufacturing and coach leasing segments, and increasing demand in the butyl rubber segment, as well as management's efforts to concentrate on generating revenue and earnings, managing cash, and steadily addressing the debt/equity structure while completing the integration of acquired subsidiaries (mostly privately held entities) into an operating company with consistent reporting systems. Management has no prior history in effecting such an integration of subsidiaries under a holding company, and its ability to successfully accomplish this task will have a substantial impact on long-term Company revenues and profits.

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

The following is a discussion of the major elements impacting the Company's operating results by segment for the three-month and nine-month periods ended July 31, 2002 compared to the three-month and nine-month periods ended July 31, 2001. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated (in thousands):

                      Three Months Ended Nine Months Ended
                        ------------------------------------------ ------------------------------------------
                           July 31, 2002         July 31, 2001        July 31, 2002         July 31, 2001
                        --------------------- -------------------- --------------------- --------------------

Net Sales                   $     10,711          $      1,759         $     32,839          $      3,123
Cost of Sales                      9,311                 1,634               29,033                 2,817
                        --------------------- -------------------- --------------------- --------------------

Gross Profit                $      1,400          $        125         $      3,806          $        306
                        ===================== ==================== ===================== ====================

Gross Profit %                      13.1%                  7.1%                11.6%                  9.8%
                        ===================== ==================== ===================== ====================

Three Months Ended July 31, 2002 Compared to The Three Months Ended July 31, 2001 And Nine Months Ended July 31, 2002 Compared to The Nine Months Ended July 31, 2001

Operating results between these periods are not comparable due to the acquisition of Danzer and United in June and July of 2001, respectively, and the acquisition of Champion in January 2001. During the three months and nine months ended July 31, 2002, this segment has seen increasing sales in cargo trailers, primarily in the three months ended July 31, 2002, due to additional demand driven by marketing efforts, as well as the seasonal nature of the product. These increases have been partially offset by a continued reduction in the demand for truck bodies and slow sales volume in the transport specialty trailer product line.

The primary reason for truck body sales at levels below historic amounts is the continued depressed condition of the telecommunications industry that historically purchased a significant volume of this product line. Management anticipates that the overall general economic conditions and the economic state of the telecommunications industry will continue to adversely impact sales of truck bodies during the remainder of calendar 2002. Management has integrated the production of cargo trailers into its truck body production facility as a means to increase production capacity of the cargo trailer product and absorb excess capacity at this facility.

Gross profit for the three months and nine months ended July 31, 2002 was impacted by a traditional seasonal week long holiday shut down at United as well as the reduced volume in the truck body and specialty transport trailer lines only partially offset by reductions in personnel at these facilities and increased volume in the cargo trailer product line.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated (in thousands):

                      Three Months Ended Nine Months Ended
                        ------------------------------------------ ------------------------------------------
                           July 31, 2002         July 31, 2001        July 31, 2002         July 31, 2001
                        --------------------- -------------------- --------------------- --------------------

Net Sales                   $     2,805           $     2,814          $     7,579           $     9,275
Cost of Sales                     2,451                 2,616                6,850                 8,491
                        --------------------- -------------------- --------------------- --------------------

Gross Profit                $       354           $       198          $       729           $       784
                        ===================== ==================== ===================== ====================

Gross Profit %                     12.6%                  7.0%                 9.6%                  8.5%
                        ===================== ==================== ===================== ====================

Three  Months  Ended July 31, 2002  Compared to The Three  Months Ended July 31,
2001

Net sales in this segment for the three months ended July 31, 2002 as compared to the comparable three-month period ended July 31, 2001 decreased .3% in the amount of $9. Sales in this segment were lower than anticipated for the three months ended July 31, 2002 due to damage at a production facility in May as a result of a fire at an adjacent property. The damage caused the facility to be closed for approximately two months and resulted in the Company being unable to fill all outstanding customer orders. This facility resumed production during July 2002. Note 9 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding the insurance recovery from the fire. Sales for the quarter are still below historical levels primarily due to the factors enumerated below.

The Company's tire manufacturing customers built up large inventories during the widespread tire recalls in 2001 in anticipation of huge demand under such recalls. The number of tire orders submitted by consumers to be replaced was substantially lower than anticipated, and as a result, tire manufacturer orders were lower than the previous year, producing a substantial decrease in reclaimed butyl demand. The Company is continuing to see an increase in sales throughout calendar year 2002 which may indicate a return to historic inventory levels at its tire manufacturer customers, but management does not anticipate a return to historic levels of demand for reclaimed butyl rubber by tire manufacturers prior to fiscal 2003.

The demand for pipeline mastic wraps produced with reclaimed butyl rubber supplied by the Company also fell dramatically beginning in October 2001 as a result of the decline in the price of crude oil in late 2001 which caused a decline in new oil exploration. As the price of crude oil has begun to climb again, the demand for those uses is also returning to historic levels. Although this demand has increased from its lows at the end of fiscal 2001 and beginning 2002, demand has not returned to historical levels.

Gross profit percentage improved from 7.0% for the three months ended July 31, 2001 to 12.6% for the three months ended July 31, 2002 as a result of operating efficiency. The improvement was partially due to the refurbishment of the 12" extruder, a primary piece of operating equipment, and the use of butyl rubber pad scrap in the production process that have reduced operating costs. This piece of equipment was not used in the production process during much of the comparable period of 2001, which negatively impacted that period's gross profit.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


Nine Months Ended July 31, 2002 Compared to The Nine Months Ended July 31, 2001

Net sales in this segment for the nine months ended July 31, 2002 as compared to the comparable nine-month period ended July 31, 2001 decreased 18.3% in the amount of $1,696. The reduction in sales is due primarily to reduced sales to tire manufacturers and pipeline mastic manufacturers as described above.

Gross profit percentage for the nine months ended July 31, 2002 was 9.6% compared to 8.5% for the nine months ended July 31, 2001 as a result of the improved operating efficiency. Gross profit for the nine months ended July 31, 2001 was also below historical levels as the result of an inventory obsolescence charge recorded in December 2000. The increase in gross profit for 2002 is due primarily to the refurbishment of the 12" extruder, a primary piece of operating equipment, and the use of butyl rubber pad scrap in the production process that have reduced operating costs.

Management believes that the use of butyl rubber pad scrap will help control the cost of raw materials during the remainder of 2002 and the Company is also exploring the ability to raise prices in late 2002 and 2003.

On March 7, 2002, the Company completed a series of transactions with U.S. Rubber, SerVaas, the former owner of U.S. Rubber, and DC Investments whereby certain existing debt of U. S. Rubber was acquired from SerVaas. DC Investments acquired the SerVaas interest in the debt agreement with a remaining balance of $730,000, plus accrued interest of $123,000, for $700,000. U.S. Rubber then acquired the debt agreement from DC Investments in exchange for a new $700,000 note payable to DC Investments. The note requires monthly interest payments at 15% per annum with the principal payable March 2007. The note is subordinate to debt outstanding with the senior lender of U.S. Rubber.

The Company also acquired the SerVaas interest in the U.S. Rubber $1,750,000 subordinated note payable, plus accrued interest of $255,000, in exchange for $700,000 and 30,000 shares of Series C convertible preferred stock. The cash portion of the transaction was from the proceeds of a $700,000 loan to the Company by DC Investments. The loan requires monthly interest payments at 15% with the principal payable March 2007.

No gain or loss was recognized in the transactions due to involvement of related parties. The transaction resulted in an increase in equity of the Company of $1,463,548 and a net annual interest savings of approximately $145,000.

COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated (in thousands):

                      Three Months Ended Nine Months Ended
                        ------------------------------------------ ------------------------------------------
                           July 31, 2002         July 31, 2001        July 31, 2002         July 31, 2001
                        --------------------- -------------------- --------------------- --------------------

Net Sales                  $      1,959          $      1,467         $      4,513          $      2,645
Cost of Sales                       997                   518                2,336                   964
                        --------------------- -------------------- --------------------- --------------------

Gross Profit               $        962          $        949         $      2,177          $      1,681
                        ===================== ==================== ===================== ====================

Gross Profit %                       49.1%                 64.7%                48.2%                 63.6%
                        ===================== ==================== ===================== ====================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


Three  Months  Ended July 31, 2002  Compared to The Three  Months Ended July 31,
2001

Sales for the three months ended July 31, 2002 increased 33.5% in the amount of $492 over the comparable three-month period ended July 31, 2001. The increase in sales is attributable to an increase in the size of the coach fleet, additional revenue from the increased use of employee coach drivers versus independent contractors paid directly by the customer and due to increased utilization of the fleet in 2002. Management believes the increased utilization is a result of its marketing efforts to rock and roll, pop, touring Broadway shows and corporate customers. These customers are in addition to the traditional country and western performers who have historically been this segment's primary customer base. In addition, this business is seasonal in nature and historically is stronger in the spring, summer and fall months.

Gross profit for this segment was 49.1% for the three months ended July 31, 2002 compared to 64.7% for the comparable three-month period ended July 31, 2001. The reduction is attributable to several factors. During the three-month period ended July 31, 2002, additional coaches have been leased from unrelated third parties to meet current demand. The additional lease cost has been recorded as a component of cost of sales and represents an increase of approximately 5% as a percentage of sales. This segment had no lease cost for outside coaches in the comparable period of 2001. In addition, additional drivers have been added as employees during 2002 adding approximately 7% as a percentage of sales to the costs of direct wages and benefits for the quarter. In the three month period ended July 31, 2001, a larger percentage of coach drivers were independent contractors paid directly by the customer.

Nine Months Ended July 31, 2002 Compared to The Nine Months Ended July 31, 2001

Results for the nine months ended July 31, 2002 are not comparable to the nine-month period ended July 31, 2001, as this segment was acquired as of January 1, 2001 and, therefore, includes only seven months of operations for the period ended July 31, 2001. Gross profit percentage is also not comparable for the reasons stated above and also 2001 does not include the months of November and December that are historically a slow period for this segment.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

The Company's selling, general and administrative expenses are higher for the three months ended July 31, 2002 versus the three-month period ended July 31, 2001 due to the operations added in 2002, as previously discussed.

In addition, selling, general and administrative expenses are higher for the nine month period ended July 31, 2002 than would be expected on an ongoing basis. This is due primarily to increased administrative costs that were necessary to continue the process of creating better subsidiary reporting, the use of outside professionals for services in assisting in post acquisition activities, the cost to obtain prior year audits to meet regulatory filing requirements, and the cost of providing accounting and related services to management, that will normally be performed by Company personnel on a going forward basis. As a part of the postacquisition process, OCP has agreed to provide capital to fund certain of the administrative expenses and convert the amount to equity prior to the end of this fiscal year. As of July 31, 2002, OCP has provided funding of approximately $860,000 of such expenses. Management anticipates this amount will be converted to equity during fiscal 2003 in exchange for issuance of convertible preferred stock. In addition, under the terms of the agreement with OCP, the Company anticipates receiving an additional amount of approximately $415,000 during the fourth fiscal quarter of 2002. The Company has also received approximately $270,000 in advances from Fair to cover additional costs above amounts agreed to by OCP. The additional advances from OCP and Fair will also be converted to equity in exchange for convertible preferred stock.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


INTEREST EXPENSE

Interest expense for the three months ended July 31, 2002 as a percentage of average debt borrowings of $35,893 was 2.4% (9.6% on an annual basis). Interest expense for the three months ended July 31, 2001 as a percentage of average debt borrowings of $24,964 was 2.8% (11.2% on an annual basis). The decrease is primarily due to the reduction of the prime rate as well as the refinancing debt and equity transactions discussed below in "Liquidity and Capital Resources," "Refinancing Activities," and "Partners Equity Transactions."

Interest expense for the nine months ended July 31, 2002 as a percentage of average debt borrowings of $36,448 was 7.5% (10.0% on an annual basis). Interest expense for the nine months ended July 31, 2001 as a percentage of average debt borrowings of $24,601 was 6.4% (8.6% on an annual basis). The increase for 2002 is due to additional debt of the entities that were not part of the consolidated group during the nine months ended July 31, 2001. Portions of this debt carries higher interest rates than rates charged on debt outstanding in the prior year. This increase is net of the factors described above.

INCOME TAX PROVISION

There was no income tax expense for the three months ended July 31, 2002 due to the utilization of fully reserved net operating loss (NOL) carryforwards. The income tax benefit for the nine-month period ended July 31, 2002 increased by $90 as compared to the nine-month period ended July 31, 2001. The income tax benefit is created primarily through NOL carryforwards recognized to the extent they are available to offset the Company's net deferred tax liability. Any quarterly tax benefits are based on the estimated effective tax rate for the full year.

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

This high level of debt has created liquidity issues for the Company and the stringent financial covenants that are common for this type of debt increase the probability that the Company's subsidiaries may from time to time be in technical default under these loans. These risks are mitigated, in part, for the Company's United and U.S. Rubber subsidiaries by the right described below under "Guarantees of OCP." They are also mitigated by the actions taken with Champion, U.S. Rubber, United and the refinancing efforts underway with U.S. Rubber and Pyramid.

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

The Company's working capital position (current assets over current liabilities) was negative at July 31, 2002 by $5,229,000 in part because approximately 32% of the Company's debt is classified as a current liability. By the end of the third quarter 2002, the working capital position had improved by $4,338,000, a reduction of negative working capital of approximately 45%.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


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

o The actions taken with respect to Champion described below under "Champion Transactions" which improved the Company's overall equity and working capital position.

o The transactions described below under "Refinancing Activities" which management anticipates will reduce the Company's interest costs and decrease the proportion of debt which has been reclassified as a current liability. The Company completed the refinancing of the United Line of Credit and a term note which significantly contributed to reducing the negative working capital.

While there can be no assurance that these transactions will occur as projected, the transactions that have taken place are consistent with the plans delineated in previously issued reports. It should be noted that even if these transactions do occur, there can be no assurance that they will sufficiently address the Company's liquidity issues. Management will continue to address the liquidity concerns as well as consider any additional actions if the contemplated transactions either do not occur or are insufficient.

FINANCIAL COVENANT WAIVERS

The Company has reached agreements with certain of its lenders to waive financial covenant defaults under the following loans:

o Management completed discussions with Bank One in respect of the violations by U.S. Rubber of the negative covenants of (i) fixed charge coverage ratio and (ii) funded debt to EBITDA ratio. Management has received a waiver of these violations and an amendment of the Credit Agreement which extends it through November 1, 2002 when the entire debt is due. The Company anticipates closing on a new credit facility for US Rubber in September 2002.

o Pyramid is a guarantor of DW Leasing's debt to Regions Bank, Nashville, Tennessee. DW Leasing and Pyramid have been in violation of the Funded Debt to EBITDA ratio in the Regions Bank Credit Facility since the inception of the loan. This is due to the fact that DW Leasing acquired eight additional new luxury coaches, in highly leveraged transactions. At the time of the Acquisition, Regions Bank granted a waiver of this violation. To date, the covenant has not been rewritten. Regions Bank has waived the violation as of October 31, 2001. The Company continues to be in technical violation of this covenant; therefore, the balance of the long-term debt due Regions Bank at July 31, 2002 has been classified as a current liability as it is due June 2003.

o At October 31, 2001, the Company was in violation of three negative covenants with Renaissance US Growth & Income Trust PLC and FBSUS Special Opportunities Trust PLC, the holders of debentures that completed the financing of United. These covenants are to be analyzed annually. The Company has received a waiver of these violations through November 1, 2002 and is in discussions with Renaissance Capital to restructure the covenants on a go forward basis.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


o Danzer Industries was notified by letter dated May 28, 2002 that it was in technical default of its revolving note and term note due to nonreceipt of certain documentation and noncompliance with the debt service ratio. The Company is endeavoring to provide the appropriate documentation and resolve the compliance requirement. In addition, the Company's line of credit with an outstanding balance of $825,000 expired March 31, 2002. The line of credit has been extended based on a verbal agreement with the bank while the covenant violations are addressed. As of July 31, 2002, $867,000 of long-term debt related to these obligations has been reclassified as a current liability due to these violations.

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

FUNDS AVAILABILITY

On a consolidated basis, as of July 31, 2002, the Company had approximately $456,000 of cash and cash equivalents. Danzer Industries, U.S. Rubber and United each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At July 31, 2002, Danzer Industries, U.S. Rubber, and United had additional current availability of $0, $692,000, and $401,000, respectively. Maximum additional amounts available under these credit lines if supported by their individual borrowing base are approximately $0, $140,000, and $261,000 for Danzer Industries, U.S. Rubber, and United, respectively.

The Company generated negative net cash flow of $542 from operations during the quarter ended July 31, 2002. Cash used in operations during the quarter is primarily due to increases in accounts receivable as a result of increasing revenues and reductions in accounts payable. Funding during the quarter was provided through borrowings on lines of credit and from related parties.

REFINANCING ACTIVITIES

Management is in the process of refinancing certain of the currently outstanding debt:

o Negotiations have been ongoing with a new lender to refinance the primary lender of U.S. Rubber at more favorable terms than the current terms. Management anticipates the refinancing will be concluded during September 2002.

o The Company has obtained a renewal and increased maximum borrowing limit of the revolving line of credit of United with First Indiana Bank and an additional one year of amortization of its previous 2-year term debt.

o The Company is undertaking to refinance the coaches transferred from DW Leasing to Obsidian Leasing with DC Investments and its various existing lenders. Two senior lenders representing approximately 80% of Obsidian Leasing Company's debt have provided letters of intent to refinance their respective loans which will include a substantial reduction in the interest rates and a longer amortization of the debt. Management anticipates that this refinancing will be concluded during the fourth fiscal quarter of 2002.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


PARTNERS EQUITY TRANSACTIONS

OCP, the major shareholder of the Company, is required under the Plan of Reorganization to fund through the purchase of additional preferred stock certain ongoing administrative expenses of the Company to complete the Plan of Reorganization, complete all required current and prior year audits to meet the regulatory filing requirements, and ensure all annual and quarterly SEC filings are completed to enable the registration of the preferred stock issued to OCP. Such amounts expended through July 31, 2002 approximated $1,275,000. As of July 31, 2002, OCP has advanced approximately $860,000 to the Company for these expenses. In addition, the Company expects to receive an additional $415,000 during fourth fiscal quarter 2002. Pursuant to the agreement with OCP, the Company plans to convert these amounts to equity in exchange for issuance to OCP of convertible preferred stock. This conversion to convertible preferred stock is dependent upon the authorization of additional shares of convertible preferred stock by the Company's shareholders, which is planned to occur in calendar 2003.

Previously OCP converted $1,289,000 of notes payable and accrued interest from OCP to the Company to 402,906 shares of Series C convertible preferred stock of the Company.

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

Champion is also indebted to Markpoint Equity Fund IV under a subordinated credit facility in the amount of $1,250,000. Champion has been in violation of the funded debt to EBITDA negative covenant of the Markpoint Credit Agreement since the inception of the loan. Management brought this violation to Markpoint's attention prior to the close of the Acquisition and has obtained a waiver of the violation each quarter through January 31, 2002. Markpoint has informed Champion that it would not grant waiver of this violation in the future. The Markpoint debt has been classified as a current liability due to this violation. Subsequent to DC Investments purchasing the Bank One debt in a nonrecourse assignment, Markpoint filed a lawsuit in Texas state court seeking payment in full for their subordinated debt from Champion or Obsidian Enterprises under a guarantee agreement.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



CASH FLOWS (EBITDA)

A summary of our contractual cash obligations for the fiscal years ending 2002 through 2005 and 2006 and thereafter at July 31, 2002 is as follows:

Contractual Obligations                    Total         2002         2003         2004         2005       2006 and
                                                                                                          Thereafter
                                        ------------ ------------- ------------ ------------ ------------ ------------

Long-term debt, with covenant
 violations and classified as current    $3,953,000   $3,953,000    $        -   $        -   $        -   $        -
Long-term debt, and all debt service
 interest payments                       39,682,000    2,068,000     7,734,000    7,291,000    9,025,000   13,564,000
Operating leases                          1,854,000      727,000       980,000       67,000       32,000       48,000
Purchase agreement for equipment          2,343,000    2,343,000
                                        ------------ ------------- ------------ ------------ ------------ ------------

Total contractual cash obligations       $47,832,000  $9,091,000    $8,714,000   $7,358,000   $9,057,000   $13,612,000
                                        ============ ============= ============ ============ ============ ============

Cash flow and liquidity are discussed further below, and the footnotes to our financial statements discuss cash flow, liquidity and the current classification of debt due to loan covenant violations.

We also have a commercial commitment as described below:

 Other Commercial Commitment      Total Amount Committed       Outstanding at July 31,        Date of Expiration
                                                                        2002
------------------------------- ---------------------------- ---------------------------- ----------------------------

Line of credit                        $       1,000,000            $         825,000      March 31, 2002*
Line of credit                                3,750,000                    3,088,000      February 1, 2004
Line of credit                                3,000,000                    2,168,000      November 1, 2002

*currently in negotiations with a new lender

The Company's net cash used in operations for the nine months ended July 31, 2002 was $864. This is comprised of a net loss of $4,289, decreases in other liabilities of $466 and increases in accounts receivable of $1,209, offset by noncash depreciation and amortization of $2,018 and goodwill impairment loss of $2,015, decreases in inventories of $227, prepaid expenses and other assets of $333, increases in accrued expenses and customer deposits of $495, and accounts payable of $12.

Net cash flow provided from financing activities for the nine months ended July 31, 2002 was $1,352. This is comprised of borrowings of long-term debt and net borrowings of short-term debt of $3,002 and borrowings from related parties of $1,778, offset by principal repayments of long-term debt of $3,428.

Cash flow was used in investing activities for the nine months ended July 31, 2002 of $561. This is comprised primarily of purchases of property and equipment.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



The total decrease in cash is summarized as follows:

                                                   Nine Months Ended
                                         --------------------------------------
                                             July 31,            July 31,
                                               2002                2001
                                         ------------------ -------------------

Net cash used in operations                $          (864)   $           406
Net cash used in investing activities                 (561)            (6,382)
Net cash provided by financing
 activities                                          1,352              5,669
                                         ------------------ -------------------

Decrease in cash and cash equivalents      $           (73)   $          (307)
                                         ================== ===================

EBITDA is a measure of the Company's ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America.

EBITDA by business segment and reconciliation to net income or loss under accounting principles generally accepted in the United States of America by segment for the applicable periods is as follows:

                                                                 Three Months Ended July 31, 2002
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                                                             Net
                                                            Interest      Income       Depreciation         Income
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
equipment manufacturing                         $     276    $    393    $     -          $     215       $    (332)

Coach leasing                                         697         365          -                169             163

Butyl rubber reclaiming                               716         109          -                289             318
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $   1,689    $    867    $     -          $     673       $     149
                                              ============ ============ =========== ==================== =============

                                                                 Three Months Ended July 31, 2001
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                                                             Net
                                                            Interest      Income       Depreciation         Income
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
 equipment manufacturing                        $    (215)   $    121    $     -          $     101       $    (437)

Coach leasing                                         648         377          -                242              29

Butyl rubber reclaiming                               202         192        (52)               267            (205)
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $     635    $    690    $   (52)         $     610       $    (613)
                                              ============ ============ =========== ==================== =============

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


                                                                  Nine Months Ended July 31, 2002
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                                                             Net
                                                            Interest      Income       Depreciation         Income
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
equipment manufacturing                         $     (91)   $  1,186    $   (46)         $   2,654*      $  (3,885)

Coach leasing                                       1,454       1,099          -                579            (224)

Butyl rubber reclaiming                               948         437       (109)               800            (180)
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $   2,311    $  2,722    $  (155)         $   4,033       $  (4,289)
                                              ============ ============ =========== ==================== =============

*Includes impairment charge of $2,015.

                                                                  Nine Months Ended July 31, 2001
                                                                          (in thousands)
                                              ------------------------------------------------------------------------
                                                                                                             Net
                                                            Interest      Income       Depreciation         Income
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
equipment manufacturing                         $    (287)   $    250    $     -          $     209       $    (746)

Coach leasing                                         901         859          -                544            (502)

Butyl rubber reclaiming                               821         469        (65)               716            (299)
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $   1,435    $  1,578    $   (65)         $   1,469       $  (1,547)
                                              ============ ============ =========== ==================== =============

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. Amounts allocated by segment are as follows:

                                       Three Months Ended  Nine Months Ended
                                            July 31,           July 31,
                                              2002               2002
                                      ----------------------------------------

Trailer manufacturing                    $           146     $           828
Coach leasing                                         27                 120
Butyl rubber reclaiming                               38                 185
                                      ----------------------------------------

Total                                    $           211     $         1,133
                                      ========================================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



EBITDA by segment, exclusive of the allocation of the above selling, general and administrative expenses, is as follows:

                                       Three Months Ended  Nine Months Ended
                                            July 31,           July 31,
                                              2002               2002
                                      ----------------------------------------

Trailer manufacturing                    $           422     $           737
Coach leasing                                        724               1,574
Butyl rubber reclaiming                              754               1,133
                                      ----------------------------------------

Total                                    $         1,900     $         3,444
                                      ========================================

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $66 should be adequate for any exposure to loss in our July 31, 2002 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $410 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. We have identified items that are impaired and the operating results for the ten-month period ended October 31, 2001 included a goodwill impairment charge of $2,305,000. During the quarter ended July 31, 2002, the Company completed its transitional impairment test in conjunction with the adoption of FAS 142. The impairment test indicated that certain goodwill related to the trailer manufacturing segment was impaired. Accordingly $2,015,000 has been recorded as a cumulative effect of change in accounting principle.

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

None.

Item 3. Defaults Upon Senior Securities.

As described above in Management's Discussion and Analysis of Financial Condition and Results of Operation under the caption "Champion Transactions," Champion has been in violation of the funded debt-to-EBITDA negative covenant in a $1,250,000 subordinated credit facility with Markpoint. Markpoint has filed a lawsuit asserting default and seeking payment in full of the debt from Champion or Obsidian Enterprises under a guarantee agreement in the suit described above in Item 1 of this Part II.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

A.       Exhibits

                    --------------------------------------- ---------------------------------------------------------
                                 Exhibit No.                                      Description
                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     10.1                   Second Amendment to Credit  Agreement,  dated August 28,
                                                            2002,  between  United   Expressline,   Inc.  and  First
                                                            Indiana Bank, N.A.

                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     99.1                   Statement Regarding Certification Pursuant
                                                            to  18  U.S.C. Section  1350  by  Timothy  S.  Durham,
                                                            Chief Executive Officer

                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     99.2                   Statement Regarding Certification Pursuant
                                                            to 18 U.S.C. Section 1350 by Barry S. Baer,  Chief
                                                            Financial Officer
                    --------------------------------------- ---------------------------------------------------------

B.       Reports on Form 8-K
         None

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OBSIDIAN ENTERPRISES, INC.

September 13, 2002                 By:  /s/ Timothy S. Durham
----------------------------       --------------------------------------------
Date                               Timothy S. Durham, Chairman and
                                   Chief Executive Officer

September 13, 2002                 By:  /s/ Barry S. Baer
----------------------------       --------------------------------------------
Date                               Barry S. Baer, Executive Vice President/
                                   Chief Financial Officer


                                 CERTIFICATIONS

     I, Timothy S. Durham, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Obsidian Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002          /s/ Timothy S. Durham
                                   --------------------------------------------
                                   Timothy S. Durham, Chief Executive Officer


     I, Barry S. Baer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Obsidian Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002          /s/ Barry S. Baer
                                   --------------------------------------------
                                   Barry S. Baer, Chief Financial Officer

                                  EXHIBIT INDEX


                    --------------------------------------- ---------------------------------------------------------
                                 Exhibit No.                                      Description
                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     10.1                   Second Amendment to Credit  Agreement,  dated August 28,
                                                            2002,  between  United   Expressline,   Inc.  and  First
                                                            Indiana Bank, N.A.

                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     99.1                   Statement Regarding Certification Pursuant
                                                            to  18  U.S.C. Section  1350  by  Timothy  S.  Durham,
                                                            Chief Executive Officer

                    --------------------------------------- ---------------------------------------------------------
                    --------------------------------------- ---------------------------------------------------------
                                     99.2                   Statement Regarding Certification Pursuant
                                                            to 18 U.S.C. Section 1350 by Barry S. Baer,  Chief
                                                            Financial Officer
                    --------------------------------------- ---------------------------------------------------------