Form 10-K
period 2002-10-31
OBSIDIAN ENTERPRISES INC
filed 2003-02-13
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002 OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     _______________

          0-17430
Commission File Number

                           OBSIDIAN ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                           35-2154335
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

111 Monument Circle, Suite 4800
Indianapolis, IN                                    46204
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

As of January 22, 2003, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average bid and ask price on such date, was approximately $3,317,000.

As of January 22, 2003, the registrant had 36,007,855 shares of common stock, 4,368,399 shares of Series C Preferred Stock and 88,330 shares of Series D Preferred Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

INFORMATION REQUIRED IN PART II AND PART III HAS NOT BEEN INCORPORATED BY REFERENCE.

PART I


ITEM 1. BUSINESS.


                       HISTORY AND DEVELOPMENT OF BUSINESS

A change in control and reorganization of the Registrant occurred on June 21, 2001. On that date, Timothy S. Durham was elected Chief Executive Officer and Chairman of the Board of the Registrant and the Registrant acquired from Obsidian Capital Partners, L.P. (the "Partnership"), Mr. Durham and certain other shareholders all of the shares of the following companies: Pyramid Coach, Inc., a Tennessee corporation ("Pyramid"); Champion Trailer, Inc., an Indiana corporation ("Champion"); and U.S. Rubber Reclaiming, Inc., an Indiana corporation ("U.S. Rubber"). On July 31, 2001, the Registrant acquired from the Partnership and Mr. Durham substantially all of the assets of United Acquisition, Inc., an Indiana corporation, which the Registrant now operates as United Expressline, Inc. ("United"). All of the acquisitions were made in exchange for shares of the Registrant's Series C Preferred Stock ("Series C Preferred Stock") and were pursuant to an Acquisition Agreement and Plan of Reorganization by and among the Registrant, Danzer Industries, Inc. ("Danzer Industries"), Pyramid, Champion, United Acquisition, U.S. Rubber, the Partnership, Timothy S. Durham and other related parties, dated as of June 21, 2001. Prior to the reorganization, the Registrant had engaged through its wholly owned subsidiary, Danzer Industries, in the fabrication of metal parts and truck bodies for the service and utility markets.

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


                           DESCRIPTION OF THE BUSINESS


OVERVIEW

The Company is a holding company headquartered in Indianapolis, Indiana with a strategic goal of maximizing profitability of its acquired entities, acquiring manufacturing companies of similar size and continuing to grow the Company. The Company currently conducts business through five subsidiaries: U.S. Rubber, a butyl-rubber reclaiming operation; Pyramid a provider of short and long-term luxury coach leases for corporations and the entertainment industry; Obsidian Leasing Co., Inc. ("Obsidian Leasing"), the owner of certain of the coaches operated by Pyramid; United, a manufacturer of steel-framed cargo, racing and specialty trailers; and Danzer Industries, a manufacturer of service and utility truck bodies and accessories and cargo trailers. Champion, a manufacturer of customized racecar transporters, specialty exhibit trailers and mobile hospitality units formerly owned by the Company has been sold subsequent to the close of the fiscal year.

The Company operates in three industry segments comprised of butyl-rubber processing; trailer and related transportation equipment manufacturing; and leasing of transportation. All sales are in the Western Hemisphere, primarily in the United States. For quantitative segment information see Note 14 to the Consolidated Financial Statements.

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

Although the Company has had a long-term relationship with its primary customers, it does not have long-term contracts with them. Two of its reclaimed butyl rubber customers account for a substantial portion of the sales of this segment. Michelin and Kelley Springfield accounted for the sales of 43% and 24% of the sales of this segment in 2002. The loss of either of these customers would materially and adversely affect the Company. The Company's reclaimed butyl rubber products are generally ordered by customers monthly and shipped promptly after the order. Accounts are generally paid on 30 to 60 day terms.

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

Most truck body customers are in the East and Southeast United States. Slightly less than one half of the Company's truck body revenue is accounted for by sales to one installer. Although the Company's relationship with this manufacturer has been long term it does not have a supply contract and is not the sole supplier of truck bodies to that enterprise. In 2002, the manufacturer filed for reorganization under Chapter 11 of the United States bankruptcy code and continues to operate. The loss of the Company's relationship with the truck manufacturer could have a material adverse effect on the Company.

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

In order to fully utilize the manufacturing capacity available at its facility in Hagerstown and meet demand for cargo trailers, the Company initiated cargo trailer production in this facility during 2002.

The Company manufactures specialty racing, cargo and ATV trailers at a facility owned by the Company in Bristol, Indiana and at another facility owned by the Company in White Pigeon, Michigan. In addition, as a means of increasing capacity to meet demands, the Company also began leasing a facility in Elkhart, Indiana. The business is somewhat seasonal with fewer orders during the months from November through January. The trailers are marketed under the names "United Expressline," "United Trailers," "Southwest Expressline," and "Southwest Trailers." While the Company markets some trailers under these brands at prices up to $75,000.00, the average price for these trailers is approximately $3,900.00.

The Company sells "United Trailers," "United Expressline," "Southwest Trailers," and "Southwest Expressline" product lines through two dealer networks comprised of an aggregate of approximately 300 dealers in the United States and Canada, most of whom are located in the Midwest United States. The Company's sales activities are conducted through an internal sales force. While the Company has formal agreements with a few of the dealers, most of the dealership arrangements are informal and are nonexclusive.

The trailers are built to order to dealer specifications. The terms of sale for the "United Trailers," "United Expressline," "Southwest Trailers," and "Southwest Expressline" products are FOB the plant with payment generally due upon the dealer taking delivery of the trailer. A few dealers have 30- or 60-day terms.

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

At October 31, 2002, the backlog of the trailer and related transportation segment was approximately $2,634 composed of approximately $300 for truck bodies and $2,334 for specialty racing, cargo and ATV trailers. The October 31, 2002 backlog is expected to be filled within the 2003 fiscal year.


COACH LEASING

The Company leases high-end luxury entertainment coaches from its facility located in Joelton, Tennessee. The leases are for both short-term (weekly or monthly) and long-term periods. The leases are generally on a net basis, with the customer responsible for fuel and drivers and other personnel.

At October 31, 2002, the Company had 32 coaches in its fleet under management. In addition, the Company subleases coaches from other coach owners on a short-term basis, from time to time.

Prior to the Reorganization all of the coaches under management by Pyramid were owned by DW Leasing, LLC ("DW Leasing"), a company controlled by Mr. Durham. During 2002 and as contemplated by the Reorganization, twenty-seven of these coaches were transferred to the Company's subsidiary, Obsidian Leasing, and the remainder continued to be owned by DW Leasing and managed by the Company.

The Company leases the coaches through an internal sales force. The coaches are leased primarily to the country, rock-n-roll, pop and traveling Broadway show entertainment industries. The coaches are also leased to various corporations. During the year ended October 31, 2002, the Company leased coaches to a number of touring groups in connection with their tours including Ozzie Osbourne, Brad Paisley and the Broadway Show "Stomp." The Company's corporate customers include the Golf Channel.

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


EMPLOYEES

As of October 31, 2002, the Company had 417 employees. The Company has a labor contract through January 2004 with United Brotherhood of Carpenters and Joiners of America for the approximately 40 production workers at its truck body manufacturing facility in Hagerstown, Maryland. None of the employees at the other facilities of the Company is represented by a labor union. The Company believes its employee relations are satisfactory.


PATENTS AND PROPRIETARY TECHNOLOGY

The Company does not rely on any patents, registered trademarks, or special licenses to give it a competitive advantage. The "Morrison," "Danzer," "Pyramid," "United Trailer," "United Expressline," "Southwest Trailer," and "Southwest Expressline" brand names have brand recognition in the relevant market.


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

ITEM 2. PROPERTIES

The following describes the Company's properties:

Identification                  Location                     Ownership/Description            Segment
------------------------------- ---------------------------- -------------------------------- ------------------------
------------------------------- ---------------------------- -------------------------------- ------------------------
Headquarters                    111 Monument Circle, Suite   3,700 square feet leased         N/A
                                4800, Indianapolis, IN       commercial office space
                                46204
Butyl Rubber Processing         Vicksburg, Mississippi       Two adjacent plants              Butyl Rubber
Plants                                                       aggregating 87,000 square        Processing
                                                             feet, each owned by the
                                                             Company and encumbered by a
                                                             mortgage to PNC Bank
Truck Body Plant                Hagerstown, Maryland         75,000 square foot plant owned   Trailer and related
                                                             by the Company and encumbered    transportation
                                                             by a mortgage to Bank of         equipment
                                                             America Commercial Finance       manufacturing
United Expressline Plant        Bristol, Indiana             Several buildings aggregating    Trailer and related
                                                             49,000 square feet owned by      transportation
                                                             the Company and encumbered by    equipment
                                                             a mortgage to First Indiana      manufacturing
                                                             Bank NA
United Expressline Plant        Elkhart, Indiana             35,000 square foot plant         Trailer and related
                                                             leased by the Company            transportation
                                                                                              equipment
                                                                                              manufacturing
Southwest                                                    Expressline Plant
                                                             White Pigeon,
                                                             Michigan 47,000
                                                             square foot plant
                                                             owned Trailer and
                                                             related by the
                                                             Company and
                                                             encumbered
                                                             transportation by a
                                                             mortgage to First
                                                             Indiana equipment
                                                             manufacturing Bank
                                                             NA
Pyramid Coach Office            Joelton, Tennessee           12,000 square feet of office     Coach Leasing
                                                             space and other facilities
                                                             leased by the Company
Champion Facility               Lewisville, Texas            30,000 square foot plant         Discontinued operations
                                                             leased by the Company


The Company believes that its property, plant and equipment are well maintained and adequate for its requirements. The Company also believes that all of its assets are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

All dollar amounts in Item 3 are in thousands (except for share and per share information).

On April 29, 2002, Markpoint Equity Fund J.V. ("Markpoint"), a Texas joint venture of which The Markpoint Company serves as Managing Partner, filed an action in the Texas District Court, Dallas County, seeking payment of $1,250 owed by Champion, a subsidiary subsequently divested, under the subordinated credit facility described in Note 9 to the Consolidated Financial Statements. On January 27, 2003, the Company reached an agreement to settle this liability for a cash payment of $675 and issuance to Markpoint of 32,143 shares of the Company's Series D preferred stock. In addition, the agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The repurchase option is available to Markpoint as follows: 16,072 shares during the period May 1, 2003 to June 1, 2003 and 16,071 shares during the period November 1, 2003 to December 1, 2003. The repurchase options expire if not exercised during the specified periods. The Company's repurchase obligation is guaranteed by Mr. Durham.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The  Company's  Annual  Meeting of  Stockholders  was held on September 27,
     2002.

(b) The following individuals were elected to the Company's Board of Directors to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:


                                                     Against or                                 Broker
Nominee                              For             Withhold                Abstain            Non-Votes
                                     ---             ----------              -------            ---------
Timothy S. Durham                    105,816,120        0                    3,247              0
Terry G. Whitesell                   105,816,220        0                    3,147              0
Jeffrey W. Osler                     105,815,790        0                    3,577              0
Goodhue W. Smith, III                105,816,220        0                    3,147              0
John A. Schmit                       105,816,120        0                    3,147              0
D. Scott McKain                      105,816,220        0                    3,147              0
Daniel S. Laikin                     105,816,220        0                    3,147              0

(c) In addition to the election of Directors described in (b) above, the following matters were voted upon:

                                                                                                Broker

                                     For                Against              Abstain            Non-Votes
Ratify the appointment of            105,773,522        680                  45,165             0
McGladrey & Pullen, LLP
as the independent auditors
for fiscal year ending
October 31, 2002.

PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Company's common stock is currently traded on the Over-the-Counter Electronic Bulletin Board and on October 17, 2001, the symbol was changed from "DNZR" to "OBSD." The following table sets forth the high and low bid quotations for the common stock for the fiscal quarters indicated.

                                   FISCAL 2002               FISCAL 2001
                               High          Low         High          Low
1st Quarter                    $0.25         $0.12       $0.30       $0.09
2nd Quarter                    $0.36         $0.12       $0.20       $0.0063
3rd Quarter                    $0.27         $0.11       $0.30       $0.14
4th Quarter                    $0.27         $0.10       $0.41       $0.08


The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark down or commissions and may not necessarily represent actual transactions. At October 31, 2002, there were approximately 900 holders of record of the Company's common stock. Most of the shares of common stock are held in street name for an unknown number of beneficial owners. To date the Company has not paid a cash dividend on its common stock. The payment and amount of any future cash dividends would be restricted by the Company's lenders and will necessarily depend upon conditions such as the Company's earnings, financial condition, working capital requirements and other factors.


ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial information concerning the Company. This information is not covered by the independent auditor's report. For further information, see the accompanying Consolidated Financial Statements of Obsidian Enterprises, Inc. and subsidiaries for the year ended October 31, 2002, ten-month period ended October 31, 2001 and the year ended December 31, 2000 and the information set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 8, "Financial Statements and Supplementary Data" below.

The information for the year ended December 31, 2000 is for that of U.S. Rubber Reclaiming only, the accounting acquirer in the reverse merger further described in Items 7 and 8.

OPERATING DATA:

                                             (Amounts in thousands, except per share data)

                                              Year Ended     Ten Months Ended
                                              October 31,      October 31,     Year Ended December 31,
                                                                               ---------------------------------------
                                                 2002              2001            2000          1999        1998
                                            --------------------------------------------------------------------------

Net sales                                      $ 57,274          $ 24,689        $ 12,583      $ 11,439    $ 12,575
Income from operations                              449               981             184           413         107
Discontinued operations, net of tax              (1,040)           (3,376)             --            --          --
Cumulative effect of change in accounting
principle                                        (2,015)               --              --            --          --
Net income (loss)                                (6,330)           (4,395)             48           216          74
Basic and diluted earnings (loss) per
share:
  From continuing operations                       (.02)             (.02)             --           .01          --
  Discontinued operations                          (.01)             (.05)             --            --          --
  Cumulative effect of change in
  accounting principle                             (.02)               --              --            --          --
  Net income (loss) per share                      (.05)             (.07)             --           .01          --


BALANCE SHEET DATA:

                                                                                               December 31,
                                                      October 31,     October 31,  -------------------------------------
                                                        2002            2001         2000         1999        1998
                                                  ---------------------------------------------------------------------

Working capital (deficit)                           $    1,591       $  (2,528)   $   864       $ 1,896      $  2,864
Total assets                                            45,923          48,850      9,633        11,633        11,914
Long-term debt, including current portion and
mandatory redeemable preferred stock                    36,464          35,382      3,846         5,914         6,365
Stockholders' equity (deficit)                            (689)          1,331      4,939         4,890         4,674


No dividends have been declared or paid in any period presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All dollar amounts in this Item 7 are in thousands (except for share and per share information).

                                  INTRODUCTION

Obsidian Enterprises, Inc. ("Company"), on June 21, 2001, closed a series of transactions pursuant to the Acquisition and Plan of Reorganization ("Reorganization") by and among the Company, Danzer Industries, Inc., a wholly owned subsidiary, and Obsidian Capital Partners, LP ("Partners"), Timothy S. Durham, and other individual owners of Partners controlled entities. At that time, the Company acquired: all of the outstanding capital stock of Pyramid Coach, Inc., in exchange for 810,099 shares of Company Series C Preferred Stock ("Series C Preferred"); all of the outstanding capital stock of Champion
Trailer, Inc., for 135,712 shares of Company Preferred, and all of the outstanding capital stock of U.S. Rubber Reclaiming, Inc., for 1,025,151 shares of Series C Preferred. On July 31, 2001, the Company acquired all of the outstanding capital stock of United Expressline, Inc. from Partners for 2,593,099 shares of Series C Preferred.

After these transactions, the Company had the following subsidiaries:

o U.S. Rubber Reclaiming, Inc. ("U.S. Rubber"), engaged in reclaiming scrap butyl reclaim for resale to manufacturers of rubber products, located in Vicksburg, Mississippi.

o Danzer Industries, Inc. ("Danzer Industries") then principally engaged in the design, manufacture and sale of truck bodies, located in Hagerstown, Maryland. During 2002 Danzer Industries has expanded its activities to include the manufacture of cargo trailers.

o Pyramid Coach, Inc. ("Pyramid") engaged in the leasing of coaches, designed and fitted for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases, located in Nashville, Tennessee.

o Champion Trailer, Inc. ("Champion"), which manufactured and sold transport trailers to be used primarily in the auto racing industry, located in Lewistown, Texas. In 2002, the Company agreed to sell Champion to an entity owned by Messrs. Durham and Whitesell (Officers of the Company) and closed the sale in January 2003. Therefore, Champion is accounted for as a discontinued operation.

o United Expressline, Inc. ("United") manufactures and sells general use cargo trailers and specialty trailers used for special purposes and in the racing industry, located in Bristol, Indiana; Elkhart, Indiana; and White Pigeon, Michigan.

During fiscal year 2002, management focused on the process of operational integration of the subsidiaries. This included the identification and implementation of individual subsidiary manufacturing and administrative efficiencies as well as marketing and cross-selling opportunities. In addition, management concentrated on ensuring adequate capital was available to operate and that liquidity issues did not detract from the operating entities.

While each of the subsidiaries markets its products or services independently, management has taken advantage of cross-selling opportunities for each of the subsidiaries, as well as manufacturing and other operational efficiencies that can be achieved between the subsidiaries. For example, Danzer Industries, which prior to fiscal year 2002, had not manufactured cargo trailers produced cargo trailers at the rate of two per day at October 31, 2002, with a goal of producing eight per day by the end of fiscal year 2003.

                              RESULTS OF OPERATIONS

The following table details the Company's results of operations as a percentage of sales:

                                                           Year Ended            Ten Months Ended       Year Ended
                                                           October 31,              October 31,         December 31,
                                                              2002                     2001                2000
                                                     ---------------------------------------------------------------

Net sales                                                       100.0%                 100.0%             100.0%
Cost of sales                                                    83.5                   78.8               90.5
Selling, general and administrative expenses                     15.0                   17.2                8.0
Loss on asset impairment                                          1.3                     --                 --
Loss from discontinued operations                                 1.8                   13.7                 --
Interest expense                                                  6.2                    9.4                3.5
Interest income                                                    --                     --               (2.8)
----------------------------------------------------------------------------------------------------------------------------------

The Company operates in three industry segments, comprised of trailer and related transportation equipment manufacturing, butyl rubber reclaiming, and coach leasing. Trailer and related transportation equipment manufacturing includes the operations of United and Danzer Industries. Butyl rubber reclaiming includes the operations of U.S. Rubber and coach leasing includes the operations of Pyramid, DW Leasing, and Obsidian Leasing. The results of discontinued operations relate to Champion Trailer, which the Company agreed to sell in 2002 to an entity owned by Messrs. Durham and Whitesell and closed the sale in January 2003.

The following is a discussion of the major elements impacting the Company's operating results by segment for the year ended October 31, 2002 and the ten-month period ended October 31, 2001. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-K.

The results of operations of the Company for 2001 are not comparable to 2002 because the results of operations in 2001 include only ten months of operations, which affects the comparability of the two periods.

In addition, the results of operations for the trailer manufacturing segment in 2001 do not include the operations of United and Danzer Industries for the entire ten-month period. Under accounting principles generally accepted in the United States of America, U.S. Rubber is treated as the acquirer in the June 21, 2001 Reorganization, and U.S. Rubber is treated as having acquired Champion and Pyramid at the beginning of 2001. Thus, the results of operations for the ten-month period ended October 31, 2001 include the operations of the following subsidiaries from the date shown below through October 31, 2001:

                      Subsidiary                            Date
                  Danzer Industries                  June 21, 2001
                  Pyramid                            January 1, 2001
                  U.S. Rubber                        January 1, 2000
                  United                             July 31, 2001

Since Champion is accounted for as a discontinued operation, its results of operations and cash flow have been removed from the Company's continuing operations for all periods presented.

The following table shows net sales by product segment:

                                         Year Ended            Ten Months Ended       Year Ended
                                         October 31,              October 31,         December 31,
                                            2002                     2001                2000
                                 ---------------------------------------------------------------

Trailer manufacturing                $        40,775         $        10,650    $            --
Butyl rubber reclaiming                       10,125                   9,874             12,583
Coach leasing                                  6,374                   4,165                 --
                                  ---------------------------------------------------------------

Total                                $        57,274         $        24,689    $        12,583
                                  ===============================================================


TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated (in thousands):



                              Year Ended        Ten Months Ended
                              October 31,         October 31,
                                2002                 2001
                        --------------------- --------------------

Net sales                   $     40,775          $     10,650
Cost of sales                     35,077                 8,955
                        --------------------- --------------------

Gross profit                $      5,698          $      1,695
                        ===================== ====================

Gross profit %                    14.0%                 15.9%
                        ===================== ====================


  YEAR ENDED OCTOBER 31, 2002 COMPARED TO THE TEN MONTHS ENDED OCTOBER 31, 2001

For the reasons noted above, operating results between these periods are not comparable. During the year ended October 31, 2002, this segment has seen increasing sales in cargo trailers due to additional demand driven by marketing efforts and availability of the product. These increases have been partially offset by a continued reduction in the demand for truck bodies.

The primary reason for truck body sales at levels below historic amounts is the continued depressed condition of the telecommunications industry that historically purchased a significant volume of this product line. Management anticipates that the overall general economic conditions and the economic state of the telecommunications industry will continue to adversely impact sales of truck bodies through the first quarter of fiscal year 2003. In addition, future sales may be adversely impacted by a Chapter 11 bankruptcy filing in 2002 by a truck body customer, who accounted for approximately $1.7 million of sales in this segment for the year ended October 31, 2002. Management has integrated the production of cargo trailers into its truck body production facility as a means to increase production capacity of the cargo trailer product and absorb excess capacity at the truck body facility. As of October 31, 2002, the truck body facility was producing two trailers per day with plans to produce up to eight trailers per day by October 2003.

Gross profit for the year ended October 31, 2002 was impacted by the reduced volume of truck bodies sold and only partially offset by reductions in personnel at these facilities and increased volume in the cargo trailer product line.

BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated (in thousands):


                  Year Ended October    Ten Months Ended    Year Ended December
                        31,               October 31,              31,
                       2002                 2001                  2000
                  --------------------- -------------------- ------------------

Net Sales         $    10,125           $     9,874          $    12,583
Cost of Sales           9,407                 8,884               11,390
                  --------------------- -------------------- ------------------

Gross Profit      $       718           $       990          $     1,193
                  ===================== ==================== ==================

Gross Profit %            7.1%                 10.0%                 9.5%
                  ===================== ==================== ==================


  YEAR ENDED OCTOBER 31, 2002 COMPARED TO THE TEN MONTHS ENDED OCTOBER 31, 2001

For the reason noted above, operating results between fiscal year 2002 and fiscal year 2001 are not comparable.

Net sales in this segment for the year ended October 31, 2002 as compared to the ten-month period ended October 31, 2001 increased 2.5%. However, sales in this segment were lower than anticipated for the year ended October 31, 2002 compared to the year ended December 31, 2000 due to damage at a production facility in May 2002 as a result of a fire at an adjacent property. The damage caused the facility to be closed for approximately two months and resulted in the Company being unable to fill all outstanding customer orders. This facility resumed production during July 2002. During 2002, the Company recorded an insurance recovery for business interruption of $325 as a reduction of general and administrative costs. In addition to the effects of the fire, sales for 2002 were below historical levels due to the factors enumerated below.

Significant portions of sales in this segment are to tire manufacturing companies. The tire manufacturers have continued to see lower volumes of tire production during 2002. Accordingly, sales to these customers are below historical levels, and current demand does not indicate a return to sales levels from the year ended December 31, 2000 in the immediate future.

The lack of consistent sources of raw materials has also been a constraint on generating additional sales volume. The primary material used in reclaiming is scrap inner tubes. Since the introduction of the tubeless tire for automobiles in the 1970s, sources of material have declined substantially. Management has been testing other materials including butyl pad scrap as a replacement material for the past several years with some success. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material in the future. Until such time that consistent sources of raw materials are available, sales growth in this segment will be limited.

Gross profit percentage decreased from 10% for the ten months ended October 31, 2001 to 7.1% for the year ended October 31, 2002 as a result of constraints on achieving operating efficiency including lack of consistent raw material supply and the fire discussed above.

 TEN MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Operating results between fiscal year 2001 are not comparable as fiscal 2000 was for a twelve-month period.

Net sales in this segment for the ten months ended October 31, 2001 as compared to the year ended December 31, 2001 decreased 21.5% in the amount of $2,709. The reduction in sales is due primarily to considering only a ten-month period for fiscal year 2001 and to reduced sales to tire manufacturers and pipeline mastic manufacturers. The Company had scheduled a complete renovation of its 12" extruder (a key element of its manufacturing process) that began in June 2001. During this time period, widespread tire recalls increased demand for the Company's reclaimed butyl products. The 12" extruder was not fully operational until late October 2001 after the increased demand had subsided. Tire customers built up large inventories in anticipation of demand under the recalls, however, the number of tires submitted by consumers to be replaced was lower than anticipated and, as a result, tire manufacturers accumulated a large inventory of tires. Tire manufacturers reduced production in response to the inventory problem and this caused a substantial decrease in reclaimed butyl demand starting in September 2001.

The decline in the price of crude oil in September and October 2001 caused a decline in new oil exploration. As a result, the demand for pipeline mastic wraps produced with reclaim butyl rubber supplied by the Company also fell dramatically beginning in October 2001.

Gross profit percentage for the ten months ended October 31, 2001 was 10% compared to 9.5% for the year ended December 31, 2000 as a result of the improved operating efficiency. Gross profit for the year ended December 31, 2000 was slightly below historical levels as the result of an inventory obsolescence charge recorded in December 2000.


COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated (in thousands):


                             Year Ended        Ten Months Ended
                            October 31,           October 31,
                                2002                 2001
                        --------------------- --------------------

Net Sales                  $      6,374          $      4,165
Cost of Sales                     3,357                 1,618
                        --------------------- --------------------

Gross Profit               $      3,017          $      2,547
                        ===================== ====================

Gross Profit %                   47.3%                 61.1%
                        ===================== ====================

For the reason noted above, operating results between these periods are not comparable.


  YEAR ENDED OCTOBER 31, 2002 COMPARED TO THE TEN MONTHS ENDED OCTOBER 31, 2001

Sales for the year ended October 31, 2002 increased 53% in the amount of $2,209 over the ten-month period ended October 31, 2001. The increase in sales is attributable to an additional two months in the period, an increase in the size of the coach fleet, additional revenue from the increased use of employee coach drivers versus independent contractors paid directly by the customer and due to increased utilization of the fleet in 2002. Management believes the increased utilization is a result of its marketing efforts to rock and roll, pop, touring Broadway shows and corporate customers. These customers are in addition to the traditional country and western performers who have historically been this segment's primary customer base. This business is seasonal in nature and historically is stronger in the spring, summer and fall months.

Gross profit for this segment was 47.3% for the year ended October 31, 2002 compared to 61.l% for the comparable ten-month period ended October 31, 2001. The reduction is primarily attributable to two factors. First, during the summer, additional coaches were leased from unrelated third parties to meet current demand. The additional lease cost has been recorded as a component of cost of sales and represents an increase of approximately 5% as a percentage of sales. This segment had no lease cost for outside coaches in the comparable period of 2001. Second, additional drivers have been added as employees during 2002 adding approximately 7% as a percentage of sales to the costs of direct wages and benefits for the quarter. In the comparable period ended October 31, 2001, a larger percentage of coach drivers were independent contractors paid directly by the customer. In addition, the two additional months of activity for the year ended October 31, 2002 include the months of November and December which are historically slower months, resulting in lower gross profits for this segment.


SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

For the reasons noted above, results between periods presented are not comparable.

The Company's selling, general and administrative expenses are higher for the year ended October 31, 2002 versus the ten-month period ended October 31, 2001 due to the trailer manufacturing operations added in 2002, as previously discussed.

In addition, selling, general and administrative expenses are higher for the year ended October 31, 2002 than would be expected on an ongoing basis. This is due primarily to increased administrative costs that were necessary to continue the process of creating better subsidiary reporting, the use of outside professionals for services in assisting in post acquisition activities, the cost to obtain prior year audits to meet regulatory filing requirements, and the cost of providing accounting and related services to management, that will normally be performed by Company personnel on a going forward basis. The additional costs were partially offset by a business interruption claim related to the fire at the butyl rubber reclaiming facility in the amount of $325. In addition, on February 1, 2002, the Company changed its estimates with regard to depreciation of coaches owned by DW Leasing and Obsidian Leasing by establishing a salvage value of approximately 38%. The depreciable lives of the coaches of 15 years was not changed. This change in estimate resulted in a reduction of selling, general and administrative expenses in the year end October 31, 2002 of approximately $200.


INTEREST EXPENSE

For the reasons noted above, results between periods presented are not comparable.

While the interest expense increased over the prior period primarily as a result of the transactions that occurred in June and July 2001, interest expense for the year ended October 31, 2002 as a percentage of average debt borrowings of $37,158 was 9.6%. Interest expense for the ten months ended October 31, 2001 as a percentage of average debt borrowings of $24,964 was 9.3% (11.2% on an annual basis). The decrease is primarily due to the reduction of the prime rate as well as the refinancing debt and equity transactions discussed below in "Liquidity and Capital Resources," "Refinancing Activities," and "Partners Equity Transactions."

ASSET IMPAIRMENT

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. The Company completed its transitional impairment test in conjunction with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets during the quarter ended July 31, 2002. The impairment test indicated that a portion of the goodwill of Danzer Industries was impaired. Accordingly, $2,015 has been recorded as a cumulative effect of change in accounting principle.

During the fourth quarter of 2002, the Company evaluated the recoverability of Danzer Industries' long-lived assets, including remaining goodwill, due to
Danzer Industries' significant operating loss in 2002 and the Chapter 11 bankruptcy filing of a significant customer. Danzer Industries determined the estimated future undiscounted cash flows were below the carrying value of certain long-lived assets. As a result, remaining goodwill was written off and a charge of $720 as loss on asset impairment was recorded as an operating expense.


DISCONTINUED OPERATIONS

On October 30, 2002, the Company's Board of Directors agreed to sell substantially all assets of Champion to an entity controlled by Messrs. Durham and Whitesell in exchange for assumption of all liabilities of Champion, excluding its subordinated debt. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets, the operating results of Champion have been classified as discontinued operations. The losses from discontinued operations for the year ended October 31, 2002 and ten months ended October 31, 2001 of $1,040 and $3,376, respectively, represent the losses of Champion during these periods, net of tax benefit of $438 and $0, respectively. The loss in 2001 includes a charge for asset impairment of $2,305. Champion was not included in the financial statements for the year ended December 31, 2000. Sales of Champion in the year ended October 31, 2002 were $2,884 as compared to $3,365 for the ten months ended October 31, 2001. The decrease of $481 or 14.3% is attributable to lower order volume during 2002.

To facilitate the sale of substantially all assets of Champion, on January 27, 2003, the Company agreed to a settlement with Markpoint of its outstanding subordinated debt with Champion. In return for cancellation of the indebtedness and release of a pending legal action against the Company and Champion, the Company made a cash payment to Markpoint of $675 and issued to Markpoint 32,143 shares of the Company's Series D preferred stock. In addition, the agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The repurchase option is available to Markpoint as follows: 16,072 shares during the period May 1, 2003 to June 1, 2003 and 16,071 shares during the period November 1, 2003 to December 1, 2003. The repurchase options expire if not exercised during the specified periods. The Company's repurchase obligation is guaranteed by Mr. Durham.


INCOME TAX PROVISION

There was income tax benefit of $33 for the year ended October 31, 2002 due to the utilization of previously reserved net operating loss (NOL) carryforwards offset by taxable gains on debt forgiveness. The income tax benefit is created primarily through NOL carryforwards recognized to the extent they are available to offset the Company's net deferred tax liability.

                         LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY AND WORKING CAPITAL

Each of the subsidiaries of the Company have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. The principal balances of some of these loans reflect the fact that Partners, from whom four of the five subsidiaries were purchased, entered into highly leveraged acquisitions of Champion (subsequently divested), U.S. Rubber, Pyramid, and United.

This high level of debt created liquidity issues for the Company and the stringent financial covenants that are common for this type of debt increase the probability that the Company's subsidiaries may from time to time be in technical default under these loans. These risks are mitigated, in part, for the Company's United and U.S. Rubber subsidiaries by the right described below under "Guarantees of Partners." They are also mitigated by the divestiture of Champion, and the completed refinancing efforts with respect to U.S. Rubber and the coach leasing segment.

The Company's working capital position (current assets over current liabilities) was positive at October 31, 2002 by $1,591. At the end of fiscal year 2001, the working capital position was $(2,528). The increase in working capital is primarily attributable to the factors below.

The Company continues to address liquidity and working capital issues in a number of ways. Management believes that the following steps started in early 2002 and currently underway will improve the Company's working capital, strengthen its equity and place the Company in a position to successfully enhance its liquidity. These steps include:

o The transactions described below under "Partners Equity Transactions" which converted approximately $2,834 of long-term liabilities to equity. Of this amount, $1,290 was converted to Series C Preferred Stock during the second fiscal quarter of 2002. Additionally, $1,545 was converted to Series D Preferred Stock in October 2002.

o The divestiture of Champion described below under "Champion Transactions" which improved the Company's overall equity and working capital position.

o The transactions described below under "Refinancing Activities" which reduced the Company's interest costs and decreased the proportion of debt which has been classified as a current liability. The Company completed the refinancing of the United line of credit and reduced the principal payments on a term note. In addition, refinancing was completed at U.S. Rubber and on several coaches in the coach leasing group.

As a result of the actions described above, Management believes that the Company has financing agreements in place to provide adequate liquidity and working capital for fiscal 2003. However, there can be no assurance that such working capital and liquidity will in fact be adequate. Therefore, the Company may be required to draw upon other liquidity sources. The Company has therefore secured an increased financial commitment from Fair Holdings, Inc. ("Fair Holdings"), an entity controlled by the Company's Chairman, to provide, as needed, additional borrowings under a $5 million line of credit agreement, which expires on January 9, 2005. Currently, availability under the agreement is approximately $3.2 million.


FINANCIAL COVENANTS

The Company and certain of its subsidiaries did not meet certain requirements and covenants in their debt agreements relating to maintenance of minimum ratios and levels of earnings to funded debt and fixed charge coverage rate. The lenders have waived or modified the covenants not in compliance as of October 31, 2002.

The Company has taken a number of actions which eliminated its defaults under agreements with certain of its lenders:

o At October 31, 2002, U.S. Rubber had violated negative covenants with its primary lender and received a waiver of the violation and an amendment of the Credit Agreement.

o Pyramid was a guarantor of DW Leasing's debt to Regions Bank, Nashville, Tennessee. DW Leasing and Pyramid had been in violation of the Funded Debt to EBITDA ratio in the Regions Bank Credit Facility since the inception of the loan. At the time of the Acquisition, Regions Bank granted a waiver of this violation. The covenant had not been rewritten, and Regions Bank waived the violation as of October 31, 2001. The Company refinanced the Regions Bank debt with a related party on December 19, 2002.

o At October 31, 2002, the Company was in violation of negative covenants with Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, the holders of debentures that completed the financing of United. The Company received a waiver of the violations as of October 31, 2002 and obtained modifications of terms with the debenture holders to provide for less stringent covenants. In exchange for the waiver and modifications, the Company issued warrants to the debenture holders to purchase up to 16,000 shares of the Company's common stock at an exercise price of $.20 per share.

o Danzer Industries was notified by letter dated May 28, 2002 that it was in technical default of its revolving note and term note due to nonreceipt of certain documentation and noncompliance with the debt service ratio. A forbearance agreement was completed in October 2002. As part of the forbearance agreement, the Company received a waiver through March 31, 2003, when the entire debt is due. As of October 31, 2002, $867 of long-term debt related to these obligations has been reclassified as a current liability due to the forbearance agreement. Management is currently exploring options with regard to refinancing the outstanding debt of Danzer Industries, including extension of the current agreement with Bank of America. Should refinancing or an extension of the current agreement not be obtained by the expiration date of the forbearance agreement, the debt will be repaid through current sources of availability including borrowings under the Company's line of credit with Fair Holdings.

o Champion has remained in default of its subordinated debt agreement in the amount of $1,250, and the subordinated lender sued to obtain payment. On January 27, 2003, the Company settled this liability in exchange for a cash payment of $675 and issuance of 32,143 shares of the Company's Series D Preferred Stock. The settlement also provides for a repurchase obligation of these shares on the part of the Company at a price of $21 per share within a specified period ending December 1, 2003. Accordingly, $1,013 has been classified as a current liability. Champion was sold to a company owned by Messrs. Durham and Whitesell on January 30, 2003.

o At October 31, 2002, United had violated financial covenants with First Indiana Bank and Huntington Capital Investment Company. United has received waivers of these violations through November 1, 2003 from First Indiana and a modification of covenants with Huntington Capital Investment Corporation.

o Various subsidiary companies were in violation of requirements to provide year-end financial statements to various lenders within 90 days of the close of the 2002 year end. Management has received extensions of time from the lenders.


                               FUNDS AVAILABILITY


CASH AVAILABILITY

On a consolidated basis, at October 31, 2002, the Company had approximately $920 of cash and cash equivalents. Danzer Industries, U.S. Rubber, United, and Obsidian Enterprises each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At October 31, 2002, additional current availability under these credit lines and maximum availability if supported by their individual borrowing base are:

    Company             Current Availability            Maximum Availability
Danzer Industries          $       0                       $        0(1)
U.S. Rubber                      701                            2,472
United                           607                              662
Obsidian Enterprises           3,202(2)                         3,202(2)

(1) Additional borrowings only at the bank's discretion under the forbearance agreement
(2) Includes additional availability of $2,000 from an increase in the line subsequent to year end

The Company generated net cash flow of $322 from continuing operations during the year ended October 31, 2002. Cash provided by operations during the year is primarily due to increases in accounts payable and customer deposits, offset by increases in inventories.


REFINANCING ACTIVITIES

Management refinanced certain of the currently outstanding debt of the Company:

o U.S. Rubber refinanced its debt with a new lender on October 24, 2002 on more favorable terms than the terms with the prior lender.

o On August 28, 2002, the Company obtained a renewal and increased maximum borrowing limit of the revolving line of credit of United with First Indiana Bank and an additional one year of amortization of its previous 2-year term debt.

o The Company refinanced certain coaches transferred from DW Leasing to Obsidian Leasing with DC Investments, LLC ("DC Investments"), an entity owned 50% by the Company's Chairman, and its various existing lenders. Two senior lenders representing approximately 80% of Obsidian Leasing Company's debt have refinanced their respective loans which included a substantial reduction in the interest rates and a longer amortization of the debt. The debt was refinanced by the existing lenders for 80% of the current amount outstanding. The remaining 20% was financed through a note payable to Fair Holdings. In addition to the above refinancing, on December 17, 2002, Obsidian Leasing sold four coaches to DC Investments Leasing, LLC ("DC Investments Leasing"), a newly created entity owned 50% by the Company's Chairman, in exchange for DC Investments Leasing's satisfaction of the debt outstanding on such coaches. DC Investments Leasing paid this debt through a refinancing at terms that included a reduction in interest rates. In addition, DC Investments Leasing also acquired five additional coaches that were previously to be purchased by the Company thereby eliminating the Company's existing purchase commitment for such coaches. DC Investments Leasing also entered into a management agreement with Pyramid under which all nine coaches described above will be leased by Pyramid.


                          PARTNERS EQUITY TRANSACTIONS

Partners, the major shareholder of the Company, was required under the Plan of Reorganization to fund through the purchase of additional preferred stock certain ongoing administrative expenses of the Company to complete the Plan of Reorganization, complete all required current and prior year audits to meet the regulatory filing requirements, and ensure all annual and quarterly SEC filings are completed to enable the registration of the preferred stock issued to Partners. Such amounts expended through October 31, 2002 approximated $1,275. Pursuant to the agreement with Partners, the Company converted these amounts to equity in exchange for issuance to Partners of convertible preferred stock in October 2002. Additional expenses of $270 in excess of amounts Partners was obligated to pay were funded by Fair Holdings, Inc. and subsequently converted to Series D Preferred Stock. The total liability of $1,545 converted to equity was incurred as follows: $364 capitalized in the reverse merger transaction; $376 as expenses incurred in 2001; and $805 as expenses incurred in 2002.

In 2002, Partners converted $1,290 of notes payable and accrued interest from Partners to the Company to 402,906 shares of Series C Preferred Stock of the Company.


                             GUARANTEES OF PARTNERS

The Company has an agreement with Partners that gives the Company the right to mandate a capital contribution from the Partners if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement with Partners up to $1,620 on U.S. Rubber and $1,000 on United to fund the respective subsidiary's shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary's debt obligations to the lender.


                              CHAMPION TRANSACTIONS

In 2002, the Board of Directors authorized the Chairman of the Board of the Company to explore various options to divest Champion Trailer or, at a minimum, restructure this operation of the business. As a result, DC Investments negotiated the purchase of the loans of Bank One to Champion.

In 2002, Champion was also indebted to Markpoint under a subordinated credit facility in the amount of $1,250 and was in violation of certain covenants related to the loan. Subsequent to DC Investments purchasing the Bank One debt in a nonrecourse assignment, Markpoint filed a lawsuit in Texas state court seeking payment in full for their subordinated debt from Champion or the Company under a guarantee agreement.

On January 27, 2003, Markpoint settled their lawsuit in exchange for a cash payment of $675 and the issuance to Markpoint of 32,143 shares of the Company's Series D preferred stock. In addition, the agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The repurchase option is available to Markpoint as follows: 16,072 shares during the period May 1, 2003 to June 1, 2003 and 16,071 shares during the period November 1, 2003 to December 1, 2003. The repurchase options expire if not exercised during the specified periods. The Company's repurchase obligation is guaranteed by Mr. Durham. Subsequent to the settlement, the Company's Board of Directors authorized the sale of Champion, which was completed January 30, 2003.


                               CASH FLOWS (EBITDA)

A summary of our contractual cash obligations for the fiscal years ending 2003 through 2006 and 2007 and thereafter at October 31, 2002 is as follows:

                                                                                                          2007 and
Contractual Obligations                    Total         2003         2004         2005         2006      Thereafter
--------------------------------------- ------------ ------------- ------------ ------------ ------------ ------------

Long-term debt, with covenant
 violations and classified as current    $    1,863   $    1,863    $       --   $       --   $       --   $       --
Long-term debt, and all debt service
 interest payments                           45,831        7,099         6,882       15,395        8,467        7,988
Operating leases                              1,397          450           353          274          189          131
Mandatory redeemable preferred stock          1,400           --            --           --        1,400           --
                                        ------------ ------------- ------------ ------------ ------------ ------------

Total contractual cash obligations       $   50,491   $    9,412    $    7,235   $   15,669   $   10,056   $    8,119
                                        ============ ============= ============ ============ ============ ============

Cash flow and liquidity are discussed further below, and the footnotes to our financial statements discuss cash flow, liquidity and the current classification of debt due to loan covenant violations.

We also have a commercial commitment as described below:

 Other Commercial Commitment      Total Amount Committed     Outstanding at October 31,       Date of Expiration
                                                                        2002
------------------------------- ---------------------------- ---------------------------- ----------------------------


Line of credit, bank                  $           1,000            $             875      March 31, 2003
Line of credit, bank                              3,750                        3,088      February 1, 2004
Line of credit, bank                              4,000                        1,528      October 1, 2005
Line of credit, related party                     5,000*                       1,798      January 1, 2005

*Credit line with Fair Holdings increased from $3,000 to $5,000 subsequent to year end.

The  Company's net cash  provided by  continuing  operations  for the year ended
October 31, 2002 was $322. This is comprised of a loss from continuing operations of $4,852, offset by noncash depreciation and amortization and loss on asset impairment of $3,288 and goodwill impairment loss of $2,015, increases in inventories of $1,752 and deferred taxes of $40 and decreases in accounts receivable of $264 and other assets of $336, and increases in accounts payable of $545, and customer deposits of $473, and decreases in accrued expenses of $339. In addition, the Company had noncash losses on debt refinancing, sale of equipment and accretion of interest of $181, $41, and $162, respectively.

Net cash flow provided from financing activities for the year ended October 31, 2002 was $618. This is comprised of borrowings of long-term debt and net borrowings of short-term debt of $3,583 and borrowings from related parties of $628, offset by principal repayments of long-term debt of $3,258. The Company also paid debt issuance costs of $248 and distributions to members of DW Leasing of $107, offset by the exercise of warrant of $20.

Cash flow was used in investing activities for the year ended October 31, 2002 of $587. This is comprised of purchases of property and equipment of $909 and proceeds from the sale of property and equipment of $322.

The total increase (decrease) in cash is summarized as follows:

                                                                Year Ended      Ten Months Ended      Year Ended
                                                               October 31,         October 31,       December 31,
                                                                   2002               2001               2000
                                                            ------------------- ------------------ ------------------

Net cash provided by continuing operations                    $           322     $         1,763    $           762
Net cash provided by (used in) investing activities                      (588)            (17,772)             1,156
Net cash provided by (used in) financing activities                       618              16,321             (2,186)
Net cash flow provided by discontinued operations                          39                  --                 --
                                                            ------------------- ------------------ ------------------

Increase (decrease) in cash and cash equivalents              $           391     $           312    $          (268)
                                                            =================== ================== ==================

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

EBITDA by business segment and reconciliation to net income or loss under accounting principles generally accepted in the United States of America by segment for the applicable periods is as follows:


                                                                        Year Ended October 31, 2002
                                          --------------------------------------------------------------------------
                                                                                                        Income
                                                                        Income Tax                      (Loss) from
                                                           Interest     Expense         Depreciation    Continuing
Trailer and related transportation              EBITDA     Expense      (Benefit)       & Amortization  Operations
 equipment manufacturing                    $     735     $   1,400   $   404           $   1,425*     $  (2,494)
Coach leasing                                   1,830        1,468        (59)                779           (358)
Butyl rubber reclaiming                           967          684       (152)              1,084           (649)
Corporate                                          --           --       (226)                 --            226
                                          ------------- ------------ ------------ ------------------- --------------
Total Company                               $   3,532     $  3,552    $   (33)          $   3,288      $  (3,275)
                                          ============= ============ ============ =================== ==============

*    includes impairment charge of $720


                                                                           Ten Months Ended October 31, 2001
                                          --------------------------------------------------------------------------
                                                                                                         Income
                                                                       Income                            (Loss)
                                                                         Tax                              from
                                                         Interest      Expense       Depreciation      Continuing
                                             EBITDA       Expense     (Benefit)     & Amortization     Operations
                                          ------------- ------------ ------------ ------------------- --------------

Trailer and related transportation
 equipment manufacturing                    $     638     $    369    $    98           $     365      $    (194)
Coach leasing                                   1,481        1,266         --                 785           (570)
Butyl rubber reclaiming                           857          677       (135)                905           (590)
Corporate                                          --           --       (335)                 --            335
                                          ------------- ------------ ------------ ------------------- --------------
Total Company                               $   2,976     $  2,312    $  (372)          $   2,055      $  (1,019)
                                          ============= ============ ============ =================== ==============


                                                                         Year Ended December 31, 2000
                                          --------------------------------------------------------------------------
                                                                                                         Income
                                                                       Income                             from
                                                         Interest        Tax         Depreciation      Continuing
                                             EBITDA       Expense      Expense      & Amortization     Operations
                                          ------------- ------------ ------------ ------------------- --------------

Butyl rubber reclaiming                     $   1,094     $     442   $    50           $     554      $      48
                                          ============= ============ ============ =================== ==============

The Company allocates selling, general and administrative expenses to the respective subsidiaries primarily based on a percentage of sales. Amounts allocated by segment are as follows:


                                           Year Ended      Ten Months Ended
                                          October 31,         October 31,
                                              2002               2001
                                      ----------------------------------------

Trailer manufacturing                    $           934     $           245
Coach leasing                                        146                  96
Butyl rubber reclaiming                              232                 275
                                      ----------------------------------------

Total                                    $         1,312     $           616
                                      ========================================

EBITDA by segment, exclusive of the allocation of the above selling, general and administrative expenses, is as follows:


                                           Year Ended      Ten Months Ended
                                          October 31,         October 31,
                                              2002               2001
                                      ----------------------------------------

Trailer manufacturing                    $         1,669     $           883
Coach leasing                                      1,976               1,577
Butyl rubber reclaiming                            1,199               1,132
                                      ----------------------------------------

Total                                    $         4,844     $         3,592
                                      ========================================


                          CRITICAL ACCOUNTING POLICIES


Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during 2002 of a customer resulted in a bad debt charge of $379. However, we believe our reserve for doubtful accounts of $495 should be adequate for any exposure to loss in our October 31, 2002 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $466 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. We have identified items that are impaired, and during the quarter ended July 31, 2002, the Company completed its transitional impairment test in conjunction with the adoption of SFAS 142. The impairment test indicated that certain goodwill related to the trailer manufacturing segment was impaired. Accordingly $2,015 has been recorded as a cumulative effect of change in accounting principle.

During the fourth quarter, an additional review for asset impairment was conducted because of changes in circumstances that indicated potential impairment. Continuing operating losses at Danzer Industries and the filing of Chapter 11 bankruptcy by Danzer Industries' largest customer in the fourth quarter resulted in an additional impairment review. As a result, an additional $720 of goodwill was determined to be impaired at the trailer manufacturing segment.

The realization of the remaining goodwill of $6,434 is primarily dependent on the future operations of the operating entity where the goodwill is allocated (primarily United). Historical operating results, current product demand and estimated future results indicate the results of operations at United should be adequate to continue to realize this amount. However, future results may not meet expectations due to economic or other factors, and failure to meet expectations may result in the goodwill not being fully realizable.

In conjunction with financing of the acquisition of United, the Company issued 386,206 shares of Series C preferred stock to Huntington Capital Investment Corporation ("Huntington"). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company's stock will result in a corresponding increase to this repurchase requirement. Accordingly, a substantial increase in stock price at the repurchase date may have an adverse impact on the Company's liquidity. At October 31, 2002, the Company had violated certain financial covenants defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of October 31, 2002 and a modification to the covenants.

                                  CONTINGENCIES

The Company is party to ordinary litigation incidental to its business. No current pending litigation is expected to have a material adverse effect on results of operations, financial condition or cash flows.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to interest rate changes on its debt. The disclosures in Item 7 above are incorporated herein by reference.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Obsidian Enterprises, Inc.
Indianapolis, Indiana


We have audited the accompanying consolidated balance sheets of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended October 31, 2002, and the ten months ended October 31, 2001, and the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended October 31, 2002, the ten months ended October 31, 2001, and the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audit of the consolidated financial statements of Obsidian Enterprises, Inc. and Subsidiaries included Schedule II, contained herein, for the year ended October 31, 2002, the ten months ended October 31, 2001, and the year ended December 21, 2000. In our opinion, such schedule presents fairly the information required to be set forth therein, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the financial statements, the 2001 financial statements have been restated for an error in the application of accounting principles.

                                            /s/ McGladrey & Pullen, LLP
                                            McGladrey & Pullen, LLP
Elkhart, Indiana
February 10, 2003

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                 October 31,       October 31,
                                                                                     2002             2001
                                                                               ----------------------------------


Assets

Current assets:
  Cash and cash equivalents                                                      $          920   $          529
  Marketable securities                                                                     137              223
  Accounts receivable, net of allowance for doubtful accounts
   of $495 for 2002 and $80 for 2001 (Note 9)                                             3,307            3,571
  Accounts receivable, related parties (Note 16)                                            206              217
  Inventories, net (Notes 7 and 9)                                                        7,315            5,563
  Prepaid expenses and other assets                                                         384              514
  Deferred income tax assets (Note 15)                                                      665              673
                                                                               ----------------------------------

Total current assets                                                                     12,934           11,290

Property, plant and equipment, net (Notes 8 and 9)                                       23,048           23,384

Other assets:
  Intangible assets (Notes 4 and 6):
   Goodwill not subject to amortization                                                   6,434            5,829
   Goodwill, less accumulated amortization of $76                                            --            3,381
   Noncompete agreements, less accumulated amortization
     of $222 for 2002 and $44 for 2001                                                      664              842
   Trade name and customer relations, less accumulated
     amortization of $208 for 2002 and $125 for 2001                                        719              802
   Deferred debt costs, less accumulated amortization
     of $97 in 2002 and $44 in 2001                                                         470              369
   Other                                                                                    116              579
   Assets of subsidiary held for sale (Note 5)                                            1,538            2,374
                                                                               ----------------------------------

                                                                                 $       45,923   $       48,850
                                                                               ==================================


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                 October 31,       October 31,
                                                                                     2002             2001
                                                                               ----------------------------------
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Current portion of long-term debt (Note 9)                                     $        5,667   $        7,871
  Accounts payable, trade                                                                 3,450            3,126
  Accounts payable, related parties (Note 16)                                               668              925
  Accrued compensation                                                                      810              560
  Accrued expenses                                                                          514            1,040
  Customer deposits                                                                         234              296
                                                                               ----------------------------------

Total current liabilities                                                                11,343           13,818

Long-term debt, net of current portion (Note 9)                                          23,879           26,076

Long-term debt, related parties (Note 9 and 16)                                           5,518               --

Deferred income tax liabilities (Note 15)                                                 1,624            1,672

Accounts payable, related parties (Note 16)                                                  --            2,170

Liabilities of subsidiary held for sale (Note 5)                                          2,848            2,348

Commitments and contingencies (Note 17)

Mandatory redeemable preferred stock (Note 12):
  Class of Series C Preferred Stock: 386,206 shares outstanding                           1,400            1,435

Stockholders' equity (deficit) (Note 13):
    Common stock, par value $.0001 per share; 40,000,000 shares authorized;
    36,007,855 shares outstanding                                                             3                3
    Preferred stock, 5,000,000 shares authorized; Class of Series C Preferred
    Stock, par value $.001, 4,600,000
    authorized, 4,368,399 shares issued and outstanding in 2002 and
    3,739,169  shares issued and outstanding in 2001; 200,000 shares of
    undesignated Preferred Stock authorized                                                   5                4
    Preferred stock, 200,000 shares authorized; Class of Series D convertible preferred stock, par value $.001, 88,330 shares issued and
    outstanding in 2002; 0 shares issued and outstanding in 2001                             --               --
    Additional paid-in capital                                                           10,184            5,682
    Accumulated other comprehensive income (loss)                                           (49)              37
    Retained earnings (accumulated deficit)                                             (10,832)          (4,395)
                                                                               ----------------------------------

Total stockholders' equity (deficit)                                                       (689)           1,331
                                                                               ----------------------------------

                                                                                 $       45,923   $       48,850
                                                                               ==================================

                 The accompanying notes are an integral partof
                     the consolidated financial statements

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)

                                                               Year Ended      Ten Months Ended      Year Ended
                                                               October 31,       October 31,        December 31,
                                                                  2002               2001               2000
                                                            --------------------------------------------------------

Net sales                                                     $       57,274    $       24,689     $       12,583

Cost of sales                                                         47,841            19,457             11,390
                                                            --------------------------------------------------------

GROSS PROFIT                                                           9,433             5,232              1,193

Selling, general and administrative expenses                          (8,589)           (4,251)            (1,009)
Loss on asset impairment (Note 4)                                       (720)               --                 --
Insurance settlement                                                     325                --                 --
                                                            --------------------------------------------------------

Income from operations                                                   449               981                184

Other income (expense):
  Interest expense (Note 9)                                           (3,552)           (2,312)              (442)
  Interest income                                                         12                --                356
  Other expense                                                         (217)              (60)                --
                                                            --------------------------------------------------------

Income (loss) before income taxes, discontinued
 operations, and cumulative effect of change in accounting
 principle                                                            (3,308)           (1,391)                98

Income tax (expense) benefit (Note 15)                                    33               372                (50)
                                                            --------------------------------------------------------

Income (loss) from continuing operations before
 discontinued operations and cumulative effect of change
 in accounting principle                                              (3,275)           (1,019)                48

Loss from discontinued operations, net of tax (Note 5)                (1,040)           (3,376)                --
                                                            --------------------------------------------------------

Income (loss) before cumulative effect of change in
 accounting principle                                                 (4,315)           (4,395)                48

Cumulative effect of change in accounting principle, net
 of tax (Note 4)                                                      (2,015)               --                  -
                                                            --------------------------------------------------------

Net income (loss)                                             $       (6,330)   $       (4,395)    $           48
                                                            ========================================================

Basic and diluted earnings (loss) per share attributable to common shareholders
 (Note 2):
  From continuing operations                                  $         (.02)   $         (.02)    $           --
  Discontinued operations, net of tax                                   (.01)             (.05)                --
  Cumulative effect of accounting change, net of tax                    (.02)               --                 --
                                                            --------------------------------------------------------

Net income (loss) per share                                   $         (.05)   $         (.07)    $           --
                                                            ========================================================

Weighted average common and common equivalent shares
outstanding, basic and diluted:                                  117,499,946        63,367,140         39,419,240
                                                            ========================================================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (dollars in thousands)



                                                                 Series C         Series D              Accumulated Retained
                                                                Convertible     Convertible               Other    Earnings
                                 Comprehensive   Common Stock  Preferred Stock Preferred Stock Additional Compre-  (Accum-
                                    Income    ------------------------------------------------- Paid-in  hensive    ulated
                                    (Loss)  Shares     Amount  Shares   Amount  Shares Amount  Capital  Income      Deficit) Total
                                  -------------------------------------------------------------------------------------------------

Balance at December 31, 1999       $    --   17,588,348  $ 1        --  $ --      --   $--    $   --   $ --  $ 4,890    $ 4,891
Issuance of stock under
incentive plan and Parent
note conversion                         --    1,747,946   --        --    --      --    --        --     --       --         --
2000 net income                         --           --   --        --    --      --    --        --     --       48         48
                                   ------------------------------------------------------------------------------------------------

Balance at December 31, 2000            --   17,760,015    1        --    --      --    --        --     --    4,938      4,939
Conversion of debt
to common stock                         --    1,750,000   --        --    --      --    --       355     --       --        355
To record the effect
of the reverse merger
June 21, 2001(Note 6)                   --           --    1  1,970,962    2      --    --     3,760   (103)  (4,938)    (1,278)
Conversion of Series
C Preferred Stock to
common stock                            --   16,497,840    1   (824,892)  (1)     --    --        --     --       --         --
Issuance of 2,593,099
shares of Series C Preferred
Stock associated with
the acquisition of United
and capital contribution (Note 6)       --           --   --  2,593,099    3      --    --     1,497     --       --      1,500
Unrealized gain on
available-for-sale
marketable securities                  140           --   --         --   --      --    --        --    140       --        140
Fair value adjustment on
redeemable preferred stock              --           --   --         --   --      --    --        70     --       --         70
2001 net loss                       (4,395)          --   --         --   --      --    --        --     --   (4,395)    (4,395)
                                   ------------------------------------------------------------------------------------------------

Total comprehensive loss           $(4,255)
                                   ========

Balance at October 31, 2001                  36,007,855    3  3,739,169    4      --    --     5,682     37   (4,395)     1,331
Issuance of 30,000 shares
of Series C Preferred
Stock associated with U.S.
Rubber, net of tax                 $    --           --   --     30,000   --      --    --     1,017     --       --      1,016
Issuance of 589,230 shares
of Series C Preferred
Stock associated with Fair
Holdings and Obsidian
Capital Partners, LP                    --           --   --    589,230    1      --    --     1,885     --       --      1,886
Issuance of 88,330 shares
of Series D Preferred
Stock associated with Fair
Holdings and Obsidian
Capital Partners, LP                    --           --   --         --   --  88,330    --     1,545     --       --      1,545
Exercise of stock warrants
in exchange for 10,000
shares of Series C Preferred
Stock                                   --           --   --     10,000   --      --    --        20     --       --         20
Distributions to members
of DW Leasing                           --           --   --         --   --      --    --        --     --     (107)      (107)
Unrealized loss on
available-for-sale
marketable securities                  (86)          --   --         --   --      --    --        --    (86)      --        (86)
Fair value adjustment on
redeemable preferred stock              --           --   --         --   --      --    --        35     --       --         35
2002 net loss                       (6,330)          --   --         --   --      --    --        --     --   (6,330)    (6,330)
                                   ------------------------------------------------------------------------------------------------

Total comprehensive loss           $(6,416)
                                   ========

Balance at October 31, 2002                  36,007,855  $ 3  4,368,399  $ 5  88,330   $--   $10,184   $(49)$(10,832)   $  (689)
                                             ======================================================================================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Year        Ten Months      Year
                                                                         Ended         Ended         Ended
                                                                      October 31,    October 31,   December 31,
                                                                          2002          2001           2000
                                                                     ---------------------------------------------

Cash flow from operating activities from continuing operations:
  Income (loss) from continuing operations                             $    (4,852)   $    (1,019)  $        48
  Adjustments to reconcile income (loss) from continuing
   operations to net cash provided by operating
   activities:
    Cumulative effect of change in accounting principle                      2,015             --            --
    Loss on asset impairment                                                   720             --            --
    Depreciation and amortization                                            2,568          2,055           554
    Loss on debt refinancing                                                   181             --            --
    Loss (gain) on sale of equipment                                            41             (4)           --
    Loss on sale of marketable securities                                       --             81            --
    Accretion of interest                                                      162             35            --
    Deferred income taxes                                                      (40)          (408)          216
    Changes in operating assets and liabilities net of
     effect of acquisitions:
      Accounts receivable, net                                                 264            767          (414)
      Inventories, net                                                      (1,752)          (630)          641
      Other assets                                                             336             71          (284)
      Accounts payable, trade                                                  545            810            --
      Accrued expenses                                                        (339)           321             1
      Customer deposits                                                        473           (316)           --
                                                                     ---------------------------------------------

Net cash provided by operating activities from continuing operations           322          1,763           762
                                                                     ---------------------------------------------

Cash flows from investing activities from continuing operations:
  Capital expenditures                                                        (910)        (1,185)       (1,052)
  Proceeds from sale of equipment                                              322          1,321            --
  Acquisition-related closing costs                                             --           (146)           --
  Purchase of marketable equity securities                                      --           (213)           --
  Cash received in reverse merger and other acquisitions                        --             26            --
  Cash payments in connection with the purchase of
    U.S. Rubber, net of cash acquired                                           --         (5,730)           --
  Cash payments in connection with the purchase of assets
    of United, net of cash acquired                                             --        (12,040)           --
  Proceeds from sale of marketable equity securities                            --            195            --
  Repayment of affiliated company payable                                       --             --         2,208
                                                                     ---------------------------------------------

Net cash provided by (used in) investing activities from continuing
 operations                                                                   (588)       (17,772)        1,156
                                                                     ---------------------------------------------



                 The accompanying notes are in integral part of
                     the consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Ten Months
                                                                       Year Ended       Ended       Year Ended
                                                                      October 31,    October 31,   December 31,
                                                                          2002          2001           2000
                                                                     ---------------------------------------------

Cash flows from financing activities from continuing operations:
  Advances from (repayments to) related parties                                628           (238)           --
  Net borrowings on lines of credit                                          1,265          5,226            --
  Borrowings on long-term debt                                               2,318         11,220            --
  Principal repayments on long-term debt, including related parties         (3,258)        (2,255)       (2,186)
  Debt issuance costs                                                         (248)          (105)           --
  Distributions to members of DW Leasing                                      (107)            --            --
  Exercise of warrant                                                           20             --            --
  Proceeds from capital contributions and
    sale of common stock                                                        --          2,473            --
                                                                     ---------------------------------------------

Net cash provided by (used in) financing activities from continuing
 operations                                                                    618         16,321        (2,186)

Net cash flow provided by discontinued operations                               39             --            --
                                                                     ---------------------------------------------

Increase (decrease) in cash and cash equivalents                               391            312          (268)

Cash and cash equivalents, beginning of year                                   529            217           485
                                                                     ---------------------------------------------

Cash and cash equivalents, end of year                                 $       920    $       529   $       217
                                                                     =============================================

Interest paid                                                          $     3,415    $     2,241   $       485
                                                                     =============================================

Interest received                                                      $        --    $        --   $       356
                                                                     =============================================

Taxes paid                                                             $        22    $        44   $         8
                                                                     =============================================

Noncash:
  Refinancing of debt, including related-party amounts                 $    12,122    $        --   $        --
  Conversion of contributed amounts to equity                          $     5,104    $       355   $        --
  Equipment purchased with debt                                        $     1,220    $     1,059   $        95
  Fair value changes of mandatory redeemable preferred stock           $        35    $        70   $        --
  Purchase price adjustment and conversion of
   accounts payable to debt                                            $       225    $        --   $        --
  Seller note on acquisition of United                                 $        --    $     1,500   $        --
  Seller note on acquisition of U.S. Rubber                            $        --    $     2,573   $        --






                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


1.   DESCRIPTION OF BUSINESS AND CHANGE OF NAME

Obsidian Enterprises, Inc. (the "Company"), formerly named Danzer Corporation ("Danzer") and previously Global Environmental Corp., was incorporated on October 6, 1987. Effective August 1, 1988, the Company acquired all of the issued and outstanding common shares of Global Environmental Holdings, Inc. ("Global Holdings"). On October 7, 1999, the Company changed its name from Global Environmental Corp. to Danzer Corporation.

Danzer was reorganized through an Acquisition and Plan of Reorganization with U.S. Rubber Reclaiming, Inc. and Related Entities ("U.S. Rubber Companies"), which was consummated on June 21, 2001. In addition, Danzer changed its name to Obsidian Enterprises, Inc. However, the operating company, Danzer Industries, Inc., retained its name. The operating company will continue to be referred to as Danzer Industries, Inc. The Acquisition and Plan of Reorganization of Danzer with U.S. Rubber Companies (see Note 6, the "Acquisition and Plan of Reorganization") was accounted for as a reverse acquisition as the shareholders of the U.S. Rubber Companies owned a majority of the outstanding stock of Danzer subsequent to the Acquisition and Plan of Reorganization. For accounting purposes, U.S. Rubber Reclaiming, Inc. is deemed to have acquired Danzer. Accordingly, the fiscal 2000 financial information presented herein represents only the financial results of U.S. Rubber Reclaiming, Inc.

Pursuant to the Plan of Acquisition and Reorganization described further in Note 6, United Expressline, Inc. was acquired July 31, 2001.

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

Danzer Industries, Inc. ("Danzer Industries"), which is principally engaged in the design, manufacture and sale of truck bodies and cargo trailers.

Pyramid Coach, Inc. ("Pyramid"), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The financial statements of Pyramid are presented on a combined basis. The combined financial statements of Pyramid also include the assets, liabilities, equity and results of operations of DW Leasing, LLC ("DW Leasing") and Obsidian Leasing Co., Inc. ("Obsidian Leasing"). DW Leasing is controlled by individuals which are also controlling shareholders of Obsidian Enterprises, Inc. and, accordingly, Pyramid. All coaches owned by DW Leasing are operated by Pyramid. Obsidian Leasing is also a wholly owned subsidiary of the Company. As part of the Plan of Reorganization, certain assets and liabilities of DW Leasing were to be transferred to Obsidian Leasing; however, the transfers could not be completed without lender approvals. On November 1, 2001, the Company completed the tax-free exchange contemplated by the Acquisition Agreement whereby all but seven coaches and the liabilities thereon were transferred to Obsidian Leasing. All intercompany transactions are eliminated in combination of this entity.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)

1.   DESCRIPTION OF BUSINESS AND CHANGE OF NAME, CONTINUED

Champion Trailer, Inc. ("Champion"), which manufactures and sells transport trailers to be used primarily in the auto racing industry. Effective October 2002, the Company's Board of Directors agreed to a plan to dispose of Champion as further described in Note 5. The sale of Champion was completed January 30, 2003. Accordingly, the operations of Champion are classified as discontinued operations in the accompanying financial statements.

United Expressline, Inc. ("United") manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION:

The accompanying 2002 consolidated financial statements present the accounts of Obsidian Enterprises, Inc. and its wholly owned subsidiaries described in Note 1 for the fiscal year ended October 31, 2002. The entities are collectively referred to herein as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying 2001 financial statements include the operations of U.S. Rubber, Champion, Pyramid and its related entity (DW Leasing) for the ten-month period ended October 31, 2001. January 1, 2001 was the beginning of the calendar year of the accounting acquirer U.S. Rubber. U.S. Rubber changed its fiscal year end to adopt Danzer's (legal acquirer and previous registrant) year end. The 2001 financial statements also include the operating results of Obsidian Enterprises, Inc. (formerly Danzer Corporation) and Danzer Industries, its wholly owned subsidiary, from June 21, 2001 (date of acquisition) through October 31, 2001. In addition, they include the results of United from July 31, 2001 (date of acquisition) through October 31, 2001. See Note 6 for further discussion.


BASIS OF PRESENTATION:

During 2002, the Company has undertaken various actions to improve its operations and liquidity. Such actions as described below include the sale of Champion, conversion of debt to equity and refinancing of certain of its debt agreements as described in Note 9. Management believes that the Company has financing agreements in place to provide adequate liquidity and working capital throughout fiscal 2003. However, there can be no assurance that such working capital and liquidity will in fact be adequate. Therefore, the Company may be required to draw upon other liquidity sources. The Company has therefore secured an increased financial commitment from Fair Holdings, Inc. ("Fair Holdings"), an entity controlled by the Company's Chairman, to provide, as needed, additional borrowings under a $5 million line of credit agreement, which expires January 9, 2005. Currently, availability under the agreement is approximately $3.2 million.

The Company incurred a net loss in 2002 of $6,330, which included an asset impairment charge of $720, cumulative effect of change in accounting principle of $2,015 and a loss from discontinued operations of $1,040. Several of the Company's subsidiaries were acquired in highly leveraged transactions and this factor combined with the loss has contributed to its failure to meet certain financial covenants required by the lenders. As a result of these covenant violations, $1,863 of long-term debt has been reclassified as a current liability as of October 31, 2002.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In view of these matters realization of assets and satisfaction of liabilities in the ordinary course of business is dependent on the Company's ability to generate sufficient cash flow to satisfy its obligations on a timely basis, maintain  compliance  with its  financing  agreements  and  continue  to receive financing support from Fair Holdings, Inc. ("Fair Holdings") an entity controlled by the Company's Chairman, to provide liquidity if needed.

Management, as a part of its plan towards resolving these issues and generating positive cash flow and earnings, has taken the actions as described below during and subsequent to the year ended October 31, 2002. Although management believes these actions will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity.

o On March 7, 2002, the Company completed a series of transactions with the subordinated lender at U.S. Rubber resulting in an increase in equity and a decrease in liabilities of $1,017. The subordinated lender received 30,000 shares of Series C Preferred Stock in this transaction.

o On March 20, 2002, DC Investments LLC ("DC Investments"), an entity controlled by the Company's Chairman, acquired all outstanding debt due to the senior lender of Champion in the amount of $602 in a nonrecourse assignment. Under the terms of the Company's agreement with DC Investments, this amount has been reclassified as a long-term liability.

o On April 30, 2002, the Company converted $1,290 of debt and accrued interest due to Obsidian Capital Partners, LP ("Partners"), majority owner of the Company, to equity in exchange for 402,906 shares of Series C Preferred Stock.

o On April 30, 2002, the Company converted $596 of debt and accrued interest due to Fair Holdings to equity in exchange for 186,324 shares of Series C Preferred Stock.

o On August 28, 2002, the Company completed refinancing of the Line of Credit facility and a term loan at United. The amount of maximum borrowings on the line of credit facility was increased and the maturity date extended to February 1, 2004. In addition, the maturity date of the term note was extended to July 1, 2004 and monthly principal payments were reduced by approximately 50%.

o On October 24, 2002, the Company refinanced the outstanding bank debt at U.S. Rubber with a new lender at terms more favorable than the previous lender.

o During 2002, the Board of Directors authorized the Chairman of the Board to explore various options regarding the operations at Champion. Options included divestiture, restructuring of operations or closing the facility. It was determined in the best interests of the Company to sell Champion. On January 30, 2003, the Company completed the sale of substantially all assets of Champion to an entity owned by Messrs. Durham and Whitesell, Chairman and President of the Company, respectively.

o    During  the  months  of  September   through  December  2002,  the  Company
     refinanced certain coaches of Obsidian Leasing with existing lenders and DC Investments at terms more favorable than the previous terms.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

o On October 24, 2002, the Company converted $1,275 of debt to Partners in exchange for 72,899 shares of Series D Convertible Preferred Stock.

o On October 24, 2002, the Company converted $270 of debt to Fair Holdings in exchange for 15,431 shares of Series D Convertible Preferred Stock.

o On January 2, 2003, the Company obtained an increase in its available line of credit with Fair Holdings to $5,000 from $3,000.

o During January 2003, United and U.S. Rubber obtained modifications to provide less stringent requirements on certain financial covenants with their respective lenders.

The above factors combined with additional actions by management at the operating subsidiaries have contributed to a reduction in the Company's working capital deficit from $2,528 at October 31, 2001 to a positive $1,591 at October 31, 2002.


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


FAIR VALUE OF FINANCIAL INVESTMENTS:

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables approximates fair value as the effective rates for these instruments are comparable to market rates at year end. The carrying amount of investments approximates fair market value. The carrying amount of debt approximates fair value, as a result of the current interest rates paid on the Company's borrowings being at market. The carrying value of mandatory redeemable preferred stock approximates market value determined based on the thirty-day average closing price of the Company's common stock.


MARKETABLE SECURITIES:

The Company classifies its marketable securities as available for sale. The securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in stockholders' equity (deficit). Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


PROPERTY, PLANT AND EQUIPMENT:

Building, equipment, furniture and fixtures are recorded at historical cost with depreciation taken using primarily the straight-line method over their estimated useful lives. Life ranges for property and equipment are as follows:

Buildings and improvements      30 - 39 years
Plant machinery and equipment   5 - 7 years
Furniture and fixtures          5 - 7 years
Coach fleet and vehicles        5 - 15 years

Effective February 1, 2002, the Company changed its estimate with regard to depreciation of coaches owned by Obsidian Leasing and DW Leasing by establishing a salvage value for the coaches of approximately 38% of original cost. The depreciable lives of the coaches of fifteen years was not changed. This change in estimate resulted in a reduced depreciation expense during the year ended October 31, 2002 of approximately $200.

CONCENTRATION OF CREDIT RISK:

The Company maintains cash balances at a bank, which at various times throughout the year exceeded the Federal Deposit Insurance Corporation (FDIC) limit.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's customers are not concentrated in any one specific geographic region. The credit risk associated with trade receivables within the various industries may be affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. The Company reviews a customer's credit history before extending credit. Allowances for doubtful accounts are established based on specific customer risk, historical trends and other information. Also see major customers described below.

Certain of Danzer Industries' employees, which represent 10% of total employees, are currently represented by the United Brotherhood of Carpenters and Joiners of America, Local Union No. 340, whose contract is in effect to January 2004. The contract contains provisions that affect compensation to be paid to employees included in the union.


GOODWILL, INTANGIBLE ASSETS AND DEFERRED COSTS:

Goodwill, net was $6,434 and $9,210 at October 31, 2002 and 2001, respectively. Accumulated amortization amounted to $76 at October 31, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill associated with acquisitions consummated after June 30, 2001 in the amount of $5,829 was not being amortized in the 2001 financial statements. All other goodwill was being amortized on a straight-line basis over 15 years through October 31, 2001. Effective November 1, 2001, the Company adopted SFAS No. 142 and completed transitional impairment testing during the third quarter. This transitional test resulted in an impairment charge of $2,015 that has been recorded as a change in accounting principle as discussed in Note 4.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Other intangible assets, net were $1,383 and $1,644 at October 31, 2002 and 2001, respectively. These amounts include trade names, customer relations and backlogs and other items, which are being amortized on a straight-line basis over lives ranging from three months to 15 years. At October 31, 2002 and 2001, accumulated amortization amounted to $430 and $169, respectively.

Deferred debt issuance costs are amortized over the term of the related debt, primarily four to five years.

Amortization of goodwill and other intangible assets described above for the year ended October 31, 2002 and the ten months ended October 31, 2001 was $440 and $303, respectively. Accumulated amortization on goodwill in the amount of $76 was written off in 2002 with the impairment discussed in Note 4.


INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as required. Under SFAS No. 109, deferred tax assets and liabilities are recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the enacted tax rates and laws expected to be in effect when the taxes are actually paid or received. (See Note 15.)


USE OF ESTIMATES:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. Significant items subject to such estimates and assumptions include valuation allowances for accounts receivable, inventories and deferred tax assets, the fair values of assets and liabilities when allocating the purchase price of acquisitions, and the carrying value of property and equipment and goodwill. Actual results may differ from those estimates.


CASH EQUIVALENTS:

For purposes of the statement of cash flows presentation, cash equivalents are unrestricted, highly liquid short-term cash investments with an original maturity of three months or less.


IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING INTANGIBLES:

The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected future cash flows resulting from the use of the assets. In addition, the Company adopted SFAS No. 142 effective November 1, 2001 and completed transitional impairment testing that resulted in an impairment charge of $2,015, which is recorded as a cumulative effect of change in accounting principle. In addition, the Company completed additional impairment testing in the fourth quarter, as further discussed in Note 4, resulting in an impairment charge of $720.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


MAJOR CUSTOMERS:

The following is a list of the Company's customers that represent 10% or more of consolidated net sales:

                                Year Ended         Ten Months Ended         Year Ended
                                October 31,            October 31,          December 31,
                                   2002                   2001                  2000
                           ------------------------------------------------------------------
Butyl rubber sales:
  Customer (1)                       --                   13%                     34%
  Customer (2)                       --                    8%                     22%

There were no sales to individual customers in 2002 that accounted for more than 10% of consolidated net sales.


EARNINGS PER SHARE:

Basic per-share amounts are computed, generally, by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts except that the weighted-average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive.

In arriving at the weighted average number of common shares outstanding for basic income (loss) per share, the Company's Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of the Company's common stock, have been reflected as equivalent common shares based on their conversion rates of 20 to 1 and 175 to 1, respectively. Therefore, for the year ended October 31, 2002 and the ten-month period ended October 31, 2001, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common stock equivalent shares of 81,194,826 and 39,782,638, respectively. The Series D Preferred Stock has been reflected on a weighted average basis outstanding as common stock equivalent shares of 297,264 for the year ended October 31, 2002. There were no Series D Preferred Stock shares issued or outstanding during the ten-month period ended October 31, 2001. The weighted average common shares outstanding for the year ended December 31, 2000 reflect the 1,970,962 shares of Series C Preferred Stock issued to the former stockholders of the companies acquired in the reverse merger, as if such shares had been converted into their equivalent number of common shares of 39,419,240. Furthermore, because no other common equivalents were issued to the former stockholders of the acquired companies, the basic and diluted weighted average common shares outstanding for 2000 are the same.

As described in Note 9, the Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share. In addition, and as described in Note 13, the Company has options outstanding to purchase a total of 800,000 shares of common stock, at a weighted average exercise price of $0.09. However, because the Company incurred a loss for the periods ended October 31, 2002 and 2001, respectively, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and diluted earnings (loss) per share have been computed as follows:

                                                                      Year Ended      Ten Months Ended       Year Ended
                                                                   October 31, 2002   October 31, 2001   December 31, 2000
                                                                   ------------------ ------------------ -------------------

Income (loss) before discontinued operations and cumulative
 effect of accounting change                                         $       (3,275)    $       (1,019)    $           48
Change in fair value of mandatory redeemable preferred stock                     35                 70                 --
                                                                   ------------------ ------------------ -------------------

Income (loss) attributable to common shareholders before
 discontinued operations and cumulative effect of accounting
 change                                                                      (3,240)              (949)                48

Loss from discontinued operations, net of tax                                (1,040)            (3,376)                --
Cumulative effect of change in accounting principle                          (2,015)                --                 --
                                                                   ------------------ ------------------ -------------------

Net income (loss) attributable to common shareholders                $       (6,295)    $       (4,325)    $           48
                                                                   ================== ================== ===================

Weighted average common and common equivalent shares
 outstanding, basic and diluted                                         117,499,946         63,367,140         39,419,240
                                                                   ================== ================== ===================

Earnings (loss) per share, basic and diluted, attributable to common shareholders:
  From continuing operations                                         $       (.02)      $       (.02)      $           --
  Discontinued operations                                                    (.01)              (.05)                  --
  Cumulative effect of accounting change                                     (.02)             --                      --
                                                                   ------------------ ------------------ -------------------

Net income (loss) per share                                          $       (.05)      $       (.07)      $           --
                                                                   ================== ================== ===================

INSURANCE RECOVERY:

On May 16, 2002, U.S. Rubber was damaged by a fire at an adjacent property. The Company completed processing its claims with its insurance carrier for damaged equipment and facilities and business interruption losses on August 16, 2002. There was no material gain or loss on involuntary conversion as a result of this fire. An insurance recovery related to the business interruption claim, net of incurred and anticipated costs, in the amount of $325 has been recognized as reduction of operating costs.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


COMPREHENSIVE INCOME:

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities and is presented in the consolidated statement of stockholders' equity.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company implemented the remaining provisions of SFAS No. 142 on November 1, 2001. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. The adoption of this pronouncement resulted in $5,829 of goodwill not being amortized and the elimination of approximately $225 of amortization annually on another $3,381 of goodwill previously being amortized. The adoption of SFAS No. 142 also resulted in an impairment charge of $2,015 recorded as cumulative effect of change in accounting principle as further described in Note 4.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The Company adopted SFAS No. 144 effective October 31, 2002. Consequently, the operating results of Champion, which were held for sale at October 31, 2002, are included as discontinued operations. Assets and liabilities of Champion are included in "Assets of subsidiaries held for sale" and "Liabilities of subsidiaries held for sale," respectively, at October 31, 2002 and 2001, as discussed in Note 5.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other technical corrections, rescinds SFAS No's. 4 and 64 which required gains and losses from the early extinguishment of debt be classified as extraordinary items in the statement of operations. This statement is effective for fiscal years beginning after May 15, 2002 although early application is encouraged. The Company adopted SFAS No. 145 effective August 1, 2002. Accordingly, losses on early extinguishment of debt in the amount of $181 have been included in other expense in 2002.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financials statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the October 31, 2003 financial statements. The interim reporting disclosure requirements will be effective for the Company's January 31, 2003 10-Q. Because the Company continues to account for employee stock-based compensation under APB opinion No. 25, the transitional guidance of SFAS No. 148 has no effect on the financial statements at this time.

3.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2002. The Company is restating its previously issued financial statements for the ten months ended October 31, 2001 for this error.

Below is a comparison of previously reported and restated balances included in the Consolidated Balance Sheet and Statement of Operations as of and for the ten months ended October 31, 2001. The amounts included as previously reported exclude the effect of classification of Champion in discontinued operations.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


3.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, CONTINUED

                                                            Previously           Change           As Restated
                                                             Reported
                                                        ------------------- ------------------ ------------------

Income Statement:
  Interest expense                                        $       2,277       $          35      $       2,312
  Loss from continuing operations                                  (984)                (35)            (1,019)
  Net loss                                                       (4,360)                (35)            (4,395)
  Earnings (loss) per share from continuing
    operations                                                    (.02)                  --              (.02)
  Net loss per share                                              (.07)                  --              (.07)
Balance Sheet:
  Net deferred tax assets                                           538                  14                552
  Deferred tax valuation reserve                                 (1,537)                (14)            (1,551)
  Long-term debt                                                 27,546              (1,470)            26,076
  Mandatory redeemable preferred stock                               --               1,435              1,435
  Additional paid-in capital                                      5,612                  70              5,682
  Retained earnings (deficit)                                    (4,360)                (35)            (4,395)

The restated balances arise from the allocation of the proceeds to Series C Preferred Stock issued in conjunction with the related debt. The change in interest expense is related to accretion of interest resulting from the allocation of the mandatory redeemable preferred stock. The change in additional paid-in capital is the result of fair value changes on the redeemable preferred stock, as further described in Note 12.

4. CHANGE IN ACCOUNTING PRINCIPLES, GOODWILL AND INTANGIBLE ASSETS, AND IMPAIRMENT OF LONG-LIVED ASSETS

As discussed in Note 2, the Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Accordingly, effective with the November 1, 2001 adoption of SFAS No. 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The Company completed its transitional impairment test in conjunction with the adoption of SFAS No. 142 during the quarter ended July 31, 2002. The impairment test indicated that a portion of the goodwill related to the trailer manufacturing segment was impaired. Accordingly, $2,015 has been recorded as a cumulative effect of change in accounting principle. This charge was reflected in the first quarter pursuant to the implementation guidelines.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


4. CHANGE IN ACCOUNTING PRINCIPLES, GOODWILL AND INTANGIBLE ASSETS, AND IMPAIRMENT OF LONG-LIVED ASSETS, CONTINUED

During October 2002, the Company also evaluated the recoverability of the long-lived assets, including the remaining goodwill associated with Danzer. Deteriorating performance, including reduced sales and the bankruptcy of a major customer, brought the recoverability of those assets into question. The evaluation resulted in an additional goodwill impairment charge of $720.

During October 2001, the Company completed an evaluation of the recoverability of the assets (primarily goodwill) of Champion. Certain events occurred during the period ended October 31, 2001 which caused the full recoverability of those assets to be brought into question. Deterioration of the performance of Champion, including lower overall sales demand and difficulties in achieving manufacturing efficiencies, resulted in the investment in Champion becoming impaired. Accordingly, during fiscal 2001, Champion recorded charges of $2,305 related to the impairment of goodwill. This charge was based on the estimated fair value of the long-lived assets of Champion. Operations of Champion have been classified as discontinued operations as further described in Note 5.

The changes in the carrying amounts of goodwill related to continuing operations are as follows:

                                               Trailer             Holding
                                             Manufacturing         Company              Total
                                         --------------------- ---------------- ------------------

Balance as of January 1, 2001              $           --        $          --    $           --
Goodwill arising from 2001 acquisitions             8,636                   650            9,286
2001 amortization                                     (76)                   --              (76)
                                         --------------------- ---------------- ------------------

Balance, October 31, 2001                           8,560                   650            9,210
Purchase price adjustment                             (41)                   --              (41)
Impairment charges                                   (720)                   --             (720)
Cumulative effect of change in
 accounting principle                              (2,015)                   --           (2,015)
                                         --------------------- ---------------- ------------------

Balance, October 31, 2002                  $        5,784              $   650    $        6,434
                                         ===================== ================ ==================

Had SFAS No. 142 been effective at the beginning of 2001, the nonamortization provisions would have reduced the net loss for the ten months ended October 31, 2001 by $76, resulting in an adjusted net loss of $4,319 and no change in earnings per share.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)



5.   DISCONTINUED OPERATIONS

On October 30, 2002, the Company's Board of Directors agreed to sell the assets of Champion to an entity controlled by Messrs. Durham and Whitesell (Officers of the Company) for the assumption of all liabilities of Champion excluding its subordinated debt. The decision to divest Champion was based on the entity's inability to achieve profitable operations in the foreseeable future without substantial cash infusion. The Company also agreed in principal to settle the outstanding subordinated debt of Champion in exchange for a cash payment of $675 and issuance to the debt holder of 32,143 shares of the Company's Series D Preferred Stock. In addition, the agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The repurchase option is available to Markpoint as follows: 16,072 shares during the period May 1, 2003 to June 1, 2003 and 16,071 shares during the period November 1, 2003 to December 1, 2003. The repurchase options expire if not exercised during the specified periods. The Company's repurchase obligation is guaranteed by Mr. Durham. The sale of Champion was completed on January 30, 2003. Champion is accounted for as a discontinued operation and therefore the results of operations and cash flows have been removed from the Company's continuing operations for all periods presented. In addition, assets and liabilities of Champion are included in the consolidated balance sheet as of October 31, 2002 and 2001 as "Assets of subsidiary held for sale" and "Liabilities of subsidiary held for sale," respectively.

A summary of the Company's discontinued operations for the year ended October 31, 2002 and ten months ended October 31, 2001 follows. There were no discontinued operations for the year ended December 31, 2000.

                                                                Year Ended      Ten Months Ended
                                                             October 31, 2002   October 31, 2001
                                                            ------------------- ------------------

Net sales                                                     $        2,882      $        3,365
Operating expenses                                                     4,066               4,148
Impairment loss                                                           --               2,305
Interest                                                                 290                 288
Net loss                                                              (1,040)             (3,376)

A summary of assets and liabilities of subsidiary held for sale at October 31, 2002 and 2001 are as follows:

                                                             October 31, 2002   October 31, 2001
                                                            ------------------- ------------------

Assets of subsidiary held for sale:
  Inventories                                                 $          551      $        1,131
  Other current assets                                                   177                 261
  Property and equipment, net                                            715                 848
  Other                                                                   95                 134
                                                            ------------------- ------------------

                                                              $        1,538      $        2,374
                                                            =================== ==================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


5.   DISCONTINUED OPERATIONS, CONTINUED


Liabilities of subsidiary held for sale
  Accounts payable and accrued expenses                       $          709      $          603
  Customer deposits                                                      313                 383
  Long-term debt                                                          --               1,362
  Long-term debt, related parties                                      1,826                  --
                                                            ------------------- ------------------

                                                              $        2,848      $        2,348
                                                            =================== ==================

6.   ACQUISITIONS AND PLAN OF REORGANIZATION

As previously discussed in Notes 1 and 2, on June 21, 2001, a change of control of the Registrant occurred through an Acquisition Agreement and Plan of Reorganization by and among Danzer, Danzer Industries, Inc., a wholly owned subsidiary of Danzer, and Partners, Timothy S. Durham (the newly elected Chairman of the Board of Danzer), and other individual owners of Pyramid and Champion. On the Acquisition Date, Danzer acquired: all of the outstanding capital stock of Pyramid in exchange for 810,099 shares of Danzer Series C Preferred Stock ("Danzer Preferred"); all of the outstanding capital stock of Champion for 135,712 shares of Danzer Preferred and all of the outstanding capital stock of U.S. Rubber for 1,025,151 shares of Danzer Preferred. On July 31, 2001, Danzer acquired all of the outstanding capital stock of United
Acquisition, Inc. ("UAI"), the holding company formed to acquire assets of United, from Partners for 2,593,099 shares of Danzer Preferred.

After the series of transactions were completed on July 31, 2001, Partners owned 75.42% of the total voting, convertible capital stock (Preferred) of Danzer. The preacquisiton Danzer shareholders and their successors owned the remaining capital stock representing 24.58% of the total voting capital stock (Common). Since the U.S. Rubber Companies are so much larger than Danzer, and the existing U.S. Rubber shareholders obtained a majority interest in the stock of Danzer, they have been treated, for accounting purposes, as the acquirer in the Reorganization (reverse merger). In addition, on July 31, 2001, Partners, through UAI, acquired substantially all of the assets of United, an Indiana-based manufacturer of enclosed cargo and specialty trailers, for approximately $15,358. The purchase price and purchase accounting has been allocated to the assets and liabilities of United based on their fair values. Partners exchanged 100% of its shares of UAI for shares of Series C Preferred Stock of Danzer. As a result, UAI became a wholly owned subsidiary of Danzer and will operate under the name of "United Expressline, Inc."


ACQUISITION OF DANZER AND SUBSIDIARY:

The purchase price and purchase accounting was allocated to the assets and liabilities of Danzer based on their fair values. The purchase price was based on the value of Danzer's equity determined by a third-party appraisal company of $3,257 plus acquisition costs of $964.

An independent third-party appraisal company conducted a valuation of Danzer's stock. The valuation allocation to tangible assets included $2,300 and $1,536 of net liabilities assumed. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets of $3,457 was allocated to goodwill. Of this amount, $650 was allocated to Danzer and $2,807 allocated to Danzer Industries, its subsidiary.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


6.   ACQUISITIONS AND PLAN OF REORGANIZATION, CONTINUED

ACQUISITION OF UNITED EXPRESSLINE, INC.:

An independent third-party appraisal company conducted a valuation of United's intangible assets. These intangibles include existing brand name, noncompete, and the customer base. The valuation of intangibles included $822 for brand name, $886 for noncompete, and $105 for the customer base. The excess of the purchase price of $15,358 over the fair value of the identifiable tangible and intangible net assets of $5,821 has been allocated to goodwill. The value assigned to tangible assets totaled $7,563.

The following schedule is a description of acquisition costs of Danzer and United Expressline, Inc. and the respective purchase price allocations:

                                                                  Danzer             United
                                                            ---------------------------------------

Purchase price:
  Preferred stock                                             $        3,257     $           --
  Cash to seller                                                          --             11,050
  Seller note                                                             --              1,500
  Liabilities assumed                                                     --              1,670
  Acquisition costs, including amounts to related
    parties (see Note 16)                                                964              1,138
                                                            ---------------------------------------

Total purchase price                                          $        4,221     $       15,358
                                                            =======================================

Purchase price allocation:
  Current assets, including accounts receivable
    and inventory, net of current liabilities
    assumed                                                   $          329     $        5,559
  Land, property and equipment                                         2,300              2,004
  Goodwill                                                             3,457              5,829
  Intangible assets                                                       --              1,813
  Other assets                                                            65                153
  Less debt assumed                                                   (1,930)                --
                                                            ---------------------------------------

Total purchase price allocation                               $        4,221     $       15,358
                                                            =======================================


PRO FORMA INFORMATION:

The unaudited condensed consolidated results of operations on a pro forma basis as if the reorganization had occurred as of the beginning of the periods projected are as follows:

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


6.  ACQUISITIONS AND PLAN OF REORGANIZATION, CONTINUED

The unaudited condensed consolidated results of operations shown below are presented on a pro forma basis and represent the results of Danzer, Danzer Industries, U.S. Rubber, Pyramid, DW Leasing and Obsidian Leasing on a combined basis. Champion has been excluded from the amounts below, as it is currently shown as discontinued operations. In addition, United is treated as if the business combinations of these entities occurred at the beginning of the periods presented. The schedule below includes all depreciation, amortization and nonrecurring charges for all entities for the periods shown.

                                        Ten Months Ended      Year Ended
                                          October 31,        December 31,
                                              2001               2000
                                      ----------------------------------------

Net sales                                $        49,830     $        61,320

Income (loss) from continuing
 operations                              $          (491)    $           150

Income (loss) from continuing
 operations per share - basic and
 diluted                                 $         (.01)     $          .00

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the Reorganization been consummated as of the above dates, nor are they necessarily indicative of future operating results.

7.   INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

                                                                October 31,        October 31,
                                                                   2002                2001
                                                             ------------------ -------------------

Raw materials                                                  $        3,655     $        3,470
Work-in-process                                                           709                604
Finished goods                                                          3,417              2,322
Valuation reserve                                                        (466)              (833)
                                                             ------------------ -------------------

Total                                                          $        7,315     $        5,563
                                                             ================== ===================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


7.  INVENTORIES, CONTINUED

The Company provides valuation reserves for inventory considered obsolete or not currently available for use in production. Inventory reserves at U.S. Rubber are related to excess scrap butyl rubber not currently available for use without further processing; therefore, it has minimal value. Changes in the valuation reserve are as follows:


                                            U.S. Rubber          United              Total
                                         ------------------ ------------------ ------------------

Balance at January 1, 2001                 $       (1,338)    $           --     $       (1,338)
  Provision for losses                                (60)               (13)               (73)
  Use of reserved inventory                           578                 --                578
                                         ------------------ ------------------ ------------------

Balance at October 31, 2001                          (820)               (13)              (833)

  Provision for losses                                (50)                --                (50)
  Use of reserved inventory                           404                 13                417
                                         ------------------ ------------------ ------------------

Balance at October 31, 2002                $         (466)    $           --     $         (466)
                                         ================== ================== ==================

8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows:

                                                                October 31,        October 31,
                                                                   2002                2001
                                                             ------------------ -------------------

Land and improvements                                          $          488     $          488
Buildings and improvements                                              3,520              3,557
Plant machinery and equipment                                           9,767              8,016
Furniture and fixtures                                                    334                247
Coach fleet and vehicles                                               13,312             13,407
                                                             ------------------ -------------------

Total                                                                  27,421             25,715
Less accumulated depreciation                                          (4,373)            (2,331)
                                                             ------------------ -------------------

Net property, plant and equipment                              $       23,048     $       23,384
                                                             ================== ===================

Depreciation expense of property, plant and equipment for the year ended October 31, 2002, the ten months ended October 31, 2001, and the year ended December 31, 2000 included in continuing operations was $2,128, $1,752, and $548, respectively.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)



9.   FINANCING ARRANGEMENTS

The Company has the following outstanding debt as of October 31, 2002 and 2001:

                                                                                            Debt Amount
                                                                                -------------------------------------
                                                                                   October 31,        October 31,
                                                                                      2002               2001
                                                                                ------------------ ------------------

U.S. Rubber

Line of credit to a bank, bearing interest at prime (4.75% at October 31, 2002), borrowings not to exceed the greater of $4,000 or the borrowing base (85% of eligible accounts receivable and 42% of eligible inventories), interest payable monthly, balance due October 2005, collateralized by
 substantially all assets of U.S. Rubber*                                         $        1,528     $           --

Note payable to a bank, interest payable monthly at prime plus .50% (5.25% at
 October 31, 2002), monthly principal payments of $48, due October 2005,
 collateralized by substantially all assets of U.S. Rubber.*                               4,000                 --

Note payable to DC Investments,  LLC, interest payable monthly at 15%, balloon
 payment due March 2007, subordinate to bank debt.                                           700                 --

Other                                                                                         76                 88

Line of credit                                                                                --              1,732

Notes payable to a bank                                                                       --              2,861

Notes payable to former owner (SerVaas, Inc.)                                                 --              2,480
                                                                                ------------------ ------------------

Subtotal U.S. Rubber                                                                       6,304              7,161
                                                                                ------------------ ------------------

*U.S. Rubber was in technical default of a loan covenant with its primary lender at October 31, 2002. The Company has obtained a waiver of the violation from its lender and a modification to the covenant requirements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


9.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                            Debt Amount
                                                                                -------------------------------------
                                                                                   October 31,        October 31,
                                                                                      2002               2001
                                                                                ------------------ ------------------
Champion

Note payable to The Markpoint Company, interest payable monthly at 13.50%, commencing June 1, 2000, balloon payment of outstanding principal balance due
 May 2005, collateralized by substantially all assets of Champion and
 subordinate to notes payable to DC Investments LLC *                             $        1,250     $        1,250

Notes  payable  to DC  Investments,  LLC,  interest  payable  monthly at rates
 ranging from 5.25% to 5.50%, balloon payments due January 2004 and June 2005              1,794                 --

Other                                                                                         32                 15

Line of credit, to bank                                                                       --                200

Notes payable to a bank                                                                       --              1,147
                                                                                ------------------ ------------------

Subtotal Champion                                                                          3,076              2,612
                                                                                ------------------ ------------------

*Champion was in technical default of all its debt with The Markpoint Company in 2002. The Company has reached agreement with The Markpoint Company to settle the debt as further discussed in Note 17. As a result of this agreement, $1,013 of the debt due The Markpoint Company has been classified as current.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


9.  FINANCING ARRANGEMENTS, CONTINUED

                                                                                            Debt Amount
                                                                                -------------------------------------
                                                                                   October 31,        October 31,
                                                                                      2002               2001
                                                                                ------------------ ------------------
Pyramid, DW Leasing and Obsidian Leasing

Various installment loans, repayable in monthly installments totaling $135 including interest ranging from the three-month LIBOR rate plus .12% (1.82% at
 October 31, 2002) to 13.1% through November 2007 and applicable balloon payments thereafter through December 2007, less unamortized discount ($387 at
 October 31, 2002) first lien on assets financed (finance acquisition and asset purchases). A portion of the borrowings guaranteed by the members of
 DW Leasing.                                                                      $       10,170     $       12,929

Former shareholders of Pyramid and related companies installment loans, repayable in monthly installments of interest at 9% through December 2002 with a balloon payment in January 2003, collateralized by Security Agreements for
 Pyramid, DW Leasing and the members of DW Leasing (finance
 acquisition), refinanced subsequent to year end.                                            928                928

Note payable to Fair  Holdings,  Inc.,  repayable in monthly  installments  of interest ranging from 10% to 14% through October 2012 and applicable  balloon
 payments through November 2012.                                                           2,138                 --

Other                                                                                         37                 31
                                                                                ------------------ ------------------

Subtotal Pyramid, DW Leasing, and Obsidian Leasing                                        13,273             13,888
                                                                                ------------------ ------------------

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


9.  FINANCING ARRANGEMENTS, CONTINUED

                                                                                            Debt Amount
                                                                                -------------------------------------
                                                                                   October 31,        October 31,
                                                                                      2002               2001
                                                                                ------------------ ------------------

Danzer Industries

Line of credit to a bank, maximum borrowing equal to $1,000, with a base of 80%
 of eligible accounts receivable; plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at the LIBOR Daily Floating
 Rate plus 3.2% (4.94% at October 31, 2002), due March 2002, collateralized by substantially all assets of Danzer Industries
 and guaranteed by Obsidian Enterprises, Inc.*                                    $          875     $           75

Note payable to a bank, requires monthly principal installments of $6 plus interest at the LIBOR Daily Floating Rate plus 3.2% (4.94% at October 31,
 2002), due August 15, 2006. Collateralized by substantially all assets of
 Danzer Industries and guaranteed by Obsidian Enterprises, Inc.*                             917                983

Term loans payable to US Amada, Ltd. Monthly payments currently aggregating $13 including interest at 10%, loans due January 2003, collateralized by
 equipment financed                                                                          157                285

Equipment loans  payable--monthly  payments currently  aggregating $2 including interest  of  9.50%  to  11.30%  through  November  2006.  Collateralized  by
 equipment financed.                                                                          88                 53

Other                                                                                         27                 10
                                                                                ------------------ ------------------

Subtotal Danzer Industries                                                                 2,064              1,406
                                                                                ------------------ ------------------

*In 2002, Danzer Industries was in technical default of certain loan covenants, as well as being in excess of borrowing base amounts in its credit agreement related to the line of credit and $1,000 note payable. Danzer and the bank have entered into a forbearance agreement which requires payment of these amounts by March 31, 2003. Accordingly, all related debt has been classified as current.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


9. FINANCING ARRANGEMENTS, CONTINUED

                                                                                            Debt Amount
                                                                                -------------------------------------
                                                                                   October 31,        October 31,
                                                                                      2002               2001
                                                                                ------------------ ------------------

United

Line of credit to a bank, maximum borrowing equal to $3,750, with a base of 80%
 of eligible accounts receivable plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at prime plus .75% (5.50% at
 October 31, 2002), due February 1, 2004. Collateralized by substantially all assets of United and guaranteed by
 Obsidian Enterprises, Inc.*                                                      $        3,088     $        3,111

Notes payable to a bank, requires monthly principal installments of $48 plus interest ranging from prime plus 1% (5.75% at October 31, 2002) to prime plus
 2% (6.75 at October 31, 2002), due through July 2006, collateralized by substantially all assets of United and guaranteed by Obsidian Enterprises,
 Inc.*                                                                                     2,054              2,989

Subordinated note payable to Huntington Capital Investment Company, interest payable quarterly at 14% per annum, balloon payment of outstanding principal balance due July 26, 2006, less unamortized discount ($1,309 and $1,470 at
 October 31, 2002 and 2001, respectively). Unsecured and subordinate to line
 of credit and notes payable above.*                                                       2,191              2,030

Note payable to former shareholder, interest payable monthly at 9% per annum, balloon payment of outstanding principal balance due July 27, 2006. Unsecured and subordinate to line of credit, notes payable and Huntington
 debt above.*                                                                              1,500              1,500

Note payable to Renaissance (formerly parent Danzer Corporation), interest payable monthly at 8% per annum, with monthly principal payments beginning July
 2004 at a rate of $10 for each $1,000 of outstanding principal, due July 2008.
 Convertible at the option of the holder to common stock of Obsidian Enterprises at a conversion price of $.10 per share. The loan agreement also restricts dividend payments without the prior consent of the
 lender.*                                                                                    500                500

Note payable to a former shareholder,  requires monthly principal installments
 of $16 including interest at 9%, due March 2003*                                             77                 --

Other                                                                                         83                112
                                                                                ------------------ ------------------

Subtotal United                                                                            9,493             10,242
                                                                                ------------------ ------------------


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


9.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                            Debt Amount
                                                                                -------------------------------------
                                                                                   October 31,        October 31,
                                                                                      2002               2001
                                                                                ------------------ ------------------

United, continued

*United was in technical default of certain loan covenants with its senior and subordinated lender at October 2002. United has obtained waivers of the violations from the lenders and modifications of various covenants with these lenders.

Obsidian Enterprises, Inc.

Line of credit to Fair Holdings,  maximum borrowing equal to $5,000,  interest
 payable monthly at 10%, due January 2005                                                  1,798                 --

Note  payable to Fair  Holdings,  interest  payable  monthly  at 15%,  balloon
 payment due March 2007                                                                      774                 --

Note payable to Fair Holdings,  interest payable monthly at 5.25%, due October
 2005                                                                                        108                 --
                                                                                ------------------ ------------------

Subtotal Obsidian Enterprises, Inc.                                                        2,680                 --
                                                                                ------------------ ------------------

Total all companies                                                                       36,890             35,309

Less liabilities of subsidiary held for sale                                              (1,826)            (1,362)
Less related-party amounts presented separately                                           (5,518)                --
Less current portion                                                                      (5,667)            (7,871)
                                                                                ------------------ ------------------

                                                                                  $       23,879     $       26,076
                                                                                ================== ==================

Following are the maturities of long-term debt for each of the next five years and thereafter:


2003                                                           $      5,329***
2004                                                                  5,588
2005                                                                 11,977
2006                                                                  6,581
2007                                                                  2,050
Thereafter                                                            3,539
                                                             -------------------

                                                                   $ 35,064
                                                             ===================

***The current portion of long-term debt includes $1,863 of amounts in default and classified as current.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


9.   FINANCING ARRANGEMENTS, CONTINUED

Various subsidiary companies were in violation of requirements to provide year-end financial statements to various lenders within 90 days of the close of the 2002 year end. Management received an extension of time from the lenders.

At October 31, 2002, the Company was in violation of negative covenants with Renaissance US Growth & Income Trust PLC and BFSUS Special Opportunities Trust PLC, the holders of debentures that completed the financing of United. The Company received a waiver of the violations as of October 31, 2002 and obtained modifications of terms with the debenture holders to provide for less stringent covenants. In exchange for the waiver and modifications, the Company issued warrants to the debenture holders to purchase up to 16,000 shares of the Company's common stock at an exercise price of $.20 per share.

The Company has an agreement with Partners that gives the Company the right to mandate a capital contribution from Partners if the lenders to U.S. Rubber and/or United were to declare a default. In that event, the Company has the right to enforce a capital contribution agreement with Partners up to $1,620 on U.S. Rubber and $1,000 on United to fund the respective subsidiary's shortfall. Those payments, if any, would be applied directly to reduce the respective subsidiary's debt obligations to the lender.

The following details significant changes in debt during the year ended October 31, 2002:


U.S. RUBBER:

During February 2002, U.S. Rubber entered into a "Second Amendment to Credit Agreement" with its then primary lender. The terms of the amendment required scheduled debt service payments under substantially the same terms through November 1, 2002 when all debt outstanding with the primary lender was to become due. The agreement also modified the terms of an operating lease with the lender requiring payment in full of the remaining lease obligation as of November 1, 2002.

During October 2002, this debt was refinanced with a new lender. In addition, the equipment that related to the operating lease was repurchased and the equipment, the unamortized loss related to the 2001 transaction, as discussed in
Note 10, and its related debt has been recorded at October 31, 2002.

On March 7, 2002, the Company completed a series of transactions with U.S. Rubber, SerVaas, Inc. ("SerVaas"), the former owner of U.S. Rubber, and DC Investments, LLC ("DC Investments"), an entity controlled by the Company's Chairman, whereby certain existing debt of U.S. Rubber was acquired from SerVaas. DC Investments acquired the SerVaas interest in the debt agreement with a remaining balance of $730, plus accrued interest of $123, for $700. U.S. Rubber then acquired this agreement in exchange for a new note payable to DC Investments with a face amount of $700. The note requires monthly interest payments at 15% per annum with the principal payable March 2007. The note is subordinate to debt outstanding with the senior lender of U.S. Rubber.

The Company also acquired the SerVaas interest in the U.S. Rubber $1,750 subordinated note payable, plus accrued interest of $255, in exchange for $700 and 30,000 shares of Series C Preferred Stock. The cash portion of the transaction was from the proceeds of a note payable in the amount of $700 issued to DC Investments. The note requires monthly interest payments at 15% per annum with the principal payable March 2007.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


9.   FINANCING ARRANGEMENTS, CONTINUED

No gain or loss was recognized in the SerVaas transactions because of the involvement of related parties. The transaction resulted in an increase in equity of the Company of $1,016, consisting of a $1,463 reduction of liabilities, offset by a tax impact of $447.


CHAMPION:

After October 31, 2001, Champion was in violation of its Senior Credit facility with Bank One. Champion was working under a forbearance agreement through March 15, 2002. Champion paid down the Bank One debt by $570 to Champion as consideration for such agreements. The Company made a capital contribution of $570 from loan proceeds from DC Investments. On March 20, 2002, DC Investments acquired the senior lender's loan to Champion in the amount of $602 in a nonrecourse assignment of the debt.


PYRAMID, DW LEASING AND OBSIDIAN LEASING:

During October 2002, Obsidian Leasing refinanced debt in the amount of $4,666 with Old National Bank. The refinancing was completed through both the existing lender at 80% of the then-outstanding balance and Fair Holdings. The new terms with the existing lender include interest at rates ranging from LIBOR plus .12 % to LIBOR plus 5.65% and a maturity of December 2004. The remaining 20% of the then-outstanding term notes was paid by borrowings from Fair Holdings of approximately $1,004. The transaction resulted in a discount on the new term loans in the amount of $387 and a loss on refinancing of $182.

During October 2002, Obsidian Leasing also refinanced debt in the amount of $2,836 with Edgar County Bank through borrowings from both Edgar County and Fair Holdings. Terms of the new term note with Edgar County include an 80% payoff of the then-outstanding term notes, interest at a rate of prime plus 2.75% and a maturity of September 2007. The remaining 20% of the then-outstanding term notes was paid by borrowings from Fair Holdings of approximately $584. The transaction did not result in a gain or loss.


UNITED:

On August 28, 2002, the agreements for one of the notes payable and the revolving line of credit were amended to extend the final maturities from July 1, 2003 to July 1, 2004 for the note payable and July 1, 2002 to February 1, 2004 for the revolving line of credit. In addition, the monthly principal installments on the note payable were decreased by $36 to $36 and maximum borrowings on the revolving line of credit were increased from $3,500 to $3,750.

10.  LEASING ARRANGEMENTS

In October 2001, the Company entered into a sales-leaseback arrangement. Under the arrangement, the Company sold equipment and leased it back for a period of five years. The leaseback has been accounted for as an operating lease. The loss of $218 realized in the transaction was deferred and was being amortized to income in proportion to rental expense over the term of the lease. Proceeds from the sale of $1,050 were used to reduce borrowings under the line of credit.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


10.  LEASING ARRANGEMENTS, CONTINUED

During October 2002, in conjunction with the refinancing described in Note 9, the Company repurchased the equipment. The unamortized loss of $175 as of October 24, 2002 was included as part of the equipment purchase price capitalized.

The Company has various operating lease commitments, principally related to machinery and equipment, office equipment, and facilities. The approximate future minimum annual rentals for the years under the terms of these leases, which expire on various dates through the year ending October 31, 2008, are as follows:


Year Ending October 31,

2003                                      $          450
2004                                                 353
2005                                                 274
2006                                                 189
2007                                                 124
Thereafter                                             7
                                        -------------------

                                          $        1,397
                                        ===================

Rental expense under operating leases for the year ended October 31, 2002, ten months ended October 31, 2001 and year ended December 31, 2000, in thousands, was $562, $514 and $130, respectively.

11.  EMPLOYEE BENEFIT PLANS

The Company, through certain of its subsidiaries, has defined contribution 401(k) plans which permit voluntary contributions up to 20% of compensation and which provide Company-matching contributions of up to 10% of employee contributions not to exceed 6% of employee compensation. 401(k) plan expense for the year ended October 31, 2002, the ten-month period ended October 31, 2001 and the year ended December 31, 2000 was approximately $148, $35 and $25, respectively.

12.  MANDATORY REDEEMABLE PREFERRED STOCK

In conjunction with the United acquisition described in Note 6, the Company issued 386,206 shares of Series C Preferred Stock to Huntington Capital Investment Corporation ("Huntington"), the senior subordinated lender of United. The note purchase agreement included a provision giving Huntington the option to require the Company to repurchase the Series C Preferred Stock. Under the terms of the agreement, Huntington has the option of requiring the Company to repurchase these shares at 90% of market value at the date of redemption upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. At October 31, 2002, the Company had violated certain financial covenants defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of October 31, 2002 and a modification to the covenants.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


12.  MANDATORY REDEEMABLE PREFERRED STOCK, CONTINUED

A portion of the note purchase agreement proceeds of $3,500 was allocated to the stock issued based on the thirty day average closing value of the Company's common stock prior to the transaction. As the redemption value is variable, the Company recognizes changes in the estimated fair value each quarter. Changes in fair value are adjusted through additional paid in capital. At October 31, 2002, the estimated redemption requirement is $1,400 to be paid July 2006.

13.           STOCKHOLDERS' EQUITY


PREFERRED STOCK:

The original capital structure of Danzer prior to the merger was comprised of the following: 5,000,000 authorized shares of $.001 par value preferred stock; 10,500 shares authorized of the Class of 10% Cumulative Senior Preferred Stock (Series A) with no shares issued or outstanding as 7,650 shares were retired; (Series B) Cumulative Convertible Senior Preferred Stock with 16,000 shares authorized and no shares issued or outstanding as 16,000 shares were retired. In addition, the Company had 20,000,000 authorized shares of common stock with 17,760,015 shares outstanding at December 31, 2000.

In June 2001, Danzer issued an aggregate of 1,750,000 shares of Danzer unregistered common stock in connection with the exchange of $355 of debt. On June 21, 2001, Danzer amended its articles of incorporation to authorize up to 4,500,000 shares of Series C Preferred Stock. In conjunction with the merger and acquisitions (described in Note 6) of June 21, the Company issued 1,970,962 of Series C Preferred Stock. The shareholders of Pyramid and Champion then converted 824,892 shares of preferred stock to 16,497,840 of common stock. In addition, on July 5, 2001, the Company increased the authorized shares of common stock by 20,000,000 to 40,000,000. On July 31, 2001, the Company issued
2,593,099 shares of additional Series C Preferred Stock related to the United acquisition.

As a result of the reverse merger, U.S. Rubber became the accounting acquirer and accordingly, under purchase accounting, became the Registrant. Therefore, the 2000 financial statements became those of U.S. Rubber. However, under purchase accounting for a reverse merger, the stockholders' equity section of the Registrant (formerly Danzer Corporation) became the equity of the merged entity. Accordingly, the statement of changes in stockholders' equity reflects that purchase accounting.

On October 4, 2001, the Company changed its name from Danzer Corporation to Obsidian Enterprises, Inc. In addition, 5,000,000 shares of Preferred Stock were authorized with the domestication of Obsidian Enterprises, Inc. in Delaware. On October 9, 2001, the Company filed designation of preferences, rights and limitations of 4,600,000 shares of Series C Preferred Stock. This transaction results in 400,000 shares of authorized but undesignated preferred stock and cancellation of the Series A and B shares.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


13.  STOCKHOLDER'S EQUITY, CONTINUED

The Series C Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 20 shares of common stock for each share of convertible stock. However, the convertible preferred stock may not be converted prior to the corporation filing a registration statement of such shares. Holders of the convertible preferred stock have voting rights which entitle them to cast on each matter submitted to a vote of the stockholders of the Company the number of votes equal to the number of shares of common stock into which such shares of Series C Preferred could be converted.

As previously discussed in Note 9, on March 7, 2002, the Company completed a series of transactions with the subordinated lender at U.S. Rubber resulting in an increase in equity and a decrease in liabilities of $1,016. The subordinated lender received 30,000 shares of Series C Preferred Stock in this transaction.

On April 30, 2002, the Company converted $1,290 of debt and accrued interest owed to Partners and $596 of debt and accrued interest owed to Fair to equity through the issuance to Partners and Fair of 402,906 shares and 186,324 shares, respectively, of Series C Preferred Stock which are convertible into an aggregate of 11,784,600 shares of common stock of the Company.

In August 2002, warrants for 10,000 shares of Series C Convertible Stock were exercised. The shares were issued in exchange for a cash payment of $20.

On October 24, 2002, the Company amended its Articles of Incorporation to authorize 200,000 shares of Series D Preferred Stock. The Series D Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 175 shares of common stock for each share of Series D Preferred Stock. However, the stock may not be converted prior to the Company filing a registration statement for such shares. Holders of the Series D Preferred Stock have voting rights which entitle them to cast on each matter submitted to a vote of the stockholders of the Company the number of votes equal to the number of shares of common stock into which such shares of Series D Preferred could be converted.

On October 24, 2002, 88,300 of the Series D Preferred Stock shares were sold in the transactions described below which were exempt from Securities Act registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering.

On October 24, 2002, the Company converted $1,276 of debt to Partners in exchange for 72,899 shares of Series D Preferred Stock. The conversion was the result of Partners' requirement under the Plan of Reorganization to fund through the purchase of additional preferred stock certain ongoing administrative expenses of the Company to complete the Plan of Reorganization, complete all required current and prior year audits to meet the regulatory filing requirements, and ensure all annual and quarterly SEC filings are completed to enable the registration of the preferred stock issued to Partners.

On October 24, 2002, the Company converted $270 of debt to Fair in exchange for 15,431 shares of Series D Preferred Stock. The conversion was the result of Fair's agreement to cover similar expenses as Partners as described above in excess of the amount Partners was obligated to pay.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


13.  STOCKHOLDER'S EQUITY, CONTINUED

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

In April 1998, Danzer granted 600,000 stock options, exercisable at $.10 per share, to its president. The options vest over two years and expire in April 2004. None of these options have been exercised as of October 31, 2002.

In September 1998, Danzer adopted a qualified  incentive stock option plan under
Section 422 of the Internal Revenue Code. Options granted under the plan will be granted at prices not less than fair value of the Company's stock at the date of grant, have a term not more than ten years and have other restrictions as determined by statute.

In September 1998, Danzer granted a total of 604,500 stock options, exercisable at $.10 per share, to certain employees. The options expired November 2001. As a result of voluntary termination, 75,000 options expired in 1999 and 192,000 options expired in 2000. The balance of 247,500 options outstanding expired November 1, 2002.

On July 24, 2001, the Board adopted, and on October 5, 2001, the Company's stockholders approved, the 2001 Long Term Incentive Plan (the "2001 Plan"). The 2001 Plan authorizes the granting to the Company's directors, key employees, advisors and consultants of options intended to qualify as Incentive Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options that do not so qualify ("Non-Statutory Options"), restricted stock and Other Stock-Based Awards that are not Incentive Options or Non-Statutory Options. The awards are payable in Common Stock and are based on the formula which measures performance of the company. There was no performance award expense in 2002 or 2001. No options under this plan were granted to any employees. Options are exercisable for up to 10 years from the date of grant.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) for the year ended October 31, 2002, ten months ended October 31, 2001, and the year ended December 31, 2000 would have been $(6,330), $(4,395), and $3, respectively. Basic and diluted net income (loss) per share as reported would not have changed in any period presented had such compensation expense been recorded.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


13.  STOCKHOLDER'S EQUITY, CONTINUED

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 (no options were granted during the year ended October 31, 2002 and the ten months ended October 31, 2001), respectively: risk-free interest rates of 6.4 and 5.5 percent; dividend yield of 0 percent in both years; expected lives of 5 years; and volatility of 978 and 170 percent. The estimated weighted average fair value of options granted during 2000 and 1999 were $0.10 and $0.05 per share, respectively.

Following is a summary of transactions of granted shares under option for the year ended October 31, 2002, the ten months ended October 31, 2001, and year ended December 31, 2000:


                                             2002                         2001                         2000
                                 ----------------------------- ---------------------------- ----------------------------
                                                  Weighted                      Weighted                     Weighted
                                                   Average                      Average                      Average
                                                  Exercise                      Exercise                     Exercise
                                    Shares          Price         Shares         Price         Shares         Price
                                 -------------- -------------- -------------- ------------- -------------- -------------

Outstanding, beginning of year     1,047,500            .09      1,137,500            .09     1,029,500            .09

Issued during the year                    --          --                --          --          450,000            .10
Canceled or expired during the
 year                               (247,500)           .10        (90,000)           .10      (192,000)           .09

Exercised during the year                 --          --                --          --         (150,000)           .10
                                 -------------- -------------- -------------- ------------- -------------- -------------

Outstanding, end of year             800,000            .09      1,047,500            .09     1,137,500            .09
                                 ============== ============== ============== ============= ============== =============

Eligible, end of year for
 exercise                            800,000*           .09      1,047,500            .09     1,137,500            .09
                                 ============== ============== ============== ============= ============== =============

A further summary about fixed options outstanding at October 31, 2002 is as follows:

                                                            Weighted
                                                             Average        Weighted                       Weighted
                                                            Remaining       Average                        Average
                                            Number         Contractual      Exercise        Number         Exercise
                                          Outstanding         Life           Price        Exercisable       Price
                                        ---------------- ---------------- ------------- ---------------- -------------

Exercise price of $.10                       600,000*       1.5 yr.              .10        600,000              .10

Exercise price of $.05                       200,000        1.2 yr.**            .05        200,000              .05

* In accordance with the Plan of Reorganization and Merger and the related "Letter agreements," the above options cannot be exercised until the Company amends its articles of incorporation to authorize shares of approximately 120,000,000 and has registered such shares.
** Includes extension of expiration date from December 31, 2002 to December 31, 2003 approved by the Company's Board of Directors on December 13, 2002.

STOCK WARRANTS:

Danzer issued warrants to purchase common stock to several parties. The following table summarizes the outstanding warrants for the year ended October 31, 2002 and the ten-month period ended October 31, 2001:

                                                Outstanding                                                 Outstanding
                                                  Warrants       Issued                        Warrants       Warrants
                                                October 31,    During the                      Exercised    October 31,
                                                    2001          Year       Exercise Price    in Period        2002
                                               --------------- ------------ ----------------- ------------ ---------------

Common Stock:
  Renaissance US Growth & Income Trust PLC               --        8,000            $.20            --            8,000
  BFSUS Special Opportunities Trust PLC                  --        8,000            $.20            --            8,000

Series C Preferred Stock:
  Duncan-Smith Co., 10,000 shares, expired
    August 31, 2002                                  10,000           --           $2.00       (10,000)              --

  Markpoint financing agreement expiring May
    2008 associated with Champion**                  Zero**           --            $.01            --           Zero**

** The number of warrants available under the agreement with Markpoint is based on twenty-five percent of the fair market value of Champion to be determined based on a formula including a multiple of EBITDA. No warrants are currently available under this agreement based on the operating results and stockholder's deficit of Champion. As discussed in Notes 5 and 17, the Company has agreed to a settlement with Markpoint. Accordingly, these warrants have been terminated.

In January 2003, the Company agreed to a modification of terms with the debenture holders to provide for less stringent covenants. In exchange for this modification, the Company issued warrants to each of the debenture holders to purchase up to 8,000 shares of the Company's common stock at an exercise price of $.20 per share. These warrants expire January 24, 2006. The issuance of the warrants had no material impact on earnings.


CONVERTIBLE DEBT:

As described in Note 9, the Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)



14.  BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing; coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows (in thousands):

                                                                Year Ended October 31, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $       38,911      $       6,374       $       9,336     $       54,621
  Foreign                                         1,864                 --                 789              2,653
                                       ------------------------------------------------------------------------------

Total                                    $       40,775      $       6,374       $      10,125     $       57,274

Cost of goods sold                        $      35,077      $       3,357       $       9,407      $      47,841

Loss before taxes                         $      (2,089)     $        (417)      $        (802)     $      (3,308)

Identifiable assets                       $      20,155      $      11,760       $      11,391      $      43,306*

Depreciation and amortization expense     $         705      $         779       $       1,084      $       2,568

*Identifiable assets, as stated above                                                               $      43,306
  Assets of subsidiary held for sale                                                                        1,538
  Corporate-level goodwill                                                                                    650
  Other corporate-level assets                                                                                429
                                                                                                 --------------------

  Total assets                                                                                      $      45,923
                                                                                                 ====================


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


14.  BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

                                                             Ten Months Ended October 31, 2001
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                                $      10,100      $       4,165       $       9,253     $       23,518
  Foreign                                           550                 --                 621              1,171
                                       ------------------------------------------------------------------------------

Total                                     $      10,650      $       4,165       $       9,874     $       24,689

Cost of goods sold                        $       8,955      $       1,618       $       8,884      $      19,457

Loss before taxes                         $         (96)     $        (570)      $        (725)     $      (1,391)

Identifiable assets                       $      22,941      $      13,330       $      10,205      $      46,476*

Depreciation and amortization expense     $         365      $         785       $         905      $       2,055
*Identifiable assets, as stated above                                                               $      46,476
Assets of subsidiary held for sale                                                                          2,374
                                                                                                 --------------------

Total assets                                                                                        $      48,850
                                                                                                 ====================

For the calendar year ended December 31, 2000, the Company operated in only one segment (butyl rubber reclaiming), which was the segment of the accounting acquirer U.S. Rubber. U.S. Rubber had foreign sales of $943 for 2000.

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the year and ten months ended October 31, 2002 and 2001, respectively, allocated corporate expenses by segment were as follows:

                                             Year Ended      Ten Months Ended
                                          October 31, 2002   October 31, 2001
                                         ------------------- ------------------

Trailer manufacturing                      $          934       $         245
Coach leasing                                         146                  96
Butyl rubber reclaiming                               232                 275
                                         ------------------- ------------------

                                           $        1,312       $         616
                                         =================== ==================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)



15.  INCOME TAXES

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

The provision for (expenses) benefit for income taxes consists of the following:

                                                2002            2001            2000
                                           ------------------------------------------------

Current:
  Federal                                    $         --    $         --    $        152
  State                                               (15)            (36)             14
                                           ------------------------------------------------

                                                      (15)            (36)            166
                                           ------------------------------------------------

Deferred:
  Federal                                              41             350            (187)
  State                                                 7              58             (29)
                                           ------------------------------------------------

                                                       48             408            (216)
                                           ------------------------------------------------

Total                                        $         33    $        372    $        (50)
                                           ================================================

A reconciliation of income tax benefit (expense) from continuing operations at U.S. statutory rates to actual income tax benefit (expense) is as follows:

                                                 2002            2001           2000
                                           ------------------------------------------------

Benefit (tax) at statutory rate (34%)        $      1,125     $      1,609   $        (33)
Effect of nontaxable combined entity                  (18)            (166)            --
State income tax                                      (15)             (36)            (5)
Goodwill amortization                                  --              (26)            --
Non-deductible goodwill                              (245)              --             --
Valuation reserve applied to equity                (1,267)*             --             --
(Increase) decrease in valuation reserve              380           (1,038)            --
Other                                                  73               29            (12)
                                           ------------------------------------------------

                                             $         33     $        372   $        (50)
                                           ================================================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


15.  INCOME TAXES, CONTINUED

*On November 1, 2001, 27 coaches owned by DW Leasing were transferred to Obsidian Leasing in a tax-free exchange, as further described in Note 1. DW Leasing recorded a charge to equity as a deemed distribution of $1,590 on the date of the transaction, representing the deferred tax liability associated with the coaches transferred. A reduction of deferred tax valuation reserve of $(1,267) was also recorded in the consolidated financial statements as an increase in equity, as the addition of the above deferred tax liability resulted in the Company's ability to realize additional deferred tax assets on a consolidated basis.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                2002            2001            2000
                                           ------------------------------------------------

Deferred tax assets (liabilities):
  Accounts receivable                        $        199    $         32    $         --
  Inventories                                         307             472             517
  Accrued expenses                                    158             117              15
  Intangibles                                       1,004             791              --
  Operating loss carryforwards                      2,961           1,474              --
  Property and equipment                           (4,497)         (2,267)           (171)
  Other                                                80             (81)             --
                                           ------------------------------------------------

                                                      212             538             361
Less valuation reserves                            (1,171)         (1,537)             --
                                           ------------------------------------------------

Deferred tax assets (liabilities), net       $       (959)   $       (999)   $        361
                                           ================================================

Included in the accompanying balance sheet under the following:

                                                2002            2001            2000
                                           ------------------------------------------------

Deferred tax assets                          $        665    $        673    $        532
Deferred tax liabilities                           (1,624)         (1,672)           (171)
                                           ------------------------------------------------

                                             $       (959)   $       (999)   $        361
                                           ================================================

The amount of federal tax net operating loss carryforwards available at October 31, 2002 was $8,100. Certain of these loss carryforwards were generated by certain subsidiaries prior to the reverse merger transaction in June 2001 and have expiration dates through the year 2021. The use of preacquisition operating losses is subject to limitations imposed by the Internal Revenue Code. Utilization of these loss carryforwards is impacted by such limitations. Accordingly, the deferred tax assets related to premerger operating losses have been reserved with a valuation allowance to the extent they are not offset by deferred liabilities.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


15.  INCOME TAXES, CONTINUED

Federal tax net operating loss carryforwards and expiration dates as of October 31, 2002 are as follows:

                                             Premerger        Expiration Dates       Postmerger     Expiration Dates
                                          ---------------- ----------------------- ---------------- ------------------

                                             $  3,105        2008 through 2021         $  4,995     2021 through 2022
                                          ================                         ================

Cash payments of income taxes for the year ended October 31, 2002, ten months ended October 31, 2001 and for the year 2000 were $22, $44 and $8, respectively.

16.  RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates resulting in the following amounts for the periods ended:

                                                                                    October 31,        October 31,
                                                                                       2002               2001
                                                                                 ------------------ ------------------
Balance sheets:
  Current assets:
    Accounts receivable, Obsidian Capital Partners                                 $        181       $         --
    Accounts receivable, Obsidian Capital Company                                            13                217
    Accounts receivable, other affiliated entities                                           12                 --
  Long-term portion:
    Investment banking fees, purchase accounting*                                            --              1,960
                                                                                 ------------------ ------------------

Total assets                                                                       $        206       $      2,177
                                                                                 ================== ==================

  Current liabilities:
    Accounts payable, Obsidian Capital Company                                     $        279       $        625
    Accounts payable, stockholders                                                          338                300
    Accounts payable, DC Investments and Fair Holdings                                       42                 --
    Accounts payable, other affiliated entities                                               9                 --
  Long-term portion:
    Accounts payable, Obsidian Capital Partners                                              --              2,170
  Notes payable, DC Investments                                                             700                 --
  Notes payable, Fair Holdings                                                            3,020                 --
  Line of credit, Fair Holdings                                                           1,798                 --
                                                                                 ------------------ ------------------
Total liabilities                                                                  $      6,186       $      3,095
                                                                                 ================== ==================

Statements of Operations:
  Interest expense, DC Investments and Fair Holdings                               $        322       $         --
  Interest expense, Obsidian Capital Partners                                                58                 --
  Rent expense, Obsidian Capital Company                                                     56                 15


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


16.  RELATED PARTIES, CONTINUED

Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms, or were collected or paid subsequent to year end. Amounts classified as long term represent amounts not currently due or amounts that were converted to equity subsequent to year end as discussed in Note 18.

On February 13, 2002, DC Investments, LLC, a related party 50% owned by Mr. Durham (Chairman of the Company), purchased accounts receivable from DW Leasing, recorded by DW Leasing as deposits on trailers, in the amount of $1,051. DW Leasing used the proceeds from the purchase of the accounts receivable to pay off the accounts payable due Obsidian Capital Company in the amount of $624 and the amount due shareholders and other related parties in the approximate amount of $300.

The Company was obligated to the stockholders and certain employees (that were formerly stockholders of subsidiary companies) under note payable agreements acquired as part of the acquisitions. In addition, the Company has entered into note payable agreements with other affiliated entities. The details of these notes payable are included in Note 9.

*Subsidiaries of the Company paid Obsidian Capital Company, an entity controlled by Mr. Durham (Chairman of the Company), investment banking fees associated with the acquisitions and related financing on the Danzer and U.S. Rubber merger and the United acquisition. Amounts paid by U.S. Rubber, United, and Danzer in 2001 were $760, $600, and $600, respectively.

17.  COMMITMENTS AND CONTINGENCIES

On April 29, 2002, Markpoint Equity Fund J.V. ("Markpoint"), a Texas joint venture for which The Markpoint Company serves as Managing Venturer, filed an action in the Texas District Court, Dallas County seeking payment of $1,250 owed by Champion under the subordinated credit facility described in Note 9. On January 27, 2003, the Company reached an agreement to settle this liability for a cash payment in the amount of $675 and the issuance to Markpoint of 32,143 shares of the Company's Series D Preferred Stock. In addition, the agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The repurchase option is available to Markpoint as follows: 16,072 shares during the period May 1, 2003 to June 1, 2003 and 16,071 shares during the period November 1, 2003 to December 1, 2003. The repurchase options expire if not exercised during the specified periods. The Company's repurchase obligation is guaranteed by Mr. Durham. The sale of Champion was completed on January 30, 2003.

It is customary practice for companies in the cargo trailer industry to enter into repurchase agreements with lending institutions which have provided wholesale floor-plan financing to dealers. A portion of the wholesale sales of United are made pursuant to these agreements, which generally provide for purchase of United's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. The contingent liability is spread over many dealers and financial institutions and is reduced by the resale value of the products, which are required to be repurchased. Expenses incurred in connection with these agreements have been immaterial. The maximum potential repurchase commitment at October 31, 2002 was approximately $2,000.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


18.  SUBSEQUENT EVENTS

On October 30, 2002, the Company's Board of Directors agreed to sell the assets of Champion to an entity controlled by Messrs. Durham and Whitesell for the assumption of all liabilities of Champion. The sale of Champion was completed on January 30, 2003.

Subsequent to year end, United amended its credit agreement to provide additional working capital during the winter months. The amendment included a "temporary overline" line of credit with maximum borrowings not to exceed the lesser of $650 or the remainder of the borrowing base less the outstanding principal amount of the revolving line of credit. Interest is payable monthly at a rate of prime plus 3/4%. The temporary overline line of credit matures on March 31, 2003.

During January 2003, Obsidian Leasing refinanced debt in the amount of $928 to former shareholders of Pyramid and related companies. Terms of the new note with Fair Holdings include monthly interest payments of 13% of the outstanding principal amount and a balloon principal payment in January 2006. Accordingly, this debt has been classified as long term at October 31, 2002.

On December 17, 2002, Obsidian Leasing sold four coaches to DC Investments Leasing, LLC ("DC Investments Leasing"), a newly created entity owned 50% by Mr. Durham (Chairman of the Company) in exchange for DC Investments Leasing's satisfaction of the debt outstanding on such coaches. In addition, DC Investments Leasing also acquired five additional coaches that were previously to be purchased by the Company thereby eliminating the Company's existing purchase commitment for such coaches. DC Investments Leasing also entered into a management agreement with Pyramid under which all nine coaches described above will be leased by Pyramid.

On January 2, 2003, Obsidian Enterprises, Inc.'s line of credit with Fair Holdings was amended. Maximum borrowings were increased from $3,000 to $5,000.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)



19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     (dollars in thousands, except per share amounts)

YEAR ENDED OCTOBER 31, 2002

                                          First Qtr. Ended   Second Qtr. Ended   Third Qtr. Ended      Fourth Qtr.
                                               1/31/02            4/30/02             7/31/02        Ended 10/31/02
                                          ------------------ ------------------- ------------------ ------------------

Net sales                                   $       11,466     $       15,598      $       15,239     $     14,971

Gross profit                                         1,518              2,625               2,839            2,653

Income (loss) from continuing
 operations***                                      (1,207)              (570)                471           (1,531)**

Income (loss) from continuing
 operations per basic common and common
 equivalent share***                                  (.01)              (.00)                .00           (.01)

TEN MONTHS ENDED OCTOBER 31, 2001

                                             First Qtr.*     Second Qtr. Ended   Third Qtr. Ended      Fourth Qtr.
                                            Ended 1/31/01         4/30/01             7/31/01        Ended 10/31/01
                                          ------------------ ------------------- ------------------ ------------------

Net sales                                   $        3,626     $        4,014      $        4,685     $     14,474

Gross profit                                           408                911               1,260            2,764

Loss from continuing operations***                    (218)              (408)               (196)            (541)

Loss from continuing operations per
 common and common equivalent share***                (.01)              (.01)                .00           (.01)


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)



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

* The first quarter for U.S. Rubber includes the first and second month (November and December) of 2000.
** The fourth quarter includes the charge for the impairment of goodwill of $720 for October 31, 2002.
*** Income (loss) from continuing operations for the quarter ended October 31, 2001 and for the quarters ended January 31, 2003, April 30, 2003, and July 31, 2003 have been restated due to factors discussed in Note 3. Changes in the income (loss) in each of these quarters ranged from $33 to $42. This restatement had no impact on earnings per share.

                SCHEDULE II--VALUATION AND QUALIFYING OF ACCOUNTS

                           Year Ended October 31, 2002
                                 (in thousands)


                                                       Column C--Additions
                                               -----------------------------------
    Column A--Description          Column        (1)--Charged to    (2)--Charged to
                               B--Balance at                                           Column D-      Column E-
                               Beginning of       Costs and           Other            Deductions-    Balance at
                                  Period           Expenses      Accounts--Describe     Describe     End of Period
----------------------------- ---------------- ----------------- ----------------- ----------------- -----------------

Allowance for doubtful
 accounts                       $       80       $      415        $       --          $   --          $      495
                              ================ ================= ================= ================= =================

Inventory valuation
 allowances                     $      833       $       50        $       --          $ 417*          $      466
                              ================ ================= ================= ================= =================

Deferred tax valuation
 reserve                        $    1,551       $       --        $       --          $ 380***        $    1,171
                              ================ ================= ================= ================= =================


                        Ten Months Ended October 31, 2001
                                 (in thousands)

                                                        Column C--Additions
                                                 ---------------------------------
    Column A--Description      Column B--Balance    (1)--Charged     (2)--Charged to    Column D-    Column E-
                               at Beginning of    to Costs and        Other            Deductions    Balance at
                                   Period           Expenses     Accounts--Describe    Describe      End of Period
----------------------------- ------------------ --------------- ----------------- ----------------- -----------------

Allowance for doubtful
 accounts                       $       --         $       80      $       --        $       --        $       80
                              ================== =============== ================= ================= =================

Inventory valuation
 allowances                     $    1,338         $       73      $       --        $      578*       $      833
                              ================== =============== ================= ================= =================

Deferred tax valuation
 reserve                        $       --         $    1,038      $      513**      $       --        $    1,551
                              ================== =============== ================= ================= =================


*Use of inventory previously reserved.
**Valuation reserve of acquired companies recorded in purchase accounting. ***Realization of operating losses against deferred tax liabilities.

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

               Name                  Age                         Position                           Director Since

Timothy S. Durham                    40    Chief Executive Officer and Chairman of the Board             2001
Terry G. Whitesell                   63    President, Chief Operating Officer and Director               2001
Jeffrey W. Osler                     34    Executive Vice President, Secretary, Treasurer and            2001
                                           Director
Goodhue W. Smith, III+               51    Director                                                      1997
John A. Schmit*+                     33    Director                                                      2001
D. Scott McKain*                     47    Vice Chairman and Director                                    2001
Daniel S. Laikin+                    40    Director                                                      2001

---------
*Members of the Compensation Committee
+Members of the Audit Committee

Mr. Durham has served as the Chief Executive Officer and Chairman of the Board and as a director of the Company since June 2001. He has served as a Managing Member and Chief Executive Officer of Obsidian Capital Company LLC, which is the general partner of Obsidian Capital Partners LP, since April 2000. Beginning in 1998, Mr. Durham founded and maintained a controlling interest in several
investment  funds,  including  Durham  Capital  Corporation,   Durham  Hitchcock
Whitesell and Company LLC, and Durham Whitesell & Associates LLC. From 1991 to 1998, Mr. Durham served in various capacities at Carpenter Industries, Inc., including as Vice Chairman, President and Chief Executive Officer. Mr. Durham also serves as a director of National Lampoon, Inc. Mr. Durham is Mr. Osler's brother-in-law.

Mr. Whitesell has served as the President and Chief Operating Officer and as a director of the Company since June 2001. Prior to that time he co-founded several entities with Mr. Durham, including Obsidian Capital Company, LLC, Durham Hitchcock Whitesell and Company LLC and Durham Whitesell & Associates LLC. Mr. Whitesell also is a Managing Member of Obsidian Capital Company LLC. From April 1992 until September 1998, Mr. Whitesell served as Executive Vice President of Carpenter Industries, Inc.

Mr. Osler has served as the Executive Vice President, Secretary and Treasurer and as a director of the Company since June 2001. He also is a Managing Member of Obsidian Capital Company LLC. and has served as Senior Vice President at Durham Whitesell & Associates LLC and Durham Capital Corporation since September 1998. Prior to that time, Mr. Osler served as the General Manager of Hilton Head National Golf Club. Mr. Osler is Mr. Durham's brother-in-law.

Mr. Smith has been a director of the Company since 1997. Mr. Smith founded Duncan-Smith Investments, Co., an investment banking firm in San Antonio, Texas, in 1978 and since that time has served as its Secretary and Treasurer. Mr. Smith also is a director of Citizens National Bank of Milam County, and Ray Ellison Mortgage Acceptance Co.

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

Mr. McKain has been a director of the Company since September 2001. He has served as the Chairman of McKain Performance Group since 1981. Mr. McKain also has been the Vice Chairman of Durham Capital Corporation since 1999. From 1983 to 1998, Mr. McKain was a broadcast journalist and television commentator. Mr. McKain has also authored several books and is a keynote speaker who presents high content workshops across the nation.

Mr. Laikin has served as a director of the Company since September 2001. Mr. Laikin is Chief Operating Officer and a director of National Lampoon, Inc., the owner of the "National Lampoon" trademark and engaged in the entertainment business. He has been a Managing Member of Fourleaf Management LLC, a management company of an investment fund that invests in technology related entities, since 1999. Mr. Laikin served as the Chairman of the Board of Biltmore Homes from 1993 to 1998.

EXECUTIVE OFFICERS

The Company's executive officers are appointed by the Board of Directors and hold office at the pleasure of the Board until successors are appointed and have qualified. Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock ("10% Shareholders") to file reports of ownership and reports of changes in ownership of the Company's Common Stock with the Securities Exchange Commission ("SEC"). Officers, Directors and Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under Section 16 (a). Based solely on its review of the copies of such forms received by it with respect to its fiscal year ended October 31, 2002, and written representations from certain reporting persons that no other reports were required to those persons, the Company believes that its officers, directors and 10% Shareholders have complied with all Section 16(a) requirements.


ITEM 11. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's past three fiscal years ended October 31, 2001 by the CEO and executive officers.

                                                                                   Long Term
                     Annual Compensation                                     Compensation Awards
------------------------- --------------------------------------------------- -------------------- -----------------
        Name and                                                                  Securities          All Other
                                                                                  Underlying
   Principal Position       Year           Salary               Bonus            Options/SARs        Compensation
   ------------------       ----           ------               -----            ------------        ------------
Timothy S. Durham,           2002           $75,000                 $0                 $0                   $0
Chief Executive              2001           $27,404                 $0                 $0                   $0
Officer(1)                   2000               N/A                N/A                N/A                  N/A
------------------------- ---------- ------------------- -------------------- -------------------- -----------------
M. E. Williams,              2002               N/A                N/A                 $0                   $0
Chief Executive              2001          $110,000            $12,824                 $0                   $0
Officer(2)                   2000          $107,609             $9,375                 $0               $3,125

------------------------- ---------- ------------------- -------------------- -------------------- -----------------

(1) Mr. Durham was elected Chief Executive Officer and Chairman of the Board on June 21, 2001.
(2)  Mr. Williams resigned as Chief Executive Officer on June 21, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

No grants were made during fiscal 2002 pursuant to the Company's 1999 Stock Option Plan or the Company's 2002 Long Term Incentive Plan.

On December 13, 2002, the Company's Board of Directors approved the extension of options to acquire 200,000 shares of common stock from December 31, 2002 to December 31, 2003.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information for 2002 with respect to Option/SAR exercises by the executive officers named in the Summary Compensation Table and the value of unexercised options and SARs as of October 31, 2002.

                               Shares Acquired on    Value Realized ($)         Number of        Value of Unexercised
                                                                               Unexercised           In-the-Money
                                                                             Options/SARs at       Options/SARs at
                                  Exercise (#)                             Fiscal Year-End (#)   Fiscal Year-End ($)
----------------------------- --------------------- ---------------------- --------------------- ---------------------
            Name                                                               Exercisable/          Exercisable/
                                                                              Unexercisable         Unexercisable
----------------------------- --------------------- ---------------------- --------------------- ---------------------
----------------------------- --------------------- ---------------------- --------------------- ---------------------
M. E. Williams                                 -0-                    -0-             725,000/0  $78,750/01
----------------------------- --------------------- ---------------------- --------------------- ---------------------

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

None


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of common stock as of January 22, 2003, by (i) all persons known to the Company to be the beneficial owner of five percent or more of the common stock, (ii) each director of the Company, (iii) the chief executive officer and each of the Company's other most highly compensated executive officers whose total annual compensation for 2002 based on salary and bonus earned during 2002 exceeded $100,000 (the "named executive officers"); (iv) the current executive officers; and (v) all Company directors and executive officers as a group. This table does not include shares of common stock that may be purchased pursuant to options not exercisable within 60 days of the record date. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                                     Common Stock           Series C Preferred Stock      Series D Preferred Stock
                                     ------------           ------------------------      ------------------------
                               Number of     Percentage of   Number of   Percentage of   Number of     Percentage of
                                Shares          Shares         Shares        Shares        Shares          Shares
    Name and Address of      Beneficially    Beneficially   Beneficially  Beneficially  Beneficially    Beneficially
                                         -
     Beneficial Owner            Owned           Owned         Owned         Owned         Owned           Owned
     ----------------            -----           -----         -----         -----         -----           -----
Executive Officers and
Directors:
Timothy S. Durham (1)            103,755,219    79.6%          3,942.193    90.2%            88,330       100.0%
D. Scott McKain                      810,100     2.2%           --           --                  --           --
Jeffrey W. Osler (2)              87,874,705    71.6%          3,755,869    86.0%            72,899        82.5%
John A. Schmit (3)                 5,000,000     13.9%           --           --                  --           --
Goodhue W. Smith, III (4)            298,334     *                 5,000      *                  --           --
Terry G. Whitesell (5)            94,787,685    76.5%          3,755,869    86.0%            72,899        82.5%
All current officers and
directors as a group             117,576,693     90.2%          3,947,193    90.4%            88,330       100.0%
Other 5% Owners:
Fair Holdings, Inc.(6)             6,426,905    15.1%            186,324     4.3%            15,431        17.5%
Huntington Capital                         -
Investment Company (7)                     -      --             386,206      8.8%                --          --
Obsidian Capital Partners,
L.P. (8)                          87,874,705     70.9%          3,755,869    86.0%            72,899        82.5%

Richard W. Snyder                  1,946,667      5.4%            --          --                  --          --

The number of shares of common stock above also includes the preferred stock converted to common equivalents.

---------
*less than one percent
(1) Includes 7,338,103 shares of common stock directly owned by Mr. Durham; 2,088,366 shares held by Diamond Investments, LLC, for which Mr. Durham serves as Managing Member and for which shares Mr. Durham may be deemed to share voting and dispositive power; 3,755,869 shares of Series C preferred stock and 72,899 shares of Series D preferred stock over which Mr. Durham shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Durham due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, LP, which directly owns such shares; 186,324 shares of Series C preferred stock and 15,431 shares of Series D preferred stock over which Mr. Durham shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Durham due to his position as an executive officer and shareholder of Fair Holdings, Inc. which directly owns such shares; and 27,140 shares of common stock over which Mr. Durham shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Durham due to his position as a managing member of Durham Whitesell and Associates, LLC, which directly owns such shares. The address of Mr. Durham is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.

(2) Includes 827,200 shares of common stock directly owned by Mr. Osler; and 3,755,869 shares of Series C preferred stock and 72,899 shares of Series D preferred stock over which Mr. Osler shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Osler due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, LP, which directly owns such shares. The address of Mr. Osler is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.

(3) Represents shares that may be acquired pursuant to convertible debentures issued by the Registrant on July 19, 2001, to Renaissance US Growth Investment Trust PLC ("RUSGIT") and BFSUS Special Opportunities Trust PLC ("BFS"). Mr. Schmit is Vice President of Renaissance Capital Group, Inc., the investment manager of RUSGIT and BFS. Mr. Schmit disclaims beneficial ownership as to the shares beneficially owned by RUSGIT and BFS. The address of Mr. Schmit is 8080 North Central Expressway, Suite 210, Dallas, Texas 75206.

(4) Includes 81,667 shares of common stock and 5,000 shares of Series C Preferred Stock directly owned by Mr. Smith. The address of Mr. Smith is 711 Navarro, San Antonio, Texas 78205.

(5) Includes 6,885,840 shares of common stock directly owned by Mr. Whitesell; 3,755,869 shares of Series C preferred stock and 72,899 shares of Series D preferred stock over which Mr. Whitesell shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Whitesell due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, LP, which directly owns such shares; and 27,140 shares of common stock over which Mr. Whitesell shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Whitesell due to his position as a managing member of Durham Whitesell and Associates, LLC, which directly owns such shares. The address of Mr. Whitesell is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.

(6) Consists of 186,324 shares of Series C preferred stock and 15,431 shares of Series D preferred stock directly owned by Fair Holdings, Inc.

(7) Based on the information reported in a Schedule 13G filed with the SEC on August 6, 2001.

(8) Consists of 3,755,869 shares of Series C preferred stock and 72,899 shares of Series D preferred stock directly owned by Obsidian Capital Partners, L.P. Voting and dispositive power over the shares may be deemed to be held by Obsidian Capital Partners, LP, Obsidian Capital Company, LLC and the managing members of Obsidian Capital Company LLC, which include Messrs. Durham, Whitesell and Osler.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All dollar amounts in this Item 13 are in thousands (except for share and per share information).

A number of related party transactions occurred in connection with the change in
control  and   reorganization  of  the  Company  in  2001.  The   reorganization
transactions occurred in two parts:

o On June 21, 2001, the Company acquired from Obsidian Capital Partners, L.P., Mr. Durham and certain other shareholders all of the shares of Pyramid Coach, Inc.("Pyramid"); Champion Trailer, Inc. ("Champion") and U.S. Rubber Reclaiming, Inc. ("U.S. Rubber").

o On July 31, 2001, the Company acquired from Obsidian Capital Partners, L.P. and Mr. Durham substantially all of the assets of United Acquisition, Inc., which the Company now operates as United Expressline, Inc. ("United").

Prior to these transactions, DW Leasing, LLC ("DW Leasing"), a company owned by Messrs. Durham and Whitesell had entered into a number of transactions with Pyramid whereby coaches owned by DW Leasing were operated by Pyramid and the debt on these coaches were cross guaranteed by DW Leasing and Pyramid. Although the Company does not own any interest in DW Leasing, the accounts of DW Leasing are included in the financial statements of the Company (see Note 1 to the Company's Financial Statements).

The agreements entered into at the time of the Reorganization contemplated that the coaches and related debt would be promptly transferred by DW Leasing to the Company's subsidiary, Obsidian Leasing Co., Inc. ("Obsidian Leasing"). Twenty seven coaches were transferred by DW Leasing to Obsidian Leasing in November 2001 in consideration of the assumption of the related debt. Pyramid continues to operate the remaining seven coaches for DW Leasing pursuant to a management agreement. Prior to the Reorganization described above, DW Leasing and Pyramid were privately owned and structured in a tax-efficient manner. Because of the nature of this structure, transfer of the remaining seven coaches owned by DW Leasing would have adverse tax consequences to the owners of DW Leasing which were not contemplated in the Reorganization. Accordingly, the Company has agreed to continue to operate these coaches through DW Leasing. During 2002, the Company received gross revenue of $674 from the coaches operated by Pyramid for DW Leasing and paid fees of $538 to DW Leasing for the use of the coaches.

During 2002 and 2001, Obsidian Capital Partners, LP, the majority shareholder of the Company, advanced funds to the Company. These funds were advanced to fund losses of Champion and to fund the professional fees with respect to the filings with the Securities and Exchange Commission in connection with the reorganization in 2001, and closing costs in connection with the reorganization and the closing of the purchase of United. The maximum amount outstanding during 2002, related to funding of Champion losses and funding professional fees was $1,290 and $1,275, respectively. On April 25, 2002, $1,290 of the amounts advanced was converted to Series C Preferred Stock. On October 24, 2002, $1,275 of the amounts advanced was converted to Series D Preferred Stock. Advances during 2002 were as follows:

                                                                                      Amounts
                                                                 Additional        Converted to
                                             Balance at         Advances and        Equity for         Balance at
                                          October 31, 2001    Interest Accrued    Preferred Stock   October 31, 2002
                                          ------------------ ------------------- ------------------ ------------------

Advances to fund Champion                   $      1,222       $         68        $     (1,290)      $         --

Advances to fund professional fees          $        948       $        327        $     (1,275)      $         --


During 2002, Fair Holdings, Inc. advanced funds to the Company to fund a debt reduction at Champion and to fund certain professional fees with respect to the filing with the Securities and Exchange Commission. The maximum amount outstanding in 2002 to Fair Holdings related to debt restructuring at Champion and funding certain professional fees was $596 and $270, respectively. On April 25, 2002, $596 of the amounts advanced was converted to Series C Preferred Stock. On October 24, 2002, $270 of the amounts advanced was converted to Series D Preferred Stock. Advances during 2002 were as follows:

                                                                                      Amounts
                                                                 Additional        Converted to
                                             Balance at         Advances and        Equity for         Balance at
                                          October 31, 2001    Interest Accrued    Preferred Stock   October 31, 2002
                                          ------------------ ------------------- ------------------ ------------------

Advances for debt reduction                 $         --       $        596        $       (596)      $         --

Advances for professional fees              $         --       $        270        $       (270)      $         --

In addition to the advances, Fair Holdings, Inc. has provided a $5,000 line of credit to the Company. The maximum amount outstanding in 2002 was $1,798. The line of credit is unsecured, bears interest at 10% per annum and matures in January 2005.

Fair Holdings, Inc. has also leased certain computer equipment to the Company on a short-term basis commencing on August 1, 2002. The rental paid in 2002 was $1.

Fair Holdings, Inc. lent Obsidian Leasing an aggregate of $1,588 in connection with the refinancing of coaches. The maximum amount outstanding during 2002 for this refinancing was $1,588. The loans are ten year, interest only loans, subordinate to the bank debt on the coaches and bear interest at 14% per annum.

The Company subleases its headquarters space from Fair Holdings, Inc. under a sublease with a monthly rental of $3,675. Prior to the sublease with Fair, the Company sublet space from Obsidian Capital Company and paid $56 to Obsidian Capital Company for its space in 2002.

Fair Holdings, Inc. leased certain computer equipment to Danzer under a twelve month lease effective August 1, 2002. The aggregate rental due under the twelve month lease is $8.

DW Trailer, a company owned by Messrs. Durham and Whitesell, has leased a forklift to Danzer under a 38 month lease at $1 per month.

United advanced Obsidian Capital Company $216, as a part of the closing of the purchase of the United transaction. The amount was paid back to United in 2002.

DC Investments, a company controlled by Mr. Durham, lent U.S. Rubber $700 pursuant to a subordinated note which bears interest at 15% per annum with the principal payable in March 2007. The loan was made to permit the Company to complete the elimination of the interest of SerVass, Inc. in U.S. Rubber.

During 2002 DC Investments purchased the senior secured loans to Champion from the bank which held them. The maximum amount outstanding to DC Investments in 2002 was $602. The loans bear interest at 5.5%.

On October 30, 2002, the Company entered into a Memorandum of Agreement with Messrs. Durham and Whitesell pursuant to which Champion agreed to sell all of its assets to an entity to be designated by Messrs. Durham and Whitesell subject to the payment by Messrs. Durham and Whitesell of $1.00 and the assumption by the entity acquiring the assets of all of the liabilities of Champion except for the liability of Champion to Markpoint Equity Growth Fund IV, which was settled by the Company. This transaction closed on January 30, 2003.

Management believes that the transactions described in this Item were on terms no less favorable to the Company and its subsidiaries than would have been the case for transactions with unrelated third parties.


PART IV


ITEM 14. CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

Dated:  February 11, 2003                    OBSIDIAN ENTERPRISES, INC.



                                             By /s/ Timothy S. Durham
                                                -------------------------
                                                Timothy S. Durham
                                                Chief Executive Officer

In accordance with the Exchange Act, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  February 11, 2003                         /s/ Timothy S. Durham
                                                  -----------------------------
                                                  Timothy S. Durham
                                                  Chief Executive Officer
                                                  (Principal  Executive Officer)
                                                  and Chairman of the Board and
                                                  Director


Dated:  February 11, 2003                         /s/ Jeffrey W. Osler
                                                  -----------------------------
                                                  Jeffrey W. Osler,  Executive
                                                  Vice  President, Secretary and
                                                  Treasurer,  (Principal
                                                  Financial and Accounting
                                                  Officer) and Director


Dated:  February 11, 2003                         /s/ Terry G. Whitesell
                                                  -----------------------------
                                                  Terry G. Whitesell, Director


Dated:  February 11, 2003                         /s/ Goodhue W. Smith, III
                                                  -----------------------------
                                                  Goodhue W. Smith, III,
                                                  Director


Dated:  February 11, 2003                         /s/ John A. Schmit
                                                  -----------------------------
                                                  John A. Schmit, Director


Dated:  February 11, 2003                         /s/ D. Scott McKain
                                                  -----------------------------
                                                  D. Scott McKain, Vice Chairman
                                                  and Director


Dated:  February 11, 2003                         /s/ Daniel S. Laikin
                                                  -----------------------------
                                                  Daniel S. Laikin, Director

                                 CERTIFICATIONS

     I, Timothy S. Durham, certify that:

1. I have reviewed this annual report on Form 10-K of Obsidian Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to use by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                      OBSIDIAN ENTERPRISES, INC.

                      By: /s/ Timothy S. Durham
                          ------------------------------------
                          Timothy S. Durham
                          Chairman and Chief Executive Officer

     I, Barry S. Baer, certify that:

1. I have reviewed this annual report on Form 10-K of Obsidian Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to use by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 OBSIDIAN ENTERPRISES, INC.

                                 By:  /s/ Barry S. Baer
                                      --------------------------------
                                      Barry S. Baer
                                      Executive Vice President/Chief
                                      Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                 Description                                         Incorporated by Reference/Attached
2.1              Acquisition Agreement and Plan of Reorganization, dated      Incorporated by reference to Exhibit
                 June 21, 2001, by and among Registrant, Danzer Industries,   2.1 to the Registrant's Report on Form
                 Inc., Pyramid Coach, Inc., Champion Trailer, Inc., United    8-K filed on August 15, 2001
                 Acquisition, Inc., U.S. Rubber Reclaiming, Inc., Obsidian
                 Capital Partners, L.P. and Timothy S. Durham

2.2              Memorandum of Agreement between Champion Trailer, Inc. and   Incorporated by reference to Exhibit
                 Timothy S. Durham and Terry G. Whitesell                     2.1 to the Registrant's Report on Form
                                                                              8-K filed on November 6, 2002

3.1              Certificate of Incorporation (filed with Delaware            Incorporated by reference to Exhibit
                 Secretary of State on October 4, 2001)                       3.1 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001

3.2              Certificate of Designations, Preferences, Rights and         Incorporated by reference to Exhibit
                 Limitations of Series C Preferred Stock                      3.2 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001

3.3              Bylaws  of  the  Registrant   (Restated   Effective  as  of  Attached
                 September 27, 2002)

3.4              Certificate  of  Designations,   Preferences,   Rights  and  Attached
                 Limitations of Series D Preferred Stock

4.1              Registration Rights Agreement, dated June 21, 2001           Incorporated by reference to Exhibit
                                                                              4.1 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001

4.2              Amendment  and Joinder to  Registration  Rights  Agreement,  Incorporated by reference to Exhibit
                 dated July 27, 2001                                          4.2 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001

4.3              8.00% Convertible Debenture Issued by Registrant on July     Incorporated by reference to Exhibit 2
                 19, 2001 to HSBC Global Custody Nominee Due July 19, 2008    to Schedule 13D filed September 20,
                                                                              2001 by Russell Cleveland, Renaissance
                                                                              Capital Group, Inc.

4.4              8.00% Convertible Debenture Issued by Registrant on July     Incorporated by reference to Exhibit 3
                 19, 2001 to Renaissance US Growth & Income Trust PLC Due     to Schedule 13D filed September 20,
                 July 19, 2008                                                2001 by Russell Cleveland, Renaissance
                                                                              Capital Group, Inc.

4.5              Convertible Loan Agreement, dated July 19, 2001, Among       Incorporated by reference to Exhibit
                 Registrant, BFSUS Special Opportunities Trust PLC,           4.5 to the Registrant's Annual Report
                 Renaissance US Growth & Income Trust PLC and Renaissance     on Form 10-K for the Year Ended
                 Capital Group, Inc.                                          October 31, 2001

10.1             2001 Long Term Incentive Plan*                               Incorporated by reference to Appendix
                                                                              E to the Registrant's Proxy Statement
                                                                              filed on September 18, 2001

10.2             Asset Purchase Agreement, dated April 20, 2000, between      Incorporated by reference to Exhibit
                 Champion Trailer Company, L.P. and Harold Peck, Mary Peck,   10.2 to the Registrant's Annual Report
                 Champion Trailer, Ltd. (f/k/a) Champion Trailer, LLC,        on Form 10-K for the Year Ended
                 Champion Collision, Ltd. (f/k/a) Champion Collision,         October 31, 2001
                 L.L.C. and Brandonson, Inc.

10.3             Stock and Asset Purchase Agreement, dated December 20,       Incorporated by reference to Exhibit
                 1999, among Timothy S. Durham, Terry Whitesell, DW           10.3 to the Registrant's Annual Report
                 Leasing, LLC, Bobby Michael, Becky Michael, Jennifer         on Form 10-K for the Year Ended
                 George, Pyramid Coach, Inc., Precision Coach, Inc.,          October 31, 2001
                 American Coach Works, Inc., Transport Trailer Service,
                 Inc., Rent-A-Box, Inc. and LBJ, LLC

10.4             Assumption Agreement and Second Amendment to Credit          Incorporated by reference to Exhibit
                 Agreement, dated June 18, 2001, among Bank One, Indiana,     10.4 to the Registrant's Annual Report
                 N.A., Champion Trailer, Inc. and Champion Trailer Company,   on Form 10-K for the Year Ended
                 L.P.                                                         October 31, 2001

10.5             Credit Agreement, dated December 29, 2000, between USRR      Incorporated by reference to Exhibit
                 Acquisition Corp. and Bank One, Indiana, N.A.                10.5 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.6             First Amendment to Credit Agreement, dated June 20, 2001,    Incorporated by reference to Exhibit
                 between U.S. Rubber Reclaiming, Inc. and Bank One,           10.6 to the Registrant's Annual Report
                 Indiana, N.A.                                                on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.7             Note Purchase Agreement, dated May 2, 2000, between          Incorporated by reference to Exhibit
                 Champion Trailer, Inc. and Markpoint Equity Growth Fund,     10.7 to the Registrant's Annual Report
                 J.V., and Related Documents                                  on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.8             Warrant, dated May 2, 2000, from Champion Trailer Company,   Incorporated by reference to Exhibit
                 LP to Markpoint Equity Growth Fund, J.V.                     10.8 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.9             Management Agreement, dated December 29, 2000, between       Incorporated by reference to Exhibit
                 Obsidian Capital Company, LLC and USRR Acquisition Corp.     10.9 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.10            Management Agreement, dated June 16, 2001, between           Incorporated by reference to Exhibit
                 Pyramid, Inc. and D.W. Leasing                               10.10 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.11            Promissory Note, dated June 1, 2001, from Obsidian Capital   Incorporated by reference to Exhibit
                 Company, LLC to U.S. Rubber Reclaiming, Inc.                 10.11 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.12            Promissory Note, dated June 11, 2001, from Champion          Incorporated by reference to Exhibit
                 Trailer, Inc. to Obsidian Capital Partners, LP               10.12 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.13            Purchase Agreement, dated June 5, 2001, between United       Incorporated by reference to Exhibit
                 Expressline, Inc., United Acquisition, Inc., J.J.M.          10.13 to the Registrant's Annual
                 Incorporated and the Shareholders of United Expressline,     Report on Form 10-K for the Year Ended
                 Inc. and J.J.M. Incorporated                                 October 31, 2001

10.14            Promissory Note, dated July 27, 2001, from United            Incorporated by reference to Exhibit
                 Acquisition, Inc. to United Expressline, Inc.                10.14 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.15            Credit Agreement, dated July 27, 2001, between United        Incorporated by reference to Exhibit
                 Acquisition, Inc. and First Indiana Bank                     10.15 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.16            Loan and Security Agreement, dated January 21, 2000,         Incorporated by reference to Exhibit
                 between Danzer Industries, Inc. and Banc of America          10.16 to the Registrant's Annual
                 Commercial Finance Corp.                                     Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.17            Warrant, dated August 1997, by Danzer Corp. to               Incorporated by reference to Exhibit
                 Duncan-Smith Co. and Letter Agreement, dated June 21,        10.17 to the Registrant's Annual
                 2001, between Danzer Corp. and Duncan-Smith Co.              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.18            Stock Purchase Agreement, dated December 29, 2000, between   Incorporated by reference to Exhibit
                 USRR Acquisition Corp. and SerVaas, Inc.                     10.18 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.19            Subordinated Secured Promissory Note, dated December 29,     Incorporated by reference to Exhibit
                 2000, from USRR Acquisition Corp. to SerVaas, Inc.           10.19 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.20            Supply and Consignment Agreement, dated December 29, 2000,   Incorporated by reference to Exhibit
                 between U.S.R.R. Acquisition and SerVaas, Inc.               10.20 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.21            Form of Installment Loan from Edgar County Bank & Trust      Incorporated by reference to Exhibit
                 Co. to DW Leasing Company, LLC, Related Documents and        10.21 to the Registrant's Annual
                 Schedule Identifying Material Details                        Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.22            Loan Agreement, dated December 10, 1999, between Old         Incorporated by reference to Exhibit
                 National Bank and DW Leasing Company, LLC, and Related       10.22 to the Registrant's Annual
                 Documents                                                    Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.23            Form of Promissory Note from DW Leasing Company, LLC, to     Incorporated by reference to Exhibit
                 Former Shareholders of Pyramid Coach, Inc., Related          10.23 to the Registrant's Annual
                 Security Agreement, and Schedule Identifying Material        Report on Form 10-K for the Year Ended
                 Details                                                      October 31, 2001

10.24            Form of Promissory Note from DW Leasing Company, LLC to      Incorporated by reference to Exhibit
                 Star Financial Bank, Related Documents and Schedule          10.24 to the Registrant's Annual
                 Identifying Material Details                                 Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.25            Form of Lock-Up Agreement, dated July 19, 2001, and          Incorporated by reference to Exhibit
                 Schedule Identifying Material Details                        10.25 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.26            Master Lease Agreement, dated May 17, 2000, between Old      Incorporated by reference to Exhibit
                 National Bank and DW Leasing Company, LLC, and Related       10.26 to the Registrant's Annual
                 Documents                                                    Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.27            Loan Agreement, dated June 1, 2000, between DW Leasing       Incorporated by reference to Exhibit
                 Company LLC and Regions Bank and Security Agreement          10.27 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.28            Business Loan Agreement (Asset Based), dated August 15,      Incorporated by reference to Exhibit
                 2001, between Danzer Industries, Inc. and Bank of America,   10.28 to the Registrant's Annual
                 N.A.                                                         Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.29            1999 Stock Option Plan*                                      Incorporated by reference to Exhibit
                                                                              10.29 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.30            Amendment to Acquisition Agreement and Plan of               Incorporated by reference to Exhibit
                 Reorganization, dated December 28, 2001, between             10.30 to the Registrant's Annual
                 Registrant and Obsidian Leasing Company, Inc.                Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.31            Agreement and Plan of Reorganization and Corporate           Incorporated by reference to Exhibit
                 Separation, dated December 28, 2001, between DW Leasing      10.31 to the Registrant's Annual
                 LLC and Obsidian Leasing Company, Inc.                       Report on Form 10-K for the Year Ended
                                                                              October 31, 2001

10.32            Assignment and Assumption Agreement, dated February 19,      Incorporated by reference to Exhibit
                 2002, between Champion Trailer, Inc. and DW Leasing, LLC     10.1 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2002

10.33            Assignment and Assumption Agreement, dated February 20,      Incorporated by reference to Exhibit
                 2002, between DW Leasing, LLC and Fair Holdings, Inc.        10.2 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2002

10.34            Agreement to Purchase Subordinated Secured Promissory Note   Incorporated by reference to Exhibit
                 and Supply and Consignment Agreement, dated February 26,     10.3 to the Registrant's Quarterly
                 2002, among SerVaas, Inc., the Beurt SerVaas Revocable       Report on Form 10-Q for the Quarter
                 Trust, U.S. Rubber Reclaiming, Inc., Obsidian Enterprises,   Ended April 30, 2002

                 Inc. and DC Investments, LLC
10.35            Replacement Promissory Note, dated February 26, 2002, from   Attached
                 Obsidian Enterprises, Inc. to Fair Holdings, Inc. in the
                 principal amount of $700,000 due March 1, 2007

10.36            Promissory Note from Obsidian Enterprises, Inc. in favor     Incorporated by reference to Exhibit
                 of Fair Holdings, Inc. in the principal amount of $570,000   10.5 to the Registrant's Quarterly
                 due February 1, 2007                                         Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2002

10.37            Subscription Agreement of Fair Holdings, Inc. for 186,324    Incorporated by reference to Exhibit
                 shares of Series C Preferred Stock                           10.6 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2002

10.38            Subscription Agreement of Obsidian Capital Partners, LP      Incorporated by reference to Exhibit
                 for 402,906 shares of Series C Preferred Stock               10.7 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2002

10.39            Second Amendment to Credit Agreement, dated August 28,       Incorporated by reference to Exhibit
                 2002, between United Expressline, Inc. and First Indiana     10.1 to the Registrant's Quarterly
                 Bank, N.A.                                                   Report on Form 10-Q filed for the
                                                                              Quarter Ended July 31, 2002

10.40            Promissory Note, dated January 17, 2002, from DW Leasing     Attached
                 Company, LLC, to Fair Holdings, Inc.

10.41            Promissory Note, dated September 3, 2002, from Obsidian      Attached
                 Enterprises, Inc., to Fair Holdings, Inc.

10.42            Promissory Note, dated January 9, 2002, from Obsidian        Attached
                 Enterprises, Inc. to Fair Holdings, Inc.

10.43            Credit Agreement, dated October 31, 2002, between Obsidian   Attached
                 Leasing Company, Inc. and Old National Bank, N.A. and
                 Related Documents

10.44            Stock Purchase Agreement, dated July 27, 2001, between       Incorporated by reference to Exhibit A
                 Danzer Corporation and The Huntington Capital Investment     to the Schedule 13G filed by The
                 Company.                                                     Huntington Capital Investment Company
                                                                              on August 6, 2001

10.45            Loan Agreement, dated September 24, 2002, between Edgar      Attached
                 County Bank & Trust Co. and Obsidian Leasing Company, Inc.

10.46            Term Promissory Note, dated September 26, 2002, from         Attached
                 Obsidian Leasing Company, Inc. to Fair Holdings, Inc.

10.47            Note Purchase Agreement, dated July 27, 2001, between        Attached
                 United Acquisition, Inc. and The Huntington Capital
                 Investment Company.

10.48            Limited Forbearance Agreement, dated October 14, 2002,       Attached
                 among Danzer Industries, Inc., Obsidian Enterprises, Inc.
                 and Bank of America, N.A.

10.49            Revolving Credit, Term Loan and Security Agreement, dated    Attached
                 October 25, 2002, between PNC Bank, N.A. and U.S. Rubber
                 Reclaiming, Inc. and Related Documents

10.50            Term Promissory Note, dated October 31, 2002, from DW        Attached
                 Leasing Company, LLC to Fair Holdings, Inc.

10.51            Rental Agreement, dated October 1, 2002, between DW          Attached
                 Trailer, LLC and Danzer Industries, Inc.

10.52            Commercial Equipment Lease Agreement, dated August 1,        Attached
                 2002, between Fair Holdings, Inc. and Danzer Industries,
                 Inc.

10.53            Commercial Equipment Lease Agreement, dated August 1,        Attached
                 2002, between Fair Holdings, Inc. and Obsidian
                 Enterprises, Inc.

21               List of Subsidiaries                                         Attached

99.1             Certification of Timothy S. Durham                           Attached

99.2             Certification of Barry S. Baer                               Attached

*Indicates   Exhibits  that  describe  or  evidence   management   contracts  or
compensatory plans or arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.