Form 10-Q
period 2003-01-31
OBSIDIAN ENTERPRISES INC
filed 2003-03-21
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
         (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003; OR

     [ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE    ACT   OF   1934   FOR   THE    TRANSITION    PERIOD   FROM
          _____________________________ TO ___________________________


         0-17430
         -----------------------
         Commission File Number

                           OBSIDIAN ENTERPRISES, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                        35-2154335
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

111 MONUMENT CIRCLE, SUITE 4800                        46204
    INDIANAPOLIS, INDIANA
--------------------------------           -----------------------------------
(Address of principal executive offices)                (Zip code)

                                 (317) 237-4122
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKTUPCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                Outstanding at
       $.0001 par value                            March 17, 2003
                                                   36,007,855 shares

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                                     INDEX
                                                                         PAGE(S)

PART I - FINANCIAL INFORMATION:

     Item 1 - Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets - January 31, 2003
              and October 31, 2002                                            3

              Condensed Consolidated Statements of Operations                 5
                Three Months Ended January 31, 2003 and 2002

              Condensed Consolidated Statement of Changes of
                Stockholders' Deficit                                         6

              Condensed Consolidated Statements of Cash Flows                 7
                Three Months Ended January 31, 2003 and 2002

              Notes to Condensed Consolidated Financial Statements            9

     Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              21

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk      30

     Item 4 - Controls and Procedures                                         30

PART II - OTHER INFORMATION:

     Item 1 - Legal Proceedings                                               31

     Item 2 - Changes in Securities and Use of Proceeds                       31

     Item 3 - Defaults Upon Senior Securities                                 31

     Item 4 - Submission of Matters to a Vote of Security Holders             31

     Item 5 - Other Information                                               31

     Item 6 - Exhibits and Reports on Form 8-K                                31

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)


                                                                                 January 31,       October 31,
                                                                                       2003             2002
                                                                                 ----------------------------------


Assets

Current assets:
    Cash and cash equivalents                                                      $          433   $          920
    Marketable securities                                                                     137              137
    Accounts receivable, net of allowance for doubtful accounts
      of $495 for 2003 for 2002                                                             2,891            3,307
    Accounts receivable, related parties                                                      221              206
    Inventories, net                                                                        8,825            7,315
    Prepaid expenses and other assets                                                         676            1,049
                                                                                 ----------------------------------

Total current assets                                                                       13,183           12,934

Property, plant and equipment, net                                                         24,836           23,048

Other assets:
    Goodwill, net                                                                           6,434            6,434
    Other intangible assets, net of accumulated amortization of $588 for
      2003 and $527 for 2002                                                                1,752            1,853
    Other                                                                                      84              116
    Assets of subsidiary held for sale                                                         --            1,538
                                                                                 ----------------------------------

                                                                                   $       46,289   $       45,923
                                                                                 ==================================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                     OBSIDIAN ENTERPRISES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                  (unaudited)

                                                                                   January 31,      October 31,
                                                                                       2003             2002
                                                                                 ----------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
    Current portion of long-term debt                                              $        4,672   $        5,667
    Current portion of long-term debt, related parties                                         82               --
    Accounts payable, trade                                                                 2,923            3,450
    Accounts payable, related parties                                                         710              668
    Accrued expenses and customer deposits                                                  1,481            1,558
                                                                                 ----------------------------------

Total current liabilities                                                                   9,868           11,343

Long-term debt, net of current portion                                                     25,299           23,879

Long-term debt, related parties                                                             8,969            5,518

Deferred income tax liabilities                                                             1,257            1,624

Liabilities of subsidiary held for sale                                                        --            2,848

Commitments and contingencies

Mandatory redeemable preferred stock:
  Class of Series C Preferred Stock: 386,206 shares outstanding for
    2003               and 2002                                                             1,503            1,400
  Class of Series D Preferred Stock: 32,143 shares outstanding for 2003                       675               --

Stockholders' equity (deficit):
    Common stock, par value $.0001 per share; 40,000,000 shares authorized,
     36,007,855 shares outstanding                                                              3                3
    Preferred stock, 5,000,000 shares authorized; Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized, 3,982,193 issued and outstanding for 2003 and 2002, 200,000 shares of undesignated
     preferred stock authorized                                                                 5                5
    Preferred stock, 200,000 shares authorized; Class of Series D convertible preferred stock, par value $.001, 88,330 shares issued and outstanding in
     2003 and 2002                                                                             --               --
    Additional paid-in capital                                                             11,157           10,184
    Accumulated other comprehensive loss                                                      (49)             (49)
    Accumulated deficit                                                                   (12,398)         (10,832)
                                                                                 ----------------------------------

Total stockholders' deficit                                                                (1,282)            (689)
                                                                                 ----------------------------------

                                                                                   $       46,289   $       45,923
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                               -------------------------------------
                                                                               January 31, 2003   January 31, 2002
                                                                               -------------------------------------
                                                                                                   (as restated)

Net sales                                                                        $       10,899    $       11,466

Cost of sales                                                                             9,739             9,948
                                                                               -------------------------------------

GROSS PROFIT                                                                              1,160             1,518

Selling, general and administrative expenses                                              2,055             2,004
                                                                               -------------------------------------

Loss from operations                                                                       (895)             (486)

Other income (expense):
  Interest expense, net                                                                    (784)             (845)
  Other income (expense)                                                                      4               (29)
                                                                               -------------------------------------

Loss before income taxes and discontinued operations                                     (1,675)           (1,360)

Income tax benefit                                                                          158               155
                                                                               -------------------------------------

Loss before discontinued operations                                                      (1,517)           (1,205)

Loss from discontinued operations, net of tax                                               (49)             (326)
                                                                               -------------------------------------

Net loss                                                                         $       (1,566)   $       (1,531)
                                                                               =====================================

Basic and diluted loss per share attributable to common shareholders:
  From continuing operations                                                     $         (.01)   $         (.01)
  Discontinued operations, net of tax                                                       .00               .00
                                                                               -------------------------------------

Net loss per share                                                               $         (.01)   $         (.01)
                                                                               =====================================

Weighted average common and common equivalent shares outstanding, basic and
 diluted:                                                                            139,080,839       110,791,370
                                                                               =====================================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (dollars in thousands)
                                   (unaudited)

                                                             Series C        Series D                Accumulated
                            Comprehensive  Common Stock   Preferred Stock Preferred Stock Additional  Other
                                         ------------------------------------------------ Paid-in    Comprehensive Accumulated
                                Loss     Shares    Amount  Shares  Amount  Shares Amount Capital       Loss         Deficit   Total
                            -------------------------------------------------------------------------------------------------------

Balance at October 31, 2002    $    --  36,007,855  $ 3  3,982,193  $ 5   88,330 $  --  $10,184     $  (49)     $(10,832)   $ (689)

Contribution to capital
from sale of Champion to
related party                       --          --   --         --   --       --    --    1,142         --            --      1,142

Fair value adjustment on
redeemable preferred stock          --          --   --         --   --       --    --     (103)        --            --       (103)

Tax effect of sale of
coaches to DC Investments           --          --   --         --   --       --    --      (96)        --            --        (96)
Leasing, LLC

Extension of stock options          --          --   --         --   --       --    --       30         --            --         30

Net loss                        (1,566)         --   --         --   --       --    --       --         --        (1,566)    (1,566)
                               ----------------------------------------------------------------------------------------------------

Total comprehensive loss       $(1,566)
                               ========

Balance at January 31, 2003             36,007,855  $ 3  3,982,193  $ 5   88,330 $  --  $11,157   $  (49)     $(12,398)   $(1,282)
                                        ===========================================================================================



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                 -------------------------------
                                                                                   January 31,    January 31,
                                                                                      2003            2002
                                                                                 -------------------------------
                                                                                                 (as restated)

Cash flow from operating activities:
  Net loss from continuing operations                                              $    (1,517)    $    (1,205)
  Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                            687             664
  Other                                                                                    (93)           (105)
  Changes in operating assets and liabilities
    Accounts receivable, net                                                               417             (85)
    Inventories, net                                                                    (1,509)           (434)
    Other, net                                                                            (534)            810
                                                                                 -------------------------------

Net cash used in operating activities                                                   (2,549)           (355)
                                                                                 -------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                     (96)           (222)
  Other                                                                                     --              11
                                                                                 -------------------------------

Net cash used in investing activities                                                      (96)           (211)
                                                                                 -------------------------------

Cash flows from financing activities:
  Advances from (repayments to) related parties, net                                      (652)            156
  Net borrowings on lines of credit                                                      1,574           1,002
  Net borrowings (repayments) on long-term debt, including related parties               1,277            (727)
                                                                                 -------------------------------

Net cash provided by financing activities                                                2,199             439

Net cash provided by (used in) discontinued operations                                     (41)             23
                                                                                 -------------------------------

Decrease in cash and cash equivalents                                                     (487)           (112)

Cash and cash equivalents, beginning of period                                             920             529
                                                                                 -------------------------------

Cash and cash equivalents, end of period                                           $       433     $       417
                                                                                 ===============================

Interest paid                                                                      $       718     $       915
                                                                                 ===============================

Taxes paid                                                                         $        14     $        15
                                                                                 ===============================



          The accompanying notes are an integral part of the condensed consolidated financial statements.



                                                                                       Three Months Ended
                                                                                 -------------------------------
                                                                                   January 31,    January 31,
                                                                                      2003            2002
                                                                                 -------------------------------

Supplemental disclosure of noncash operating, investing and financing activities:
  Acquisition of coaches and equipment through issuance of debt                    $     2,278     $        --
  Contribution to capital from sale of Champion  to related party                  $     1,142     $        --
  Issuance of manadatory redeemable preferred stock in conjunction with the
   sale of Champion                                                                $       675     $        --
  Tax effect of sale of coaches to a related party                                 $        96     $        --
  Fair value change on mandatory redeemable preferred stock                        $      (103)    $       191
  Purchase price adjustment and conversion of accounts payable to debt for
   United                                                                          $        --     $       294











          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS:

Obsidian Enterprises, Inc. ("Obsidian Enterprises"), formerly Danzer Corporation, was reorganized (the "Reorganization") through an Acquisition and Plan of Reorganization with U.S. Rubber Reclaiming, Inc. and Related Entities
("U.S. Rubber Companies"), which was consummated on June 21, 2001 (the "Effective Date"). The Acquisition and Plan of Reorganization of Obsidian Enterprises with U.S. Rubber Companies was accounted for as a reverse acquisition as the shareholders of the U.S. Rubber Companies owned a majority of the outstanding stock of Obsidian Enterprises subsequent to the Acquisition and Plan of Reorganization. For accounting purposes, U.S. Rubber Reclaiming, Inc. is deemed to have acquired Obsidian Enterprises.

Pursuant to the Plan of Acquisition and Reorganization, United Expressline, Inc. was acquired July 31, 2002.

The accompanying financial data as of January 31, 2003 and for the three months ended January 31, 2003 and 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2002 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended October 31, 2002. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of January 31, 2003, results of operations for the three months ended January 31, 2003 and cash flows and stockholders' deficit for the three months ended January 31, 2003 have been made. The results of operations for the three months ended January 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The entities resulting from the merger described above, considered accounting subsidiaries of U.S. Rubber Reclaiming, Inc. (the accounting acquirer) and legal subsidiaries of Obsidian Enterprises, Inc. after the Acquisition and Plan of Reorganization, are as follows:

U.S. Rubber Reclaiming, Inc. ("U.S. Rubber," the accounting acquirer), which is engaged in reclaiming scrap butyl rubber into butyl reclaim for resale to manufacturers of rubber products.

Obsidian Enterprises, Inc. (formerly Danzer Corporation, the legal acquirer), a holding company.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Danzer Industries, Inc. ("Danzer Industries"), which is principally engaged in the design, manufacture and sale of truck bodies and cargo trailers.

Pyramid Coach, Inc. ("Pyramid"), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The coach leasing segment also includes the assets, liabilities, equity and results of operations of DW Leasing, LLC ("DW Leasing"), Obsidian Leasing Company, Inc. ("Obsidian Leasing"), formed November 1, 2001 and DC Investments Leasing, LLC ("DC Investments Leasing), formed December 13, 2002. DW Leasing and DC Investments Leasing are controlled by individuals who are also controlling shareholders of Obsidian Enterprises, Inc. and, accordingly, Pyramid. DW Leasing, Obsidian Leasing and DC Investments Leasing also own the majority of the coaches operated by Pyramid. All intercompany transactions are eliminated in consolidation.

United Expressline, Inc. ("United") manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

Champion Trailer, Inc. ("Champion") manufactures and sells transport trailers to be used primarily in the auto racing industry. During October 2002, the Company's Board of Directors agreed to a plan to dispose of substantially all assets and liabilities of Champion as further discussed in Note 3. The sale of Champion was completed January 30, 2003. Accordingly, the operations of Champion are classified as discontinued operations in the accompanying financial statements.


BASIS OF PRESENTATION:

Over the past year, the Company has undertaken various actions to improve its operations and liquidity. Such actions include the sale of Champion described in
Note 3, as well as conversion of debt to equity and refinancing of certain of its debt agreements as described in detail in the Company's 10-K for the year ended October 31, 2002. Management believes that the Company's financing agreements will provide adequate liquidity and working capital throughout fiscal 2003. However, there can be no assurance that such working capital and liquidity will in fact be adequate. Therefore, the Company may be required to draw upon other liquidity sources. The Company has therefore secured an increased financial commitment from Fair Holdings, Inc. ("Fair Holdings"), an entity controlled by the Company's Chairman, to provide, as needed, additional borrowings under a $5,000 line of credit agreement, which expires January 9, 2005. As of January 31, 2003, availability under the agreement is approximately $1,200.

The Company incurred a net loss for the year ended October 31, 2002 of $6,330, which included an asset impairment charge of $720, cumulative effect of change in accounting principle of $2,015 and a loss from discontinued operations of $1,040. In addition, the Company incurred a net loss from continuing operations of $1,517 for the three months ended January 31, 2003. Several of the Company's subsidiaries were acquired in highly leveraged transactions and this factor combined with the loss has contributed to its failure to meet certain financial covenants with two lenders as of January 31, 2003. Covenant violations with one lender have not been waived and as a result, $833 of long-term debt has been reclassified as a current liability as of January 31, 2003. On March 19, 2003, the Company entered into an agreement in principle to refinance this debt with Fair Holdings as further described in Note 10.

In view of these matters realization of assets and satisfaction of liabilities in the ordinary course of business is dependent on the Company's ability to generate sufficient cash flow to satisfy its obligations

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

on a timely basis, maintain compliance with its financing agreements and continue to receive financing support from Fair Holdings to provide liquidity if needed.

Management, as a part of its plan towards resolving these issues and generating positive cash flow and earnings, has taken the actions as described in the Company's 10-K for the year ended October 31, 2002 as well as the action described below during the three months ended January 31, 2003.

o During 2002, the Board of Directors authorized the Chairman of the Board to explore various options regarding the operations at Champion. Options included divestiture, restructuring of operations or closing the facility. It was determined in the best interests of the Company to sell Champion. On January 30, 2003, the Company completed the sale of substantially all assets of Champion to an entity owned by Messrs. Durham and Whitesell, Chairman and President of the Company, respectively. The sale resulted in an increase in equity of $1,142 as further described in Note 3.

o During December 2002, the Company sold certain coaches of Obsidian Leasing to DC Investments Leasing for assumption of the existing debt. DC Investments Leasing then refinanced this debt at terms more favorable than the previous terms.

o On January 2, 2003, the Company obtained an increase in its available line of credit with Fair Holdings to $5,000 from $3,000.

o On January 3, 2003, Obsidian Leasing refinanced debt due to former shareholders in the amount of $928 with Fair Holdings at terms further described in Note 4.

o During January 2003, United and U.S. Rubber entered into amended agreements with their respective lenders. Such agreements contain amended financial covenants.

The above factors combined with additional actions by management at the operating subsidiaries have contributed to an increase in the Company's working capital from $1,561 at October 31, 2002 to $3,315 at January 31, 2003.

Although management believes the actions described above will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity. In addition, management has continued to explore various opportunities to refinance the current outstanding debt of Danzer which, under a forebearance agreement with the lender, is payable March 31, 2003.On March 19, 2003, the Company entered into an agreement in principle to refinance this debt with Fair Holdings as further described in Note 10.


SIGNIFICANT ACCOUNTING POLICIES:

Earnings Per Share:
Basic per-share amounts are computed, generally, by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted per-share amounts

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

are computed similar to basic per-share amounts except that the weighted-average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. In arriving at the weighted average number of common shares outstanding for basic loss per share, the Company's Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of the Company's common stock, have been reflected as equivalent common shares based on their conversion rates of 20 to 1 and 175 to 1, respectively. Therefore, for the three months ended January 31, 2003 and 2002, respectively, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common stock equivalent shares of 87,367,980 and 74,783,380, respectively. The Series D Preferred Stock has been reflected on a weighted average basis outstanding as common stock equivalent shares of 15,705,004 for the three months ended January 31, 2003. There were no Series D Preferred Stock shares issued or outstanding during the three months ended January 31, 2002.

The Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share. In addition, the Company has options outstanding to purchase a total of 800,000 shares of common stock, at a weighted average exercise price of $.09. However, because the Company incurred a loss for the periods ended January 31, 2003 and 2002, respectively, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.

Basic and diluted loss per share have been computed as follows:

                                                                                            Three Months Ended
                                                                                   -------------------------------------
                                                                                   January 31, 2003   January 31, 2002
                                                                                   ------------------ ------------------

Loss before discontinued operations                                                  $       (1,517)    $       (1,205)
Change in fair value of mandatory redeemable preferred stock                                   (103)               191
                                                                                   ------------------ ------------------

Loss attributable to common shareholders before discontinued operations                      (1,620)            (1,014)

Loss from discontinued operations, net of tax                                                   (49)              (326)
                                                                                   ------------------ ------------------

Net loss attributable to common shareholders                                         $       (1,669)    $       (1,340)
                                                                                   ================== ==================

Weighted average common and common equivalent shares outstanding, basic and
 diluted                                                                                139,080,839        110,791,370
                                                                                   ================== ==================

Loss per share, basic and diluted, attributable to common shareholders:
  From continuing operations                                                         $       (.01)      $       (.01)
  Discontinued operations                                                                     .00                .00
                                                                                   ------------------ ------------------

Net loss per share                                                                   $       (.01)      $       (.01)
                                                                                   ================== ==================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)



1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


RECENTLY ISSUED PRONOUNCEMENTS:

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. Management does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations.

In January  2003,  FASB  issued FASB  Interpretation  No. 46,  Consolidation  of
Variable Interest Entities, an interpretation of Accounting Research Bulletin No., 51. This Interpretation addresses the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim period beginning after June 15, 2003, to variable interest entities in which an entity holds a variable interest that it acquired prior to February 1, 2003. The Company is currently evaluating the impact that adopting FASB Interpretation No. 46 may have on its consolidated financial statements including the potential consolidation of DW Leasing and DC Investments Leasing that are currently included in the Company's consolidated financial statements on a combined basis. If it is determined that these entities should be consolidated rather than combined, it may impact current balance sheet classifications and a result in cumulative effect of change in accounting in the consolidated statement of operations. Such impact, if any, has not yet been determined.

2.   INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components (in thousands):

                         January 31,      October 31, 2002
                         2003
                         ------------------ -------------------

Raw materials            $        4,219     $        3,655
Work-in-process                     816                709
Finished goods                    4,174              3,417
Valuation reserve                  (384)              (466)
                         ------------------ -------------------

Total                    $        8,825     $        7,315
                         ================== ===================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


3.   DISCONTINUED OPERATIONS

On October 30, 2002, the Company's Board of Directors agreed to sell the assets of Champion to an entity controlled by Messrs. Durham and Whitesell (Officers of the Company) for the assumption of all liabilities of Champion excluding its subordinated debt. The decision to divest Champion was based on the entity's inability to achieve profitable operations in the foreseeable future without substantial cash infusion. The Company also agreed in principal to settle the outstanding subordinated debt due to Markpoint Equity Fund J.V. ("Markpoint") from Champion in exchange for a cash payment of $675 and issuance to the debt holder of 32,143 shares of the Company's Series D Preferred Stock. In addition, the agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The sale of Champion was completed on January 30, 2003. Champion is accounted for as a discontinued operation and therefore the results of operations and cash flows have been removed from the Company's continuing operations for all periods presented. In addition, assets and liabilities of Champion included in the sale have been removed from the consolidated balance sheet as of January 31, 2003 and are included in the consolidated balance sheet as of October 31, 2002 as "Assets of subsidiary held for sale" and "Liabilities of subsidiary held for sale," respectively.

The sale of Champion resulted in an increase in equity of the Company of $1,142, net of tax of $97. No gain or loss was recognized on the sale because of the involvement of related parties.

A summary of the Company's discontinued operations for the three months ended January 31, 2003 and 2002 are as follows:

                                             Three Months Ended
                        -------------------------------------------------------
                                January 31, 2003            January 31, 2002
                        ---------------------------- --------------------------

Net sales                       $          170               $        1,017
Operating expenses                        (286)                      (1,280)
Interest                                   (85)                         (63)
Other                                      127                           --
Tax benefit                                 25                           --
                        ---------------------------- --------------------------

Net loss                        $          (49)              $         (326)
                        ============================ ==========================

A summary of assets and liabilities of Champion held for sale at October 31, 2002 are as follows:

                                                        October 31, 2002
                                                   ----------------------------

Inventories                                          $          551
Other current assets                                            177
Property and equipment, net                                     715
Other                                                            95
                                                   ----------------------------

                                                     $        1,538
                                                   ============================

Accounts payable and accrued expenses                $          709
Customer deposits                                               313
Long-term debt, related parties                               1,826
                                                   ----------------------------

                                                     $        2,848
                                                   ============================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


4.   FINANCING ARRANGEMENTS


OBSIDIAN LEASING:

On January 3, 2003, Obsidian Leasing refinanced debt in the amount of $928 to former shareholders of Pyramid and related companies. Terms of the new note with Fair Holdings include monthly interest payments of 13% of the outstanding principal amount and a balloon principal payment in January 2006.

On December 17, 2002, Obsidian Leasing sold four coaches to DC Investments Leasing in exchange for DC Investments Leasing's satisfaction of the debt outstanding on such coaches. In addition, DC Investments Leasing also acquired five additional coaches that were previously to be purchased by the Company thereby eliminating the Company's existing purchase commitment for such coaches. The Company refinanced the debt on the four coaches in addition to financing the five additional coaches. DC Investments Leasing entered into an agreement with First Indiana for $2,741 of the debt with interest payable at prime plus 1/2% and a maturity of December 2007. DC Investments Leasing also incurred debt with Fair Holdings for the remaining 20% of the net book value of the transferred and new coaches. Terms of the debt with Fair Holdings include monthly interest payments on the principal amount of $677 at 14% and a maturity of January 2008. DC Investments Leasing also entered into a management agreement with Pyramid under which all nine coaches described above will be leased by Pyramid.


UNITED:

On December 26, 2002, United entered into an amended credit agreement to provide additional working capital during the winter months. The amendment included a "temporary overline" line of credit with maximum borrowings not to exceed the lesser of $650 or the remainder of the borrowing base less the outstanding principal amount of the revolving line of credit. Interest is payable monthly at a rate of prime plus 3/4%. The temporary overline line of credit matures on March 31, 2003. The "temporary overline" was used by the Company to increase inventories during the quarter ended January 31, 2003. Inventories were increased to improve the Company's ability to deliver orders during the second and third quarters when sales have been historically higher than the first quarter.

United was in technical default of certain loan covenants with its subordinated lender at January 31, 2003. United has obtained a waiver of the violations from the lender.

OBSIDIAN ENTERPRISES:

On January 2, 2003, Obsidian Enterprises, Inc.'s line of credit with Fair Holdings was amended. Maximum borrowings were increased from $3,000 to $5,000.

At October 31, 2002, the Company was in violation of negative covenants with Renaissance US Growth & Income Trust PLC and FBSUS Special Opportunities Trust PLC, the holders of debentures that completed the financing of United. During January 2003, the Company received a waiver of the violations and obtained modifications of terms with the debenture holders to provide for less stringent covenants. In exchange for the waiver and modifications, the Company issued warrants to the debenture holders to purchase up to 16,000 shares of the Company's common stock at an exercise price of $.20 per share.


DANZER:

As of January 31, 2003, Danzer was in violation of certain covenants included in its credit agreement and First Forbearance Agreement dated October 14, 2002 with its senior lender. The Company and the lender subsequently entered into a Second Forbearance Agreement waiving these violations and reached an agreement in principle to refinance this debt with Fair Holdings as further described in Note 10.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)



5.  MANDATORY REDEEMABLE PREFERRED STOCK

In conjunction with the sale of Champion discussed in Note 3, the Company agreed to settle the outstanding subordinated debt due to Markpoint from Champion in exchange for a cash payment of $675 and issuance to the debt holder of 32,143 shares of the Company's Series D Preferred Stock. The agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The repurchase option is available to Markpoint as follows: 16,072 shares during the period May 1, 2003 to June 1, 2003 and 16,071 shares during the period November 1, 2003 to December 1, 2003. The repurchase options expire if not exercised during the specified periods. The Company's repurchase obligation is guaranteed by Mr. Durham. Accordingly, the Company has recorded mandatory redeemable preferred stock of $675 at January 31, 2003.

6.  STOCKHOLDERS' DEFICIT

On December 13, 2003, the Company's Board of Directors approved the extension of the expiration date of 200,000 fixed stock options, exercisable at $.05. The original expiration date of December 31, 2002 was extended to December 31, 2003. The Company recognized $30 of compensation expense related to the extension of the options during the three months ended January 31, 2003.

In January 2003, the Company and certain lenders entered into amended debt agreements containing less stringent covenants. In exchange for this amendment, the Company issued warrants to each of the debenture holders to purchase up to 8,000 shares of the Company's common stock at an exercise price of $.20 per share. These warrants expire January 24, 2006. The issuance of the warrants had no material impact on earnings.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


7.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows:

                                                            Three Months Ended January 31, 2003
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $        7,012      $       1,107       $       2,212     $       10,331
  Foreign                                           347                 --                 221                568
                                       ------------------------------------------------------------------------------

Total                                    $        7,359      $       1,107       $       2,433     $       10,899

Cost of goods sold                       $        6,720      $         622       $       2,397     $        9,739

Loss before taxes                        $       (1,066)     $        (248)      $        (361)    $       (1,675)

Identifiable assets                      $       20,466      $      14,043       $      10,977     $       45,486*

Depreciation and amortization expense    $          189      $         190       $         308     $          687
*Identifiable assets, as stated above                                                              $      45,486
  Corporate-level goodwill                                                                                   650
  Other corporate-level assets                                                                               153
                                                                                                --------------------

Total assets                                                                                      $       46,289
                                                                                                ====================


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


7.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED


                                                            Three Months Ended January 31, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $        8,233      $       1,043       $       2,079     $       11,355
  Foreign                                            --                 --                 111                111
                                       ------------------------------------------------------------------------------

Total                                    $        8,233      $       1,043       $       2,190     $       11,466

Cost of goods sold                       $        7,329      $         573       $       2,046     $        9,948

Loss before taxes                        $         (641)     $        (367)      $        (352)    $       (1,360)

Identifiable assets                      $       22,102      $      12,444       $      10,253     $       44,799*

Depreciation and amortization expense    $          160      $         245       $         259     $          664

*Identifiable assets, as stated above                                                              $       44,799
  Corporate-level goodwill                                                                                    650
  Other corporate-level assets                                                                                130
                                                                                                --------------------

Total assets                                                                                       $       45,579
                                                                                                ====================

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the three months ended January 31, 2003 and 2002, allocated corporate expenses by segment were as follows:

                                                Three Months Ended
                                      ----------------------------------------
                                          January 31,         January 31,
                                              2003               2002
                                      ----------------------------------------

Trailer manufacturing                    $           318     $           218
Coach leasing                                         48                  37
Butyl rubber reclaiming                               99                  52
                                      ----------------------------------------

                                         $           465     $           307
                                      ========================================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


8.   RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates resulting in the following amounts for the periods ended:

                                                                                    January 31,        October 31,
                                                                                       2003               2002
                                                                                 ------------------ ------------------
Balance sheet:
  Current assets:
    Accounts receivable, Obsidian Capital Partners                                 $        156       $        181
    Accounts receivable, Fair Holdings                                                       21                 --
    Accounts receivable, Obsidian Capital Company                                            13                 13
    Accounts receivable, other affiliated entities                                           31                 12
                                                                                 ------------------ ------------------

Total assets                                                                       $        221       $        206
                                                                                 ================== ==================

  Current liabilities:
    Accounts payable, Obsidian Capital Company                                     $        274       $        279
    Accounts payable, other affiliated entities                                              29                  9
    Accounts payable, stockholders                                                          280                338
    Accounts payable, DC Investments and Fair Holdings                                      127                 42
    Notes payable, Fair Holdings                                                             82                 --
  Long-term portion:
    Notes payable, DC Investments                                                           700                700
    Notes payable, Fair Holdings                                                          4,500              3,020
    Line of credit, Fair Holdings                                                         3,769              1,798
                                                                                 ------------------ ------------------

Total liabilities                                                                  $      9,761       $      6,186
                                                                                 ================== ==================

                                                                                          Three Months Ended
                                                                                 -------------------------------------
                                                                                 January 31, 2003   January 31, 2002
                                                                                 ------------------ ------------------

Income statement:
  Interest expense, DC Investments and Fair Holdings                               $        179       $         --
  Rent expense, Obsidian Capital Company                                           $         21       $         15
  Rent expense, Fair Holdings                                                      $          4       $         --

Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms. Amounts classified as long term represent amounts not currently due, amounts that are expected to be converted to equity subsequent to January 31, 2003 and October 31, 2002, respectively, or amounts converted to long-term debt subsequent to January 31, 2003.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


9.   COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

10.  SUBSEQUENT EVENTS

As of January 31, 2003, Danzer was in violation of certain covenants included in its credit agreement and First Forbearance Agreement dated October 14, 2002 with its senior lender. The Company and the Lender entered into a Second Forbearance Agreement dated February 28, 2003. Terms of this agreement include a waiver of the Company's violations of the above covenants. The maturity date of the debt with the senior lender remains March 31, 2003.

On March 19, 2003, the Company entered into an agreement in principle with the senior lender of Danzer and Fair Holdings to refinance the current senior debt of Danzer. Under the proposed terms of this refinancing, Fair Holding will acquire the senior lender's interest in the Danzer debt based on the current amount outstanding of approximately $1,429. The proposed terms also include an amendment to the debt agreement to provide less stringent financial covenants.

11.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2001. The Company is restating its previously issued financial statements for the three months ended January 31, 2002 for this error.

Below is a comparison of previously reported and restated balances included in the Condensed Consolidated Balance Sheet and Statement of Operations as of and for the three months ended January 31, 2002.

                                                                Previously
                                                                 Reported             Change           As Restated
                                                             ------------------ ------------------- ------------------

Statement of Operations:*
  Interest expense                                             $        811       $         34        $        845
  Loss before income taxes                                           (1,326)               (34)             (1,360)
  Net loss                                                           (1,497)               (36)             (1,531)

  Net loss per share                                                   (.01)                --                (.01)

Balance Sheet:
  Long-term debt, net of current                                     22,228             (1,436)             20,792
  Mandatory redeemable preferred stock                                   --              1,244               1,244
  Additional paid-in capital                                          5,612                261               5,873
  Accumulated deficit                                                (5,950)               (69)             (6,019)

* Amounts do not include the operations of Champion which have been reclassified as discontinued operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements included in or incorporated by reference into this Quarterly Report on Form 10-Q and the Company's other filings made with the Securities and Exchange Commission. These forward-looking statements are based on management's views and assumptions and involve risks, uncertainties and other important factors, some of which may be beyond the control of the Company, that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. Readers should carefully review the risks described in this and other documents that the Company files from time to time with the Securities and Exchange Commission. The forward-looking statements speak only as of the date that they are made and the Company undertakes no obligation to update or revise any of the forward-looking statements.


OVERVIEW

The Company operates in three industry segments, comprised of trailer and related transportation equipment manufacturing, butyl rubber reclaiming, and coach leasing. Trailer and related transportation equipment manufacturing includes the operations of United and Danzer Industries. Butyl rubber reclaiming includes the operations of U.S. Rubber and coach leasing includes the operations of Pyramid, DW Leasing, Obsidian Leasing and DC Investments Leasing.

Champion is accounted for as a discontinued operation, therefore, its results of operations and cash flow have been removed from the Company's continuing operations for all periods presented.

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2001. The Company is restating its previously issued financial statements for the three months ended January 31, 2002 for this error.


RESULTS OF OPERATIONS

The Company's overall operating results and financial condition during the three months ended January 31, 2003 compared to the three months ended January 31, 2002 were adversely affected by the overall economic situation in the United States, the limited availability of raw materials in the butyl reclaiming segment and adverse weather conditions in the Midwest that affected the Company's ability to deliver orders in the trailer and related transportation equipment manufacturing segment.

The following table shows net sales by product segment:


                                            Three Months Ended
                                 ------------------------------------------
                                   January 31, 2003     January 31, 2002
                                 --------------------- --------------------

Trailer manufacturing                $      7,359          $      8,233
Butyl rubber reclaiming                     2,433                 2,190
Coach leasing                               1,107                 1,043
                                 --------------------- --------------------

Net Sales                            $     10,899          $     11,466
                                 ===================== ====================

The following is a discussion of the major elements impacting the Company's operating results by segment for the three months ended January 31, 2003 compared to the three months ended January 31, 2002. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.


TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                          Three Months Ended
                              -------------------------------------------
                                January 31, 2003      January 31, 2002
                              --------------------- ---------------------

Net Sales                         $      7,359          $      8,233
Cost of Sales                            6,720                 7,329
                              --------------------- ---------------------

Gross Profit                      $        639          $        904
                              ===================== =====================

Gross Profit %                             8.7%                 11.0%
                              ===================== =====================

Three Months Ended January 31, 2003 Compared to The Three Months Ended January 31, 2002

Sales in this segment decreased $874 or 10.6% over the comparable period of 2002. The decrease was primarily related to two factors.

First, sales of truck bodies decreased by $354 over the quarter ended January 31, 2002. This reduction was related to the continued depressed condition of the telecommunications industry which has historically been a significant consumer of truck bodies, as well as the bankruptcy filing of a significant truck body customer in late 2002. Sales to this customer in the first quarter did not decline significantly from 2002, but the Company anticipates little to no future sales from this customer after January 31, 2003.

Second, the sale of cargo trailers decreased by $520 as a result of the general state of the U.S. economy and harsher weather during the winter of 2003.

The gross profit decrease was primarily a result of decreased volume at the Company's truck body plant which resulted in an inability to absorb fixed overhead costs. To offset these costs, management began production of cargo trailers in this facility during late 2002. Inefficiencies in the start up of this operation have also had a negative impact in gross profit margins as compared to the three months ended January 31, 2002. Management believes gross profits will continue to be adversely impacted by the lack of sales volume in truck bodies during 2003.

BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                   Three Months Ended
                        ------------------------------------------
                          January 31, 2003     January 31, 2002
                        --------------------- --------------------

Net Sales                   $     2,433           $     2,190
Cost of Sales                     2,397                 2,046
                        --------------------- --------------------

Gross Profit                $        36           $       144
                        ===================== ====================

Gross Profit %                    1.5%                  6.6%
                        ===================== ====================

Three Months Ended January 31, 2003 Compared To The Three Months Ended January 31, 2002

Net sales in this segment for the three months ended January 31, 2003 as compared to the three-month period ended January 31, 2002 increased 11.1% in the amount of $243.

Sales in this segment were higher than the three months ended January 31, 2002 because of increased demand from Company's tire manufacturing customers. While the Company experienced an increase in sales throughout calendar year 2002, management does not anticipate a return to historic levels of sales of reclaimed butyl rubber to tire manufacturers during fiscal 2003, in part due to the lack of consistent sources of raw materials.

Net sales also increased over the first quarter of 2002 due to the demand for pipeline mastic wraps produced with reclaimed butyl rubber. Demand for this product fell dramatically beginning in October 2001 as a result of the decline in the price of crude oil in late 2001, which caused a decline in new oil exploration. As the price of crude oil increased, the demand for those uses has also increased. Although this demand has increased from its lows at the end of fiscal 2001 and beginning 2002, demand has not returned to historical levels.

Gross profit percentage decreased 5.1% for the three months ended January 31, 2003 when compared to the three months ended January 31, 2002. The primary reasons for this decrease is a lack of a consistent supply of raw materials and increasing energy costs. The Company's reclaim process is most efficient when raw material consists of primarily road worn inner tubes with a mix of other butyl rubber. Since the introduction of the tubeless tire for automobiles in the 1970s, sources of material have declined substantially and the cost of available raw materials has increased. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time is incurred to ensure delivery of quality product. Management has been testing other materials including butyl pad scrap as a replacement material for the past several years with some success. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material in the future. Until such time that consistent sources of raw materials are available, sales growth and gross profit in this segment will be limited.

COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                   Three Months Ended
                        ------------------------------------------
                          January 31, 2003     January 31, 2002
                        --------------------- --------------------

Net Sales                  $      1,107          $      1,043
Cost of Sales                       622                   573
                        --------------------- --------------------

Gross Profit               $        485          $        470
                        ===================== ====================

Gross Profit %                     43.8%                 45.1%
                        ===================== ====================

Three Months Ended January 31, 2003 Compared To The Three Months Ended January 31, 2002

Sales for the three months ended January 31, 2003 increased 6.1% in the amount of $64 over the comparable three-month period ended January 31, 2002. The increase in sales is attributable to increased utilization of the coach fleet as well as the use of "all inclusive" lease arrangements. Under these lease arrangements, the customer pays one price for all costs including drivers and fuel as opposed to paying these items separately and leasing only the coach. Management believes the increased utilization is a result of its marketing efforts to specialized tour groups (i.e. golf course trips) and corporate customers. These customers are in addition to the traditional country and western performers who have traditionally been this segment's primary customer base.

The first quarter is typically the segment's lowest sales period due to seasonality. Business is historically stronger in the spring, summer and fall.

Gross profit for this segment was 43.8% for the three months ended January 31, 2003 compared to 45.1% for the comparable three-month period ended January 31, 2002. The reduction is attributable primarily to an increase in "all inclusive" lease arrangements described above which result in higher costs of sales and also to additional costs of maintaining a larger fleet during the lower utilization period of the year.


SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

The Company's selling, general and administrative expenses for the three months ended January 31, 2003 increased $51 or 2.5% over the three-month period ended January 31, 2002. $30 of this increase is related to the extension of stock options for certain employees in December 2002.


INTEREST EXPENSE

Interest expense for the three months ended January 31, 2003 as a percentage of average debt borrowings of $37,318 was 2.1% (8.4% on an annual basis). Interest expense for the three months ended January 31, 2002 as a percentage of average debt borrowings of $32,975 was 2.6% (10.4% on an annual basis). The decrease is primarily due to the reduction of the prime rate and refinancing of a significant portion of the coach debt at lower rates during 2002.


INCOME TAX PROVISION

The income tax benefit for the three-month period ended January 31, 2003 increased by $3 as compared to the three-month period ended January 31, 2002. The income tax benefit is created primarily through NOL carryforwards recognized to the extent they are available to offset the Company's net deferred tax liability. Any quarterly tax benefits are based on the estimated effective tax rate for the full year.

DISCONTINUED OPERATIONS

On October 30, 2002, the Company's Board of Directors agreed to sell substantially all assets of Champion to an entity controlled by Messrs. Durham and Whitesell in exchange for assumption of all liabilities of Champion, other than its subordinated debt. In accordance with the criteria provided for in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets, the operating results of Champion have been classified as discontinued operations. The losses from discontinued operations for the three months ended January 31, 2003 and 2002 represent the losses of Champion during these periods, net of tax benefit of $97 and $0, respectively. The loss from discontinued operations for the three months ended January 31, 2003 decreased by $277 as compared to the three months ended January 31, 2002. The reduced loss was a result of a gain of $127 on the settlement of subordinated debt and a reduction in overhead costs of the operations at Champion.

Substantially all assets of Champion subject to its liabilities were sold on January 30, 2003. No gain or loss was recognized in the consolidated statement of operations due to the involvement of related parties. The benefit of liabilities assumed by the purchaser in excess of assets sold in the amount of $1,142 was recorded as additional paid in capital.


LIQUIDITY AND CAPITAL RESOURCES

Each of the subsidiaries of the Company have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. The principal balances of some of these loans reflect the fact that Obsidian Capital Partners ("Partners"), from whom four of the five subsidiaries were purchased, entered into highly leveraged acquisitions of U.S. Rubber, Pyramid, and United.

This high level of debt has created liquidity issues for the Company and the stringent financial covenants that are common for this type of debt increase the probability that the Company's subsidiaries may from time to time be in technical default under these loans. These risks are mitigated, in part, for the Company's United and U.S. Rubber subsidiaries by the right described below under "Guarantees of Partners." Liquidity and capital resources have also been negatively impacted by consolidated losses.

The high level of debt also subjects the Company to additional liquidity risk should interest rates increase by a material amount. Approximately 57% of the Company's outstanding debt is variable and based on market factors such as the prime rate of LIBOR rates. A significant increase in these market indexes could have a material adverse affect on the Company's liquidity.

In addition, the lack of positive results at Danzer has resulted in violations of certain requirements of its loan agreement with its senior lender as further described below under "Financial Covenant Waivers". As a result, all debt due the senior lender ($1,741 as of January 31, 2003) matures on March 31, 2003. Obsidian Enterprises also is a guarantor under this debt agreement. The company is currently exploring alternatives to refinance this debt or extend the terms with the current lender although no agreements have been reached as of yet. Should refinancing or an extension of the current agreement not be obtained, the Company's liquidity and resources could be reduced materially should it need to repay this loan.

The Company's working capital position (current assets over current liabilities) was positive at January 31, 2003 by $3,315. The working capital position was $1,561 at October 31, 2002. This increase is attributable to the items discussed below.

The Company continues to address liquidity and working capital issues. Management believes that the steps started in 2002 and currently underway will continue to improve the Company's working capital as indicated above, strengthen its equity and place the Company in a position to successfully enhance its liquidity. These steps include:

o The agreement to refinance debt of Danzer with Fair Holdings as further described under "Refinancing Activities;"

o The actions taken with respect to Champion described under "Discontinued Operations" which improved the Company's overall equity and working capital position;

o    The refinancing of additional coaches in the coach leasing group;

o    The increased line availability through Fair Holdings;

As a result of the actions described above, management believes that the Company has financing agreements in place to provide adequate liquidity and working capital for the remainder of fiscal 2003 should a viable option be obtained for the Danzer financing. However, there can be no assurance that adequate Danzer refinancing will be obtained or that such working capital and liquidity will, in fact, be adequate. Future liquidity is also dependent upon the ability of the company to generate profitable operations and positive cash flow from its operating entities.


FINANCIAL COVENANT WAIVERS

The Company has reached agreements with certain of its lenders to waive financial covenant defaults under the following loans:

o As of January 31, 2003, Danzer was in violation of certain covenants included in its credit agreement and First Forbearance agreement dated October 14, 2002 with its senior lender. The Company and the Lender entered into a Second Forbearance Agreement dated February 28, 2003. Terms of this agreement include a waiver of the Company's violations of the above covenants. The maturity date of the debt with the senior lender remains March 31, 2003.

o At January 31, 2003, United was in violation of certain financial covenants with Huntington Capital Investment Company. United has received a waiver of these violations.

FUNDS AVAILABILITY

On a consolidated basis, as of January 31, 2003, the Company had approximately $433 of cash and cash equivalents. Danzer Industries, U.S. Rubber, United and Obsidian Enterprises each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At January 31, 2003, additional current availability under these credit lines and maximum availability if supported by their individual borrowing base are:

   Company                Current Availability         Maximum Availability
Danzer Industries           $       0                     $        0(1)
U.S. Rubber                       274                          2,154
United                            112                            112
Obsidian Enterprises            1,231                          1,231

(1) Additional borrowings only at the bank's discretion under the forbearance agreement

The Company generated negative net cash flow of $2,549 from operations during the three months ended January 31, 2003. Cash used in operations during the quarter is primarily due to increases in inventories and decreases in accounts payable. The Company has increased inventories during the first quarter primarily in the trailer and related transportation equipment manufacturing segment. The first quarter is historically the lowest volume quarter due to seasonality of this business. Inventories were increased during this quarter to provide an increase in the Company's ability to deliver orders during the second and third quarters when sales have historically been higher than in the first quarter. Funding during the quarter was provided through borrowings on lines of credit and from related parties.


REFINANCING ACTIVITIES

Refinancing activity during the quarter ended January 31, 2003 included the following:

o On December 17, 2002, Obsidian Leasing sold four coaches to DC Investments Leasing, LLC ("DC Investments Leasing"), a newly created entity owned by DC Investments, LLC (an entity owned 50% by the Company's Chairman), in exchange for DC Investments Leasing's satisfaction of the debt outstanding on such coaches. DC Investments Leasing paid this debt through a refinancing at terms that included a reduction in interest rates. In addition, DC Investments Leasing also acquired five additional coaches that were previously to be purchased by the Company thereby eliminating the Company's existing purchase commitment for such coaches. DC Investments Leasing also entered into a management agreement with Pyramid under which all nine coaches described above will be leased by Pyramid.

o Danzer is currently operating under a forbearance agreement with its senior lender that includes a maturity date of the debt with this lender of March 31, 2003. On March 19, 2003, the Company entered into an agreement in principle with the senior lender of Danzer and Fair Holdings to refinance the current senior debt of Danzer. Under the proposed terms of this refinancing, Fair Holding will acquire the senior lender's interest in the Danzer debt based on the current amount outstanding of approximately $1,429. The proposed terms also include an amendment to the debt agreement to provide less stringent financial covenants.

GUARANTEES OF PARTNERS

The Company has an agreement with Partners that gives it the right to mandate a capital contribution from Partners if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement with Partners up to $1,620,000 on U.S. Rubber and $1,000,000 on United to fund the respective subsidiary's shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary's debt obligations to the lender.


CASH FLOWS (EBITDA)

A summary of our contractual cash obligations for the fiscal years ending 2003 through 2006 and 2007 and thereafter at January 31, 2003 is as follows:


Contractual Obligations                    Total         2003         2004         2005         2006      2007 and Thereafter
                                        ------------ ------------- ------------ ------------ ------------ -------------------

Long-term debt, with covenant
 violations and classified as current    $      833   $      833    $       --   $       --   $       --   $       --
Long-term debt, and all debt service
 interest payments                           49,767        5,143         8,408       18,017        7,992       10,207
Operating leases                              1,397          450           353          274          189          131
Mandatory redeemable preferred stock          2,178          337           338            -        1,503            -
                                        ------------ ------------- ------------ ------------ ------------ ------------

Total contractual cash obligations       $   54,175   $    6,763    $    9,099   $   18,291   $    9,684   $   10,338
                                        ============ ============= ============ ============ ============ ============

Cash flow and liquidity are discussed further below, and the footnotes to our financial statements discuss cash flow, liquidity and the current classification of debt due to loan covenant violations.

We also have a commercial commitment as described below:

   Other Commercial Commitment       Total Amount Committed      Outstanding at January        Date of Expiration
                                                                        31, 2003
----------------------------------- -------------------------- --------------------------- ---------------------------


Line of credit                            $           1,000          $             840     March 31, 2003
Line of credit                                        3,750                      3,750     February 1, 2004
Line of credit                                        4,000                      1,846     October 1, 2005
Line of credit                                          650                        538     March 31, 2003
Line of credit, related party                         5,000                      3,769     January 1, 2005

The Company's net cash used in operations for the three months ended January 31, 2003 was $2,549. This is comprised of a net loss from continuing operations of $1,517, offset by noncash changes as follows: depreciation and amortization of $687, deferred tax benefit of $174, accretion of interest of $81 and the extension of stock options of $30. In addition, the Company had decreases in accounts receivable of $417, other assets of $44, accounts payable of $530, and accrued expenses and customer deposits of $78 and increases in inventories of $1,509.

Net cash flow provided from financing activities for the three months ended January 31, 2003 was $2,199. This is comprised of borrowings of long-term debt and net borrowings of short-term debt of $1,651 and borrowings from related parties of $2,033, offset by principal repayments of long-term debt of $833. In addition, the Company repaid $652 of related party payables.

Cash flow used in investing activities for the three months ended January 31, 2003 was $96. This is comprised of purchases of equipment.

The total decrease in cash is summarized as follows:

                                                                 Three Months Ended
                                                        --------------------------------------
                                                           January 31,         January 31,
                                                               2003               2002
                                                        ------------------- ------------------

Net cash used in operations                               $       (2,549)     $         (355)
Net cash used in investing activities                                (96)               (211)
Net cash provided by financing activities                          2,199                 431
Net cash provided by (used in) discontinued operations               (41)                 23
                                                        ------------------- ------------------

Decrease in cash and cash equivalents                     $         (487)     $         (112)
                                                        =================== ==================

EBITDA is a measure of the Company's ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America.

EBITDA by business segment and reconciliation to net loss from continuing operations under accounting principles generally accepted in the United States of America by segment for the applicable periods is as follows:

                                                                Three Months Ended January 31, 2003
                                              -------------------------------------------------------------------------
                                                                                                           Net Loss
                                                                                                             From
                                                            Interest      Income       Depreciation       Continuing
                                                EBITDA       Expense      Taxes       & Amortization      Operations
                                              ------------ ------------ ----------- -------------------- --------------

Trailer and related transportation
equipment manufacturing                         $    (495)   $    318    $   (99)         $     189       $    (903)

Coach leasing                                         233         270         --                190            (227)

Butyl rubber reclaiming                                58          97       (103)               308            (244)

Corporate                                              --          99         44                 --            (143)
                                              ------------ ------------ ----------- -------------------- --------------

Total Company                                   $    (204)   $    784    $  (158)         $     687       $  (1,517)
                                              ============ ============ =========== ==================== ==============


                                                                Three Months Ended January 31, 2002
                                              -------------------------------------------------------------------------
                                                                                                           Net Loss
                                                                                                             From
                                                            Interest      Income       Depreciation       Continuing
                                                EBITDA       Expense      Taxes       & Amortization      Operations
                                              ------------ ------------ ----------- -------------------- --------------

Trailer and related transportation
 equipment manufacturing                        $    (148)   $    333    $   (46)         $     160       $    (595)

Coach leasing                                         235         357         --                245            (367)

Butyl rubber reclaiming                                83         176       (109)               259            (243)
                                              ------------ ------------ ----------- -------------------- --------------

Total Company                                   $     170    $    866    $  (155)         $     664       $  (1,205)
                                              ============ ============ =========== ==================== ==============

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. Amounts allocated by segment are as follows:

                                                Three Months Ended
                                      ----------------------------------------
                                          January 31,         January 31,
                                              2003               2002
                                      ----------------------------------------

Trailer manufacturing                    $           318     $           218
Coach leasing                                         48                  37
Butyl rubber reclaiming                               99                  52
                                      ----------------------------------------

Total                                    $           465     $           307
                                      ========================================

EBITDA by segment, exclusive of the allocation of the above selling, general and administrative expenses, is as follows:

                                                Three Months Ended
                                      ----------------------------------------
                                          January 31,         January 31,
                                              2003               2002
                                      ----------------------------------------

Trailer manufacturing                    $          (177)    $            70
Coach leasing                                        281                 272
Butyl rubber reclaiming                              157                 135
                                      ----------------------------------------

Total                                    $           261     $           477
                                      ========================================

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during 2002 of a customer resulted in a bad debt charge of $379. However, we believe our reserve for doubtful accounts of $495 should be adequate for any exposure to loss in our January 31, 2003 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $384 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. Property and equipment is reviewed for impairment when events and circumstances indicate potential impairment factors are present. In assessing the recoverability of the Company's property and equipment, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

Goodwill and intangibles are reviewed annually for impairment as of the first day of the fourth quarter or more frequently when events and circumstances indicate potential impairment factors are present. The realization of the goodwill of $6,434 is primarily dependent on the future operations of the operating entity whether the goodwill is allocated (primarily United). Historical operating results, current product demand and estimated future results indicate the results of operations at United should be adequate to continue to realize this amount. However, future results may not meet expectations due to economic or other factors, and failure to meet expectations may result in the goodwill not being fully realizable and accordingly result in impairment charges which could be material to the Company's operating results.

In conjunction with financing of the acquisition of United, the Company issued 386,206 shares of Series C preferred stock to Huntington Capital Investment Corporation ("Huntington"). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company's stock will result in a corresponding increase to this repurchase requirement. Accordingly, a substantial increase in stock price at the repurchase date may have an adverse impact on the Company's liquidity. At January 31, 2003, the Company had violated certain financial covenants defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of January 31, 2003.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to interest rate changes. See the discussion of market risk in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2, which discussion is incorporated by reference herein.

ITEM 4 CONTROLS AND PROCEDURES

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to ordinary litigation incidental to its business. No current pending litigation is expected to have a material adverse effect on results of operations, financial condition or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 27, 2003, the Company issued 32,143 shares of the Company's Series D Preferred Stock to Markpoint Equity Fund, J.V., a Texas joint venture, as partial settlement of a lawsuit relating to amounts owed under a subordinated credit facility. Each share of Series D Preferred Stock is convertible into 175 shares of the Company's Common Stock at the option of the holder at any time prior to the Company's filing of a registration statement registering the shares of the Company's Common Stock under Section 6 of the Securities Act of 1933, as amended (the "Securities Act").

On January 24, 2003, the Company issued two warrants for 8,000 shares of the Company's Common Stock (the "Warrants") to each of Frost National Bank, Custodian, FBO Renaissance US Growth Investment Trust PLC, Trust No. W00740100 and HSBC Global Custody Nominee (UK) Limited, FBO BFS US Special Opportunities Trust PLC (the "Trusts"). The Warrants were issued in exchange for the Trusts' waiver of a violation of a negative covenant and agreement to modify the terms relating to convertible debentures previously issued by the Company and held by the Trusts. Each of the Warrants has an exercise price of $0.20 per share of Common Stock covered by the Warrants and is exercisable on or before January 24, 2006.

The issuances described above were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

The exhibits filed as part of this Form 10-Q are listed in the Exhibit Index, which is incorporated herein by reference.


REPORTS ON FORM 8-K

Form 8-K (Items 2 and 5) dated November 6, 2002, reporting on sale of Champion Trailer, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OBSIDIAN ENTERPRISES, INC.

March 21, 2003                     By:  /s/ Timothy S. Durham
----------------------------       --------------------------------------------
Date                               Timothy S. Durham, Chairman and
                                   Chief Executive Officer



March 21, 2003                     By:  /s/ Barry S. Baer
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

     3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003               /s/ Timothy S. Durham
                                    --------------------------------
                                    Timothy S. Durham, Chief Executive Officer

                                 CERTIFICATIONS


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

     3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 21, 2003                    /s/ Barry S. Baer
                                         ----------------------------------
                                         Barry S. Baer, Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit No.                              Description
------------------ --------------------------------------------------------------- --------------------------------
       2.1         Memorandum  of  Agreement,  dated  October 30,  2002,  between  Incorporated by reference to
                   Champion  Trailer,  Inc.,  on the one  hand,  and  Timothy  S.  Exhibit 2.1 to the Current
                   Durham and Terry G. Whitesell, on the other hand.               Report on Form 8-K filed by
                                                                                   the Registrant on November 6,
                                                                                   2002.
------------------ --------------------------------------------------------------- --------------------------------
       2.2         Agreement  for the  Purchase  and Sale of  Business  Assets of  Incorporated by reference to
                   Champion   Trailer,   Inc.,  dated  January  31,  2003,  among  Exhibit 2.2 to the Current
                   Obsidian   Enterprises,   Inc.,  Champion  Trailer,  Inc.  and  Report on Form 8-K filed by
                   Champion  Trailer  Acquisition   Company,   LLC,  and  related  the Registrant on February 11,
                   Assumption Agreement.                                           2003.
------------------ --------------------------------------------------------------- --------------------------------
      10.1         Promissory  Term Note,  dated November 18, 2002, from Obsidian  Attached
                   Leasing Company, Inc. to Fair Holdings, Inc.
------------------ --------------------------------------------------------------- --------------------------------
      10.2         Third Amendment to Credit Agreement,  dated December 26, 2002,  Attached between United Expressline, Inc. and First Indiana Bank, N.A.
------------------ --------------------------------------------------------------- --------------------------------
      10.3         Credit  Agreement,   dated  December  18,  2002,   between  DC  Attached
                   Investments  Leasing,  LLC and First  Indiana  Bank,  N.A. and
                   Related Documents.
------------------ --------------------------------------------------------------- --------------------------------
      10.4         Term  Promissory  Note,  dated January 3, 2003,  from Obsidian  Attached
                   Leasing, Inc. to Fair Holdings, Inc.
------------------ --------------------------------------------------------------- --------------------------------
      10.5         Stock  Purchase  Warrant,  dated  January 24, 2003,  issued by  Attached
                   Obsidian Enterprises,  Inc. to Frost National Bank, Custodian,
                   FBO  Renaissance  US  Growth  Investment  Trust  PLC Trust No.
                   WOO740100.
------------------ --------------------------------------------------------------- --------------------------------
      10.6         Stock  Purchase  Warrant,  dated  January 24, 2003,  issued by  Attached
                   Obsidian  Enterprises,  Inc., to HSBC Global  Custody  Nominee
                   (UK) Limited, FBO BFS US Special Opportunities Trust PLC.
------------------ --------------------------------------------------------------- --------------------------------
      10.7         Second  Limited  Forbearance  Agreement,  dated  February  28,  Attached
                   2003,   between   Danzer   Industries,   Inc.   and   Obsidian
                   Enterprises, Inc.
------------------ --------------------------------------------------------------- --------------------------------
      10.8*        Form  of  Letter   Amending   Stock   Options   and   Schedule  Attached
                   Identifying Material Details
------------------ --------------------------------------------------------------- --------------------------------
      10.9         First Amendment to Promissory Note, dated January 9, 2003.      Attached
------------------ --------------------------------------------------------------- --------------------------------
      10.10        Sublease,  effective  as of  January  1,  2003,  between  Fair  Attached
                   Holdings, Inc. and Obsidian Enterprises, Inc.
------------------ --------------------------------------------------------------- --------------------------------
      10.11        Commercial Equipment Lease Agreement,  commencing November 20,  Attached
                   2002,  between Fair  Holdings,  Inc.  and United  Expressline,
                   Inc.
------------------ --------------------------------------------------------------- --------------------------------
      99.1         Statement  Regarding  Certification  Pursuant  to 18 U.S.C.ss.  Attached
                   1350 by Timothy S. Durham, Chief Executive Officer.
------------------ --------------------------------------------------------------- --------------------------------
      99.2         State Regarding  Certification Pursuant to 18 U.S.C.ss.1350 by  Attached
                   Barry S. Baer, Chief Financial Officer.
-------------------------------------------------------------------------------------------------------------------

* Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits.