Form 10-Q
period 2003-04-30
OBSIDIAN ENTERPRISES INC
filed 2003-06-23
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
         (Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003; OR
[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE    ACT    OF    1934    FOR    THE    TRANSITION    PERIOD    FROM
     _____________________________ TO ___________________________


     0-17430
     -----------------------
     Commission File Number


                           OBSIDIAN ENTERPRISES, INC.
 ------------------------------------------------------------------------------
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                       35-2154335
 --------------------------------          ------------------------------------
 --------------------------------          ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

 111 MONUMENT CIRCLE, SUITE 4800                       46204
     INDIANAPOLIS, INDIANA
 --------------------------------          ------------------------------------
 (Address of principal                                 (Zip code)
  executive offices)
                                 (317) 237-4122
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----   -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                               ----   ----


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                                Outstanding at
         $.0001 par value                            June 20, 2003
                                                     36,007,855 shares

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                                      INDEX
                                                                            PAGE

PART I - FINANCIAL INFORMATION:

Item 1 - Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets - April 30, 2003 and October 31, 2002....3

Condensed Consolidated Statements of Operations
        Three and Six Months Ended April 30, 2003 and 2002.....................5

Condensed Consolidated Statement of Changes of Stockholders'
        Deficit and Comprehensive Loss.........................................6

Condensed Consolidated Statements of Cash Flows
        Three and Six Months Ended April 30, 2003 and 2002.....................7

Notes to Condensed Consolidated Financial Statements...........................9

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................26

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........38

Item 4 - Controls and Procedures..............................................38

PART II - OTHER INFORMATION:

Item 1 - Legal Proceedings....................................................39

Item 2 - Changes in Securities and Use of Proceeds............................39

Item 3 - Defaults Upon Senior Securities......................................39

Item 4 - Submission of Matters to a Vote of Security Holders..................39

Item 5 - Other Information....................................................39

Item 6 - Exhibits and Reports on Form 8-K.....................................39

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)


                                                                                    April 30,        October 31,
                                                                                       2003             2002
                                                                                 ----------------------------------


Assets

Current assets:
    Cash and cash equivalents                                                      $          747   $          920
    Marketable securities                                                                     115              137
    Accounts receivable, net of allowance for doubtful accounts
      of $495 for 2003 and $495 for 2002                                                    3,994            3,307
    Accounts receivable, related parties                                                      211              206
    Inventories, net                                                                        7,928            7,315
    Prepaid expenses and other assets                                                         635            1,049
                                                                                 ----------------------------------

Total current assets                                                                       13,630           12,934

Property, plant and equipment, net                                                         24,411           23,048

Other assets:
    Goodwill, net                                                                           6,434            6,434
    Other intangible assets, net of accumulated amortization of $694 for
      2003 and $461 for 2002                                                                1,655            1,853
    Other                                                                                     131              116
    Assets of subsidiary held for sale                                                          -            1,538
                                                                                 ----------------------------------

                                                                                   $       46,261   $       45,923
                                                                                 ==================================



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)


                                                                                    April 30,       October 31,
                                                                                       2003             2002
                                                                                 ----------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
    Current portion of long-term debt                                              $        7,130   $        5,667
    Current portion of long-term debt, related parties                                        119               --
    Accounts payable, trade                                                                 3,188            3,450
    Accounts payable, related parties                                                         838              668
    Accrued expenses and customer deposits                                                  1,871            1,558
                                                                                 ----------------------------------

Total current liabilities                                                                  13,146           11,343

Long-term debt, net of current portion                                                     20,203           23,879

Long-term debt, related parties                                                            12,126            5,518

Deferred income tax liabilities                                                               817            1,624

Liabilities of subsidiary held for sale                                                         -            2,848

Commitments and contingencies

Mandatory redeemable preferred stock:
  Class of Series C Preferred Stock: 386,206 shares outstanding for
    2003               and 2002                                                             1,536            1,400
  Class of Series D Preferred Stock: 32,143 shares outstanding for 2003                       675               --

Stockholders' equity (deficit):
    Common stock, par value $.0001 per share; 40,000,000 shares authorized,
     36,007,855 shares outstanding                                                              3                3
    Preferred stock, 5,000,000 shares authorized; Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized, 3,982,193 issued and outstanding for 2003 and 2002, 200,000 shares of undesignated
     preferred stock authorized                                                                 5                5
    Preferred stock, 200,000 shares authorized; Class of Series D convertible preferred stock, par value $.001, 88,330 shares issued and outstanding in
     2003 and 2002                                                                             --               --
    Additional paid-in capital                                                             11,155           10,184
    Accumulated other comprehensive loss                                                      (70)             (49)
    Accumulated deficit                                                                   (13,335)         (10,832)
                                                                                 ----------------------------------

Total stockholders' deficit                                                                (2,242)            (689)
                                                                                 ----------------------------------

                                                                                   $       46,261   $       45,923
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)
                                   (unaudited)

                                                     Three Months Ended                   Six Months Ended
                                            ------------------------------------------------------------------------
                                             April 30, 2003     April 30, 2002   April 30, 2003    April 30, 2002
                                            ------------------------------------------------------------------------
                                                                (as restated)                      (as restated)

Net sales                                     $       15,107    $       15,598     $     26,007    $       27,064

Cost of sales                                         13,316            12,973           23,056            22,921
                                            ------------------------------------------------------------------------

Gross profit                                           1,791             2,625            2,951             4,143

Selling, general and administrative
 expenses                                              2,197             2,260            4,253             4,264
                                            ------------------------------------------------------------------------

Income (loss) from operations                           (406)              365           (1,302)             (121)

Other income (expense):
  Interest expense, net                                 (904)             (931)          (1,688)           (1,776)
  Other expense, net                                      --                (4)               3               (33)
                                            ------------------------------------------------------------------------

Loss before income taxes and discontinued
 operations                                           (1,310)             (570)          (2,987)           (1,930)

Income tax benefit                                       401                --              559               155
                                            ------------------------------------------------------------------------

Loss before discontinued operations                     (909)             (570)          (2,428)           (1,775)

Loss from discontinued operations, net of
 tax                                                       -              (395)             (49)             (721)
                                            ------------------------------------------------------------------------
                                            ------------------------------------------------------------------------

Net loss                                      $         (909)   $         (965)    $     (2,477)   $       (2,496)
                                            ========================================================================
                                            ========================================================================

Basic and diluted loss per share
attributable to common shareholders:
  From continuing operations                  $         (.03)   $         (.02)    $       (.07)   $         (.04)
  Discontinued operations, net of tax                     --              (.01)            (.00)             (.02)
                                            ------------------------------------------------------------------------
                                            ------------------------------------------------------------------------

Net loss per share                            $         (.03)   $         (.03)    $       (.07)   $         (.06)
                                            ========================================================================
                                            ========================================================================

Weighted average common shares outstanding
 basic and diluted                                36,007,855        36,007,855       36,007,855        36,007,855
                                            ========================================================================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                         DEFICIT AND COMPREHENSIVE LOSS
                             (dollars in thousands)
                                   (unaudited)

                                                           Series C         Series D
                                                           Convertible     Convertible             Accumulated
                           Comprehensive  Common Stock   Preferred Stock Preferred Stock Additional  Other
                                         ------------------------------------------------ Paid-in Comprehensive Accumulated
                              Loss       Shares    Amount  Shares  Amount   Shares Amount Capital    Loss         Deficit     Total
                           --------------------------------------------------------------------------------------------------------

Balance at October 31, 2002      $ --  36,007,855  $ 3   4,368,399   $ 5   88,330 $ --   $10,184   $ (49)       $(10,832)   $ (689)

Contribution to capital from
 sale of Champion to related
 party                             --          --    --         --    --       --   --     1,142      --             --      1,142

Fair value adjustment on           --          --    --         --    --       --   --      (105)     --            (26)      (131)
 redeemable preferred stock

Tax effect of sale of coaches      --          --    --         --    --       --   --       (96)     --             --        (96)
 to DC Investments Leasing, LLC

Extension of stock options         --          --    --         --    --       --   --        30      --             --         30

Unrealized loss on available      (21)                                                               (21)            --        (21)
 -for -sale marketable
 securities

Net loss                       (2,477)         --    --         --    --       --   --        --      --         (2,477)    (2,477)
                                 --------------------------------------------------------------------------------------------------

Total comprehensive loss      $(2,498)
                              ========

Balance at April 30, 2003              36,007,855   $ 3  4,368,399   $ 5   88,330  $--   $11,155   $ (70)     $ (13,335)   $(2,242)
                                       ============================================================================================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Six Months Ended
                                                                                    --------------------------------
                                                                                    April 30, 2003  April 30, 2002
                                                                                    --------------------------------
                                                                                                     (as restated)

Cash flow from operating activities:
  Loss from continuing operations                                                     $    (2,428)    $  (1,775)
  Adjustments to reconcile loss from continuing operations to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                                                             1,446           1,271
  Other                                                                                      (413)           (161)
  Changes in operating assets and liabilities
    Accounts receivable, net                                                                 (687)           (746)
    Inventories, net                                                                         (614)           (427)
    Other, net                                                                                100           1,779
                                                                                    --------------------------------

Net cash used in operating activities                                                      (2,596)            (59)
                                                                                    --------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                       (296)           (405)
  Other                                                                                        --              11
                                                                                    --------------------------------

Net cash used in investing activities                                                        (296)           (394)
                                                                                    --------------------------------

Cash flows from financing activities:
  Advances from (repayments to) related parties, net                                         (961)            305
  Net borrowings on lines of credit                                                         1,188             601
  Net borrowings (repayments) on long-term debt, including related parties                  2,533            (721)
                                                                                    --------------------------------

Net cash provided by financing activities                                                   2,760             185

Net cash provided by (used in) discontinued operations                                        (41)              6
                                                                                    --------------------------------

Decrease in cash and cash equivalents                                                        (173)           (262)

Cash and cash equivalents, beginning of period                                                920             529
                                                                                    --------------------------------

Cash and cash equivalents, end of period                                              $       747     $        267
                                                                                    ================================

Interest paid                                                                         $       832     $     1,562
                                                                                    ================================

Taxes paid                                                                            $        63     $        15
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                           Six Months Ended
                                                                                    --------------------------------
                                                                                    April 30, 2003  April 30, 2002
                                                                                    --------------------------------
                                                                                                     (as restated)

Supplemental disclosure of noncash operating, investing and financing activities:
  Acquisition of coaches and equipment through issuance of debt                       $     2,304     $        --
Contribution to capital from sale of Champion to related party                        $     1,142     $        --
  Issuance of mandatory redeemable preferred stock in conjunction with the sale of
   Champion                                                                           $       675     $        --
  Tax effect of sale of coaches to a related party                                    $        96     $        --
  Fair value change on mandatory redeemable preferred stock                           $      (131)    $       423
   Reclassification of debt due to assumption of credit agreement by
    Fair                                     Holdings                                 $     1,488     $        --
  Conversion of debt to preferred stock and additional paid-in capital                $        --     $     3,348
  Conversion of accounts payable, related parties to debt                             $        --     $     1,295
  Purchase price adjustment and conversion of accounts payable to debt for United     $        --     $       294


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

Pursuant to the Plan of Acquisition and Reorganization, United Expressline, Inc. was acquired July 31, 2002.

The accompanying financial data as of April 30, 2003 and for the three and six months ended April 30, 2003 and 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2002 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended October 31, 2002. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of April 30, 2003, results of operations for the three and six months ended April 30, 2003 and cash flows and stockholders' deficit for the six months ended April 30, 2003 have been made. The results of operations for the three and six months ended April 30 , 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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


BASIS OF PRESENTATION:

Over the past year, the Company has undertaken various actions to improve its operations and liquidity. Such actions include the sale of Champion described in
Note 3, as well as conversion of debt to equity and refinancing of certain of its debt agreements as described in detail in the Company's 10-K for the year ended October 31, 2002. Management believes that the Company has financing agreements in place to provide adequate liquidity and working capital throughout fiscal 2003. However, there can be no assurance that such working capital and liquidity will in fact be adequate. Therefore, the Company may be required to draw upon other liquidity sources. The Company has therefore secured an increased financial commitment from Fair Holdings, Inc. ("Fair Holdings"), an entity controlled by the Company's Chairman, to provide, as needed, additional borrowings under a $8,000 line of credit agreement, which expires January 9, 2005. As of April 30, 2003, availability under the agreement is approximately $2,700.

The Company incurred a net loss for the year ended October 31, 2002 of $6,330, which included an asset impairment charge of $720, cumulative effect of change in accounting principle of $2,015 and a loss from discontinued operations of $1,040. In addition, the Company incurred a loss from continuing operations of $909 and $2,428 for the three and six months ended April 30, 2003, respectively. Several of the Company's subsidiaries were acquired in highly leveraged transactions and this factor combined with the loss has contributed to its failure to meet certain financial covenants required by one of its lenders. As of April 30, 2003, the lender has waived all covenant violations.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Management, as a part of its plan towards resolving these issues and generating positive cash flow and earnings, has taken the actions as described in the Company's 10-K for the year ended October 31, 2002 as well as the actions described below during the six months ended April 30, 2003.

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

o On April 1, 2003, the Company obtained an increase in its available line of credit with Fair Holdings to $8,000.

o On January 3, 2003, Obsidian Leasing refinanced debt due to former shareholders in the amount of $928 with Fair Holdings at terms further described in Note 4.

o During January 2003, United and U.S. Rubber obtained modifications to provide less stringent requirements on certain financial covenants with their respective lenders.

o On March 28, 2003, Fair Holdings acquired the line of credit and term debt due to the senior lender of Danzer in the amount of $1,488 under an assignment and assumption agreement. The maturity date of the line of credit included in the assignment and assumption agreement was extended to April 2006, and the debt covenants required by the senior lender were waived through the end of the term. All other terms of the assumed notes remain the same.

o During March 2003, United completed a compensation review and update and provided a revised pay scale which realigns the Company with its industry and reduces compensation costs. United also continues to develop its new production facility to increase productivity and plant efficiency.

o During 2003, U.S. Rubber has continued to consolidate its butyl reclaiming operations from two plants to one to maximize production and efficiently utilize equipment. The consolidation has caused some pieces of equipment to be temporarily idle until the Company completes its implementation of a new production process for "fine grind rubber". Existing and new equipment will be required to complete the "fine grind" production line. The new process will maximize the use of the existing raw materials in the Company's existing butyl reclaim production and also provide additional products of natural rubber.

o The Company's truck body division at Danzer continues to negatively impact the Company's cash flows. The trailer production line was put in place in the fourth quarter of 2002 to support the production needs at United and also provide a new product line to the existing customers of Danzer and open a potential new market along the East coast of the U.S. Given the current state of the telecommunications industry and economic conditions, management will continue to evaluate the operations and progress with the implementation of the trailer production. Management also expects to make a decision to continue or discontinue operations by the end of fiscal 2003. In conjunction with the analysis of the Danzer operations, we are also analyzing the potential for asset impairment at the Danzer operation. Total assets of Danzer as of April 30, 2003 were $3,250 which represents approximately 7% of total consolidated assets.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)

The above factors combined with additional actions by management at the operating subsidiaries are expected to contribute to an increase in the Company's working capital and liquidity.

Although management believes the actions described above will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity. In addition, management is continuing to explore various opportunities to refinance the current outstanding debt.

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

Basic and diluted loss per share have been computed as follows:

                                                    Three Months Ended                      Six Months Ended
                                          --------------------------------------- --------------------------------------
                                            April 30, 2003      April 30, 2002     April 30, 2003      April 30, 2002
                                          ------------------- ------------------- ------------------ -------------------
                                                                (as restated)                          (as restated)
Loss before discontinued operations         $         (909)     $         (570)     $       (2,428)    $       (1,775)
Change in fair value of mandatory
 redeemable preferred stock                            (32)                232                (131)               423
                                          ------------------- ------------------- ------------------ -------------------

Loss attributable to common
 shareholders before discontinued
 operations                                           (941)               (338)             (2,559)            (1,352)

Loss from discontinued operations, net
 of tax                                                 --                (395)                (49)              (721)
                                          ------------------- ------------------- ------------------ -------------------

Net loss attributable to common
 shareholders                               $         (941)     $         (733)     $       (2,608)    $       (2,073)
                                          =================== =================== ================== ===================

Weighted average common shares
 outstanding, basic and diluted                 36,007,855          36,007,855          36,007,855         36,007,855
                                          =================== =================== ================== ===================

Loss per share, basic and diluted,
attributable to common shareholders:
  From continuing operations                $       (.03)       $       (.02)       $       (.07)      $       (.04)
  Discontinued operations                             --                (.01)               (.00)              (.02)
                                          ------------------- ------------------- ------------------ -------------------

Net loss per share                          $       (.03)       $       (.03)       $       (.07)      $       (.06)
                                          =================== =================== ================== ===================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)

The Company's Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of the Company's common stock, are convertible at rates of 20 to 1 and 175 to 1, respectively. The inclusion of these potential common shares in the calculation of loss per share would have an antidilutive effect. However, pursuant to a Certificate of Designation, these shares will be converted to common stock immediately upon approval by the stockholders. Accordingly, we are presenting the following pro forma information to indicate the effect on earnings per share had such shares been converted to common shares for the periods presented.

Pro forma basic and diluted loss per share have been computed below as if the Series C and Series D Preferred Stock were converted to common stock. For the three and six months ended April 30, 2003 and 2002, respectively, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 87,367,980 and 75,212,925 respectively. The Series D Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 21,082,775 and 18,364,013 for the three and six months ended April 30, 2003, respectively. There were no Series D Preferred Stock shares issued or outstanding during the three and six months ended April 30, 2002.


                                                    Three Months Ended                      Six Months Ended
                                          --------------------------------------- --------------------------------------
                                            April 30, 2003      April 30, 2002     April 30, 2003      April 30, 2002
                                          ------------------- ------------------- ------------------ -------------------
                                                                (as restated)                          (as restated)

Pro forma weighted average common
 shares outstanding, basic and diluted         144,458,610         111,220,780         141,739,848        111,001,235
                                          =================== =================== ================== ===================

Pro forma loss per share, basic and diluted, attributable to common shareholders:
  From continuing operations                $       (.01)       $       (.00)       $       (.02)      $       (.01)
  Discontinued operations                             --                (.00)               (.00)              (.01)
                                          ------------------- ------------------- ------------------ -------------------

Pro forma net loss per share                $       (.01)       $       (.00)       $       (.02)      $       (.02)
                                          =================== =================== ================== ===================

The pro forma net loss per share is presented for informational purposes only and is not indicative of the weighted average common shares outstanding or net loss per share presented in accordance with accounting principles generally accepted in the United States of America.

The Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share. In addition, the Company has options outstanding to purchase a total of 800,000 shares of common stock, at a weighted average exercise price of $.09. However, because the Company incurred a loss for the periods ended April 30, 2003 and 2002, respectively, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.

RECENTLY ISSUED PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No., 51. This Interpretation addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim period beginning after June 15, 2003, to variable interest entities in which an entity holds a variable interest that it acquired prior to February 1, 2003. Management does not expect the adoption of FIN No. 46 to have a material impact on the Company's financial position, results of operations, cash flows, or its debt covenants.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock options under Accounting Principles Bulletin Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and has adopted the disclosure provisions of SFAS 148.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. We do not anticipate that the adoption of this statement will have a significant impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The standard further defines the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or report between the liability and equity section of the balance sheet. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. We believe the adoption of this standard will result in mandatory redeemable preferred stock currently reported on our balance sheet between equity and liabilities being reclassified as a liability. We do not expect the adoption of SFAS No. 150 to have a material impact on the Company's results of operations, cash flows, or its debt covenants.

2.   INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

                                                                 April 30,       October 31, 2002
                                                                   2003
                                                             ------------------ -------------------

Raw materials                                                  $        4,207     $        3,655
Work-in-process                                                           855                709
Finished goods                                                          3,220              3,417
Valuation reserve                                                        (354)              (466)
                                                             ------------------ -------------------

Total                                                          $        7,928     $        7,315
                                                             ================== ===================

3.   DISCONTINUED OPERATIONS

On October 30, 2002, the Company's Board of Directors agreed to sell the assets of Champion to an entity controlled by Messrs. Durham and Whitesell (Officers of the Company) for the assumption of all liabilities of Champion excluding its subordinated debt. The decision to divest Champion was based on the entity's inability to achieve profitable operations in the foreseeable future without substantial cash infusion. The Company also agreed in principal to settle the outstanding subordinated debt due to Markpoint Equity Fund J.V. ("Markpoint") from Champion in exchange for a cash payment of $675 and issuance to the debt holder of 32,143 shares of the Company's Series D Preferred Stock. In addition, the agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The sale of Champion was completed on January 30, 2003. Champion is accounted for as a discontinued operation and therefore the results of operations and cash flows have been removed from the Company's continuing operations for all periods presented. In addition, assets and liabilities of Champion included in the sale have been removed from the consolidated balance sheet as of April 30, 2003 and are included in the consolidated balance sheet as of October 31, 2002 as "Assets of subsidiary held for sale" and "Liabilities of subsidiary held for sale," respectively.

The sale of Champion resulted in an increase in equity of the Company of $1,142, net of tax of $97. No gain or loss was recognized on the sale because of the involvement of related parties.

A summary of the Company's discontinued operations for the three and six months ended April 30, 2003 and 2002 are as follows:

                                                    Three Months Ended                      Six Months Ended
                                           -------------------------------------- -------------------------------------
                                            April 30, 2003      April 30, 2002     April 30, 2003     April 30, 2002
                                           ------------------ ------------------- ------------------ ------------------

Net sales                                    $           --     $        1,375      $          170     $        2,392
Operating expenses                                       --             (1,690)               (286)            (2,970)
Interest                                                 --                (80)                (85)              (143)
Other                                                    --                 --                 127                 --
Tax benefit                                              --                 --                  25                 --
                                           ------------------ ------------------- ------------------ ------------------

Net loss                                     $           --     $         (395)     $          (49)    $         (721)
                                           ================== =================== ================== ==================

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


UNITED:

On December 26, 2002, United amended its credit agreement to provide additional working capital during the winter months. The amendment included a "temporary overline" line of credit with maximum borrowings not to exceed the lesser of $650 or the remainder of the borrowing base less the outstanding principal amount of the revolving line of credit. Interest is payable monthly at a rate of prime plus 3/4%. The temporary overline line of credit matures on June 30, 2003. The Company is currently in negotiations with its lender to convert the temporary overline to additional availability under the current line of credit. Should such an agreement not be reached, the line will be repaid from borrowings under the Company's line of credit with Fair Holdings and from operating cash flow.

United was in technical default of certain loan covenants with its subordinated lender at April 30, 2003. United has obtained a waiver of the violations from the lender.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


OBSIDIAN ENTERPRISES:

On April 1, 2003, Obsidian Enterprises, Inc.'s line of credit with Fair Holdings was amended. Maximum borrowings were increased from $5,000 to $8,000.

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


DANZER:

As of January 31, 2003, Danzer was in violation of certain covenants included in its credit agreement and First Forbearance Agreement dated October 14, 2002 with its senior lender. On February 28, 2003, the Company and the lender entered into a Second Forbearance Agreement waiving these violations. On March 28, 2003, the credit agreement was assumed by Fair Holdings under an assumption and continuation agreement. An amendment was made as of the effective date of the agreement to extend the maturity date of the line of credit agreement to April 1, 2006 and the debt covenants required by the senior lender were waived through the end of the term. All other terms of the agreement will continue as stated in the original agreement dated August 15, 2001.


5.   MANDATORY REDEEMABLE PREFERRED STOCK

In conjunction with the sale of Champion discussed in Note 3, the Company agreed to settle the outstanding subordinated debt due to Markpoint from Champion in exchange for a cash payment of $675 and issuance to the debt holder of 32,143 shares of the Company's Series D Preferred Stock. The agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The repurchase option is available to Markpoint as follows: 16,072 shares during the period May 1, 2003 to June 1, 2003 and 16,071 shares during the period November 1, 2003 to December 1, 2003. The repurchase options expire if not exercised during the specified periods. The Company's repurchase obligation is guaranteed by Mr. Durham. Accordingly, the Company has recorded mandatory redeemable preferred stock of $675 at April 30, 2003. Subsequent to April 30, 2003 Markpoint exercised its option for 16,072 shares as further described in Note 10.


6.   STOCKHOLDERS' DEFICIT

STOCK OPTIONS

The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's basic and diluted net loss per share would have been as follows:


                                                    Three Months Ended                      Six Months Ended
                                           -------------------------------------- -------------------------------------
                                            April 30, 2003      April 30, 2002     April 30, 2003     April 30, 2002
                                           ------------------ ------------------- ------------------ ------------------

Net loss as reported                         $         (909)    $         (965)     $       (2,477)    $       (2,496)
Deduct total stock-based employee
 compensation expense determined under
 fair value methods                                      --                 --                  --                 --
                                           ------------------ ------------------- ------------------ ------------------
                                           ------------------ ------------------- ------------------ ------------------

Pro forma net loss                                     (909)              (965)             (2,477)            (2,496)

Basic and diluted loss per share:
  As reported                                         (0.03)             (0.03)              (0.07)             (0.06)
  Pro forma                                           (0.03)             (0.03)              (0.07)             (0.06)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rates of 6.4 and 5.5 percent; dividend yield of 0 percent in both years; expected lives of 5 years; and volatility of 978 and 170 percent. The estimated weighted average fair value of options granted during 2000 and 1999 were $0.10 and $0.05 per share, respectively.

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

                                                             Three Months Ended April 30, 2003
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $        9,970     $        1,419      $        2,439     $       13,828
  Foreign                                           876                 --                 403              1,279
                                       ------------------------------------------------------------------------------

Total                                    $       10,846     $        1,419      $        2,842     $       15,107

Cost of goods sold                       $       10,034     $          732      $        2,550     $       13,316

Loss before taxes                        $         (865)    $         (173)     $         (129)    $       (1,167)**

Identifiable assets                      $       21,271     $       13,871      $       10,363     $       45,505*

Depreciation and amortization expense    $          189     $          258      $          311     $          758

*Identifiable assets, as stated above                                                              $       45,505
  Corporate-level goodwill                                                                                    650
  Other corporate-level assets                                                                                106
                                                                                                --------------------
                                                                                                --------------------

Total assets                                                                                      $        46,261
                                                                                                ====================

**Identifiable loss before taxes, as stated above                                                  $       (1,167)
    Corporate-level loss before taxes, not identifiable with a specific segment                              (143)
                                                                                                --------------------

Total loss before taxes                                                                           $        (1,310)
                                                                                                ====================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)



                                                             Three Months Ended April 30, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $       11,503     $        1,511      $        2,383     $       15,397
  Foreign                                            --                 --                 201                201
                                       ------------------------------------------------------------------------------

Total                                    $       11,503     $        1,511      $        2,584     $       15,598

Cost of goods sold                       $        9,854     $          766      $        2,353     $       12,973

Loss before taxes                        $         (295)    $          (20)     $         (255)    $         (570)

Identifiable assets                      $       22,468     $       12,518      $       10,067     $       45,053*

Depreciation and amortization expense    $          190     $          165      $          253     $          608

*Identifiable assets, as stated above                                                              $       45,053
  Corporate-level goodwill                                                                                    650
  Assets of subsidiary held for sale                                                                        1,518
                                                                                                --------------------
                                                                                                --------------------

Total assets                                                                                      $        47,221
                                                                                                ====================


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)



                                                              Six Months Ended April 30, 2003
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $       16,982     $        2,526      $        4,652     $       24,160
  Foreign                                         1,223                 --                 624              1,847
                                       ------------------------------------------------------------------------------

Total                                    $       18,205     $        2,526      $        5,276     $       26,007

Cost of goods sold                       $       16,754     $        1,354      $        4,948     $       23,056

Loss before taxes                        $       (1,867)    $         (400)     $         (478)    $       (2,745)**

Identifiable assets                      $       21,271     $       13,871      $       10,363     $       45,505*

Depreciation and amortization expense    $          378     $          448      $          620     $        1,446


*Identifiable assets, as stated above                                                              $      45,505
  Corporate-level goodwill                                                                                   650
  Other corporate-level assets                                                                               106
                                                                                                --------------------
                                                                                                --------------------

Total assets                                                                                      $       46,261
                                                                                                ====================


**Identifiable loss before taxes, as stated above                                                  $      (2,745)
    Corporate-level loss before taxes, not identifiable with a specific segment                             (242)
                                                                                                --------------------

Total loss before taxes                                                                           $       (2,987)
                                                                                                ====================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)



                                                              Six Months Ended April 30, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $       19,736     $        2,554      $        4,462     $       26,752
  Foreign                                            --                 --                 312                312
                                       ------------------------------------------------------------------------------

Total                                    $       19,736     $        2,554      $        4,774     $       27,064

Cost of goods sold                       $       17,183     $        1,339      $        4,399     $       22,921

Loss before taxes                        $         (917)    $         (395)     $         (618)    $       (1,930)

Identifiable assets                      $       22,468     $       12,518      $       10,067     $       45,053*

Depreciation and amortization expense    $          350     $          410      $          511     $        1,271


*Identifiable assets, as stated above                                                              $      45,053
  Corporate-level goodwill                                                                                   650
  Assets of subsidiary held for sale                                                                       1,518
                                                                                                --------------------
                                                                                                --------------------

Total assets                                                                                      $       47,221
                                                                                                ====================


Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the three and six months ended April 30, 2003 and 2002, allocated corporate expenses by segment were as follows:



                                                Three Months Ended                      Six Months Ended
                                      -------------------------------------------------------------------------------
                                           April 30,           April 30,          April 30,          April 30,
                                              2003               2002               2003                2002
                                      -------------------------------------------------------------------------------

Trailer manufacturing                    $           339     $           462    $           657    $           673
Coach leasing                                         44                  61                 92                101
Butyl rubber reclaiming                               90                 104                189                160
                                      -------------------------------------------------------------------------------

                                         $           473     $           627    $           938    $           934
                                      ===============================================================================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


8.   RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates resulting in the following amounts for the periods ended:

                                                                                     April 30,         October 31,
                                                                                       2003               2002
                                                                                 ------------------ ------------------
Balance sheet:
  Current assets:
    Accounts receivable, Obsidian Capital Partners                                 $        165       $        181
    Accounts receivable, Fair Holdings                                                       12                 --
    Accounts receivable, Obsidian Capital Company                                             4                 13
    Accounts receivable, other affiliated entities                                           30                 12
                                                                                 ------------------ ------------------

Total assets                                                                       $        211       $        206
                                                                                 ================== ==================

  Current liabilities:
    Accounts payable, Obsidian Capital Company                                     $        283       $        279
    Accounts payable, stockholders                                                          322                338
    Accounts payable, DC Investments and Fair Holdings                                      209                 42
    Accounts payable, other affiliated entities                                              24                  9
    Notes payable, Fair Holdings                                                            119                 --
  Long-term portion:
    Notes payable, DC Investments                                                           700                700
    Notes payable, Fair Holdings                                                          6,153              3,020
    Line of credit, Fair Holdings                                                         5,273              1,798
                                                                                 ------------------ ------------------

Total liabilities                                                                  $     13,083       $      6,186
                                                                                 ================== ==================


                                                   Three Months Ended                      Six Months Ended
                                          -------------------------------------- -------------------------------------
                                            April 30, 2003     April 30, 2002     April 30, 2003     April 30, 2002
                                          ------------------- ------------------ ------------------ ------------------

Statement of operations:
  Interest expense, DC Investments and
  Fair Holdings                             $        324        $        104       $        503       $        104
  Rent expense, Obsidian Capital Company    $         15        $         15       $         30       $         30
  Rent expense, Fair Holdings               $         13        $         --       $         18       $         --

Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms. Amounts classified as long term represent amounts not currently due, amounts that are expected to be converted to equity subsequent to April 30, 2003 and October 31, 2002, respectively, or amounts converted to long-term debt subsequent to April 30, 2003.

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


10.  SUBSEQUENT EVENTS

On May 12, 2003, Markpoint exercised its Put Option rights to require the Company to purchase 16,072 shares of Series D Preferred Stock for $21 per share or $338 (the "Put Option") as discussed in Note 5. Under an Assignment Agreement, the Company transferred all rights, title and interest in the Put Option to Fair Holdings, who exercised the option and acquired the shares.


11.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2001. In addition, we have also determined the weighted average common and common equivalent shares outstanding as previously reported should not have included Series C and Series D preferred stock as they have not yet been converted to common shares and thus are antidilutive. The Company is restating its previously issued financial statements for the three and six months ended April 30, 2002 for these errors.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


Below is a comparison of previously reported and restated balances included in the Condensed Consolidated Statements of Operations as of and for the three and six months ended April 30, 2002.

                                                                Previously
                                                                 Reported             Change           As Restated
                                                             ------------------ ------------------- ------------------

Statements of Operations:*

Three months ended April 30, 2002:
  Interest expense, net                                        $        892       $         39        $        931
  Loss before income taxes                                             (531)               (39)               (570)
  Net loss                                                             (926)               (39)               (965)

  Net loss per share basic and diluted                                 (.01)              (.02)               (.03)
  Weighted average common shares outstanding                    111,220,780        (75,212,925)         36,007,855

Six months ended April 30, 2002:
  Interest expense, net                                               1,703                 73               1,776
  Loss before income taxes                                            1,857                (73)             (1,930)
  Net loss                                                           (2,423)               (73)             (2,496)

  Net loss per share basic and diluted                                 (.02)              (.04)               (.06)
  Weighted average common shares outstanding                    111,001,235        (74,993,380)         36,007,855

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

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2001. In addition, we have also determined the weighted average common and common equivalent shares outstanding as previously reported should not have included Series C and Series D preferred stock as they have not yet been converted to common shares and thus are antidilutive. The Company is restating its previously issued financial statements for the three and six months ended April 30, 2002 for these errors.


RESULTS OF OPERATIONS

The Company's overall operating results and financial condition during the three and six months ended April 30, 2003 compared to the three and six months ended April 30, 2002 were adversely affected by the overall economic situation in the United States, the limited availability of raw materials in the butyl reclaiming segment and the business seasonality in the trailer and related transportation equipment manufacturing and coach leasing segments.

The following table shows net sales by product segment:

                                            Three Months Ended                           Six Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    April 30, 2003       April 30, 2002        April 30, 2003        April 30, 2002
                                 --------------------- -------------------- --------------------- ---------------------

Trailer manufacturing                $     10,846          $     11,503         $     18,205          $     19,736
Butyl rubber reclaiming                     2,842                 2,584                5,276                 4,774
Coach leasing                               1,419                 1,511                2,526                 2,554
                                 --------------------- -------------------- --------------------- ---------------------

Net Sales                            $     15,107          $     15,598         $     26,007          $     27,064
                                 ===================== ==================== ===================== =====================

The following is a discussion of the major elements impacting the Company's operating results by segment for the three and six months ended April 30, 2003 compared to the three and six months ended April 30, 2002. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.


TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                            Three Months Ended                           Six Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    April 30, 2003       April 30, 2002        April 30, 2003        April 30, 2002
                                 --------------------- -------------------- --------------------- ---------------------

Net Sales                            $     10,846          $     11,503         $     18,205          $     19,736
Cost of Sales                              10,034                 9,854               16,754                17,183
                                 --------------------- -------------------- --------------------- ---------------------

Gross Profit                         $        812          $      1,649         $      1,451          $      2,553
                                 ===================== ==================== ===================== =====================

Gross Profit %                              7.5%                 14.3%                 8.0%                 12.9%
                                 ===================== ==================== ===================== =====================

Three Months Ended April 30, 2003 Compared to The Three Months Ended April 30, 2002

Net sales in this segment for the three months ended April 30, 2003 as compared to the three month period ended April 30, 2002 decreased 5.7% in the amount of $657. Sales in this segment were lower than the prior year due primarily to two factors. First, a new discount/rebate program was implemented in February 2003 for the cargo trailers to stimulate sales. The trailer market remains very price competitive and all major competitors are offering similar discount programs. Second, the sales of truck bodies for the three months ended April 30, 2003 decreased $239 compared to April 30, 2002. The decrease in sales was due primarily to the loss of this segment's primary truck body customer due to the customer's bankruptcy. We believe sales of truck bodies will continue at a level below 2002 as the Company does not anticipate any orders from this segment's primary truck body customer in the future. In addition, the sales discount/rebate program for cargo trailers is expected to continue through June 2003, which may result in lower sales than 2002.

The gross profit percentage decreased 6.8% for the three months ended April 30, 2003. The reduction in gross profit is attributable to three primary factors. First, the sales discount/rebate program discussed above has reduced gross profit by approximately 3.3%. Second, during the fourth quarter of 2002, the Company opened an additional cargo trailer manufacturing facility. This facility has not as yet obtained the level of efficiency of the existing production facilities. Efficiency is improving and should be in line with existing facilities by June 2003. Lastly, gross profit has been negatively impacted by a reduction in sales of truck bodies, which has reduced the ability to absorb overhead at the truck body manufacturing facility. During late 2002, the Company began manufacturing cargo trailers in this facility to provide additional capacity and serve new markets. Production levels are increasing but have not yet reached a level of efficiency of existing cargo trailer facilities. Management is currently analyzing the use of the truck body facility and considering options of continuing production of truck bodies and cargo trailers, discontinuing one of these lines at this facility or closing the facility. A decision is expected prior to October 31, 2003. In conjunction with the analysis of operations at the truck body manufacturing facility, management is also analyzing any potential asset impairment at this facility. Total assets of Danzer as of April 30, 2003 were $3,250 which represents approximately 7% of consolidated total assets.

Six Months Ended April 30, 2003 Compared to The Six Months Ended April 30, 2002

Sales in this segment decreased $1,531 or 7.8% over the comparable period of 2002. The decrease was primarily related to the following factors.

First, sales of truck bodies decreased by $317 over the six months ended April 30, 2003. This reduction was related to the continued depressed condition of the telecommunications industry which has historically been a significant consumer of truck bodies, as well as the bankruptcy filing of a significant truck body customer in late 2002. Sales to this customer in the first quarter did not decline significantly from 2002, but the Company anticipates little to no future sales from this customer after January 31, 2003.

Second, the sale of cargo trailers decreased by $574 as a result of the general state of the U.S. economy and harsher weather during the winter of 2003. In addition, as noted above the Company began a sales discount/rebate program to stimulate sales and to stay price competitive in the cargo trailer market.

The gross profit decrease was primarily a result of decreased volume at the Company's truck body plant which resulted in an inability to absorb fixed overhead costs. To offset these costs, management began production of cargo trailers in this facility during late 2002. Inefficiencies in the start up of this operation have also had a negative impact in gross profit margins as compared to the six months ended April 30, 2002. Management believes gross profits will continue to be adversely impacted by the lack of sales volume in truck bodies and sales discounts/rebates offered during 2003.


BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                            Three Months Ended                           Six Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    April 30, 2003       April 30, 2002        April 30, 2003        April 30, 2002
                                 --------------------- -------------------- --------------------- ---------------------

Net Sales                            $     2,842           $     2,584          $     5,276           $     4,774
Cost of Sales                              2,550                 2,353                4,948                 4,399
                                 --------------------- -------------------- --------------------- ---------------------

Gross Profit                         $       292           $       231          $       328           $       375
                                 ===================== ==================== ===================== =====================

Gross Profit %                              10.3%                  8.9%                 6.2%                  7.9%
                                 ===================== ==================== ===================== =====================

Three Months Ended April 30, 2003 Compared To The Three Months Ended April 30, 2002


Net sales for the three months ended April 30, 2003 compared to same period for 2002 increased $258 or 10%. The increase relates to the demand from the Company's tire manufacturing customers for the three months ended April 30, 2003. The Company also benefited from a 2.2% price increase over the comparable period in 2002. The Company also plans a price increase to its customers which will take effect in the third quarter of 2003. While the Company expects the price increase to increase the level of sales, management does not anticipate the return to historical levels due to the availability of raw materials discussed below.

Gross profit increased 1.4% for the three months ended April 30, 2003. This increase was due to increased volume and the continuing improvements in the production process with equipment maintenance and the realignment of production facilities. The Company has consolidated part of its equipment from two plants into one. The Company continues to utilize as much equipment in one plant to maximize the production facilities. A portion of the equipment not consolidated, with a carrying value of approximately $650, is temporarily idle and is evaluated on an ongoing basis for its use in a production process for "fine grind" rubber. Existing and new equipment will be required to complete the "fine grind" production line. If it is determined the idle equipment does not have any foreseeable use, the equipment will be reclassified as idle equipment on the balance sheet, not depreciated and tested for impairment. Due to specific manufacturing nature of this equipment, we are not currently able to determine if an impairment charge will be recorded should this equipment not be utilized in the fine grind process.

In addition, the Company utilized $143 of its inventory reserve as of April 30, 2003 compared to $134 as of April 2002. This increase is primarily due to the factors in using the specific inventory in production for which the reserve was established. Reserves have been established primarily for inventory not usable without additional processing costs and currently usable only when mixed in the production process at a low rate with quality raw material. Reserves are reversed when such inventory is used in production.


Six Months Ended April 30, 2003 Compared To The Six Months Ended April 30, 2002

Net sales in this segment for the six months ended April 30, 2003 as compared to the six-month period ended April 30, 2002 increased 10.5% in the amount of $501.

Sales in this segment were higher than the six months ended April 30, 2002 because of increased demand from Company's tire manufacturing customers as noted above. While the Company experienced an increase in sales throughout calendar year 2002, management does not anticipate a return to historic levels of sales of reclaimed butyl rubber to tire manufacturers during fiscal 2003, in part due to the lack of consistent sources of raw materials.

Net sales also increased over the second quarter of 2002 due to the demand for pipeline mastic wraps produced with reclaimed butyl rubber. Demand for this product fell dramatically beginning in October 2001 as a result of the decline in the price of crude oil in late 2001, which caused a decline in new oil exploration. As the price of crude oil increased, the demand for those uses has also increased. Although this demand has increased from its lows at the end of fiscal 2001 and beginning 2002, demand has not returned to historical levels.

Gross profit percentage decreased 1.7% for the six months ended April 30, 2003 compared to the six months ended April 30, 2002. The primary reasons for this decrease in a lack of a consistent supply of raw materials and increasing energy costs. The Company's reclaim process is most efficient when raw material consists of primarily road worn inner tubes with a mix of other butyl rubber. Since the introduction of the tubeless tire for automobiles in the 1970s, sources of material have declined substantially and the cost of available raw materials has increased. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time is incurred to ensure delivery of quality product. Management has been testing other materials including butyl pad scrap as a replacement material for the past several years with some success. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material in the future. Until such time that consistent sources of raw materials are available, sales growth and gross profit in this segment will be limited.


COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                            Three Months Ended                           Six Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    April 30, 2003       April 30, 2002        April 30, 2003        April 30, 2002
                                 --------------------- -------------------- --------------------- ---------------------

Net Sales                           $      1,419          $      1,511         $      2,526          $      2,554
Cost of Sales                                732                   766                1,354                 1,339
                                 --------------------- -------------------- --------------------- ---------------------

Gross Profit                        $        687          $        745         $      1,172          $      1,215
                                 ===================== ==================== ===================== =====================

Gross Profit %                              48.4%                 49.3%                46.4%                 47.6%
                                 ===================== ==================== ===================== =====================



Three Months Ended April 30, 2003 Compared To The Three Months Ended April 30, 2002

Sales for the three months ended April 30, 2003 decreased $92 or 6.1% from the period April 30 2002. The decrease in sales relates to a lower utilization of the fleet for March and April of 2003 compared to the same period for 2002. The seasonality of the segment sales also have an impact and historically are stronger in the spring, summer and fall. The Company has increased its fleet size by adding four new coaches during the current fiscal year to a total of 37 coaches as of April 30, 2003 compared to 30 coaches for the same period for 2002. The increase in number of coaches to the fleet is expected to increase revenues during the remainder of 2003 which historically is the highest utilization period for the segment.

The gross profit percentage decreased .9% for the three months ended April 30, 2003 compared to the period April 30, 2002. The reduction is attributable primarily to the cost of maintaining a larger fleet during a lower utilization period for the three months ended April 30, 2003.

Six Months Ended April 30, 2003 Compared To The Six Months Ended April 30, 2002

Sales for the six months ended April 30, 2003 decreased 1.0% in the amount of $28 over the comparable six-month period ended April 30, 2002. The decrease in sales is attributable to decreased utilization of the coach fleet. Management believes the increased utilization will result from its marketing efforts to specialized tour groups (i.e. golf course trips) and corporate customers through the remainder of 2003. These customers are in addition to the traditional country and western performers who have traditionally been this segment's primary customer base.

The first half of the year is typically the segment's lowest sales period due to seasonality. Business is historically stronger in the summer and fall.

Gross profit for this segment was 46.4% for the six months ended April 30, 2003 compared to 47.6% for the comparable six-month period ended April 30, 2002. As noted above, the reduction is attributable primarily to additional costs of maintaining a larger fleet during the lower utilization period of the year.


SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

The Company's selling, general and administrative expenses decreased $63 or 2.8% for the three months ended April 30, 2003 compared to the three-month period ended April 30, 2002 and $11 or .2% for the six months ended April 30, 2003 compared to the six-month period ended April 30, 2002. The decreases are related primarily to the overall reduction in administrative costs.


INTEREST EXPENSE--AS RESTATED

Interest expense as a percentage of average borrowings is as follows:

                                            Three Months Ended                           Six Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    April 30, 2003       April 30, 2002        April 30, 2003        April 30, 2002
                                 --------------------- -------------------- --------------------- ---------------------

Average debt borrowings             $     39,300          $     34,085         $     37,321          $     33,806

Interest expense as a
 percentage of average debt
 borrowings                                2.3%                  2.7%                 4.5%                  5.3%

Interest expense as a
 percentage of average debt
 borrowings, annualized                    9.2%                 10.8%                 9.0%                 10.6%
                                 ===================== ==================== ===================== =====================

The decrease is primarily due to the reduction of the prime rate and refinancing of a significant portion of the coach debt at lower rates during the fourth quarter of fiscal 2002.


INCOME TAX PROVISION

The income tax benefit for the three-month period ended April 30, 2003 increased by $401 compared to the three-month period ended April 30, 2002 and increased $404 for the six-month period ended April 30, 2003 as compared to the six-month period ended April 30, 2002. The income tax benefit is created primarily through net operating loss carryforwards recognized to the extent they are available to offset the Company's net deferred tax liability. Any quarterly tax benefits are based on the estimated effective tax rate for the full year.

DISCONTINUED OPERATIONS

On October 30, 2002, the Company's Board of Directors agreed to sell substantially all assets of Champion to an entity controlled by Messrs. Durham and Whitesell in exchange for assumption of all liabilities of Champion, other than its subordinated debt. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets, the operating results of Champion have been classified as discontinued operations. The losses from discontinued operations for the six months ended April 30, 2003 and 2002 represent the losses of Champion during these periods, net of tax benefit of $97 and $0, respectively. The loss from discontinued operations for the three and six months ended April 30, 2003 and were $0 and $49, respectively, as compared to the three and six months ended April 30, 2002 and totaled $395 and $721, respectively.

Substantially all assets of Champion subject to its liabilities were sold on January 30, 2003. No gain or loss was recognized in the consolidated statement of operations due to the involvement of related parties. This transaction resulted in an increase in equity of $1,142.


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

This high level of debt has created liquidity issues for the Company and the stringent financial covenants that are common for this type of debt increase the probability that the Company's subsidiaries may from time to time be in technical violation of their credit agreements. These risks are mitigated, in part, for the Company's United and U.S. Rubber subsidiaries by the right described below under "Guarantees of Partners." Liquidity and capital resources have also been negatively impacted by consolidated losses.

The high level of debt also subjects the Company to additional liquidity risk should interest rates increase by a material amount. Approximately 46% of the Company's outstanding debt is variable and based on market factors such as the prime rate or LIBOR rates. A significant increase in these market indexes could have a material adverse affect on the Company's liquidity.

The Company's working capital position (current assets over current liabilities) was positive at April 30, 2003 by $484. The working capital position was $1,561 at October 31, 2002. This decrease is attributable to the lack of positive results primarily from the trailer manufacturing segment and certain line of credit renewal dates which resulted in reclassification of $4,288 to current liabilities as of April 30, 2003. This is partially offset by the assumption of Danzer Industries bank debt by Fair Holdings and the extension of the term resulting in a reclassification of $1,488 of debt from current to long term.

The Company continues to address liquidity and working capital issues. Management believes that the steps started in 2002 and currently underway will continue to improve the Company's working capital, strengthen its equity and place the Company in a position to successfully enhance its liquidity. These steps include:

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

o On April 1, 2003, the Company obtained an increase in its available line of credit with Fair Holdings to $8,000.

o On January 3, 2003, Obsidian Leasing refinanced debt due to former shareholders in the amount of $928 with Fair Holdings at terms further described in Note 4 to the Financial Statements.

o During January 2003, United and U.S. Rubber obtained modifications to provide less stringent requirements on certain financial covenants with their respective lenders.

o On March 28, 2003, Fair Holdings acquired the line of credit and term debt due to the senior lender of Danzer in the amount of $1,488 under an assignment and assumption agreement. The maturity date of the line of credit included in the assignment and assumption agreement was extended to April 2006, and the debt covenants required by the senior lender were waived through the end of the term. All other terms of the assumed notes remain the same.

o During March 2003, United completed a compensation review and update and provided a revised pay scale which realigns the Company with its industry and reduces compensation costs. United also continues to develop its new production facility to increase productivity and plant efficiency.

o During 2003, U.S. Rubber has continued to consolidate its butyl reclaiming operations from two plants to one to maximize production and efficiently utilize equipment. The consolidation has caused some pieces of equipment to be temporarily idle until the Company completes its implementation of a new production process for "fine grind rubber". Existing and new equipment will be required to complete the "fine grind" production line. The new process will maximize the use of the existing raw materials in the Company's existing butyl reclaim production and also provide additional products of natural rubber.

o The Company's truck body division at Danzer continues to negatively impact the Company's cash flows. The trailer production line was put in place in the fourth quarter of 2002 to support the production needs at United and also provide a new product line to the existing customers of Danzer and open a potential new market along the East coast of the U.S. Given the current state of the telecommunications industry and economic conditions, management will continue to evaluate the operations and progress with the implementation of the trailer production. Management also expects to make a decision to continue or discontinue operations by the end of fiscal 2003. In conjunction with the analysis of the Danzer operations, we are also analyzing the potential for asset impairment at the Danzer operation.

As a result of the actions described above, management believes that the Company has financing agreements in place to provide adequate liquidity and working capital for the remainder of fiscal 2003. However, there can be no assurance that refinancing will be obtained or that such working capital and liquidity will, in fact, be adequate. Future liquidity is also dependent upon the ability of the company to generate profitable operations and positive cash flow from its operating entities and maintain compliance with its credit agreements.

FINANCIAL COVENANT WAIVERS

At April 30, 2003, United was in violation of certain financial covenants with Huntington Capital Investment Company. United has received a waiver of these violations.

FUNDS AVAILABILITY

On a consolidated basis, as of April 30, 2003, the Company had approximately $747 of cash and cash equivalents. Danzer Industries, U.S. Rubber, United and Obsidian Enterprises each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At April 30, 2003, additional current availability under these credit lines and maximum additional availability if supported by their individual borrowing base are:


Company                  Current Availability         Maximum Availability
--------------------- --------------------------- ------------------------------
--------------------- --------------------------- ------------------------------
Danzer Industries          $     110                     $      110
U.S. Rubber                      108                          2,149
United                           112                            112
Obsidian Enterprises           2,727                          2,727

The Company generated negative net cash flow of $2,596 from operations during the six months ended April 30, 2003. Cash used in operations during this period is primarily due to increases in inventories and accounts receivable. The Company has increased inventories during the first and second quarter primarily in the trailer and related transportation equipment manufacturing segment. The first quarter is historically the lowest volume quarter due to seasonality of this business. Inventories were increased during the first quarter to provide an increase in the Company's ability to deliver orders during the second and third quarters when sales have historically been higher than in the first quarter. Inventory has continued to be above historic levels in the second quarter primarily due to lower than anticipated sales of cargo trailers. Funding during this period was provided through borrowings on lines of credit and from related parties.


REFINANCING ACTIVITIES

Refinancing activity during the six months ended April 30, 2003 included the following:

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

o On January 3, 2003, Obsidian Leasing refinanced debt in the amount of $928 to former shareholders of Pyramid and related companies. Terms of the new note with Fair Holdings include monthly interest payments of 13% of the outstanding principal amount and a balloon principal payment in January 2006.

o On March 28, 2003, Danzer's line of credit and term loan were assumed by Fair Holdings. The maturity date on the line of credit was extended to April 1, 2006 and all covenants were waived through the end of the term.

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


CASH FLOWS (EBITDA)

A summary of our contractual cash obligations for the fiscal years ending 2003 through 2006 and 2007 and thereafter at April 30, 2003 is as follows:

                                                                                                           2007 and
       Contractual Obligations             Total         2003         2004         2005         2006      Thereafter
                                        ------------ ------------- ------------ ------------ ------------ ------------

Long-term debt, and all debt service
 interest payments                       $   50,616   $    3,659    $    8,621   $   19,384   $    8,689   $   10,263
Operating leases                              1,397          450           353          274          189          131
Mandatory redeemable preferred stock          2,211          337           338           --        1,536           --
                                        ------------ ------------- ------------ ------------ ------------ ------------
                                        ------------ ------------- ------------ ------------ ------------ ------------

Total contractual cash obligations       $   54,224   $    4,446    $    9,312   $   19,658   $   10,414   $   10,394
                                        ============ ============= ============ ============ ============ ============

Cash flow and liquidity are discussed further below, and the footnotes to our financial statements discuss cash flow, liquidity and the current classification of debt.

We also have a commercial commitment as described below:

   Other Commercial Commitment       Total Amount Committed     Outstanding at April 30,       Date of Expiration
                                                                          2003
----------------------------------- -------------------------- --------------------------- ---------------------------

Line of credit, related party             $           1,000          $             890     April 1, 2006
Line of credit                                        3,750                      3,750     February 1, 2004
Line of credit                                        4,000                      1,742     October 1, 2005
Line of credit                                          650                        538     June 30, 2003
Line of credit, related party                         8,000                      5,273     January 9, 2005

The Company's net cash used in operations for the six months ended April 30, 2003 was $2,596. This is comprised of a loss from continuing operations of $2,428, offset by noncash changes as follows: depreciation and amortization of $1,446, deferred tax benefit of $595, accretion of interest expense of $182, and the extension of stock options of $30. In addition, the Company had increases in accounts receivable of $687, inventories of $614, and accrued expenses and customer deposits of $313, and decreases in other assets of $20 and accounts payable of $263.

Net cash flow provided from financing activities for the six months ended April 30, 2003 was $2,760. This is comprised of borrowings of long-term debt and net borrowings of short-term debt of $1,265 and borrowings from related parties of $4,212, offset by principal repayments of long-term debt of $1,756. In addition, the Company repaid $961 of related-party payables.

Cash flow used in investing activities for the six months ended April 30, 2003 was $296 This is comprised of purchases of equipment.

The total decrease in cash is summarized as follows:

                                                                  Six Months Ended
                                                        --------------------------------------
                                                            April 30,           April 30,
                                                               2003               2002
                                                        ------------------- ------------------

Net cash used in operations                               $       (2,596)     $          (59)
Net cash used in investing activities                               (296)               (394)
Net cash provided by financing activities                          2,760                 185
Net cash provided by (used in) discontinued operations               (41)                  6
                                                        ------------------- ------------------

Decrease in cash and cash equivalents                     $         (173)     $         (262)
                                                        =================== ==================

EBITDA is a measure of the Company's ability to generate cash flow and should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America.

EBITDA from continuing operations by business segment and reconciliation to net loss under accounting principles generally accepted in the United States of America by segment for the applicable periods is as follows:

                                                                 Three Months Ended April 30, 2003
                                              -------------------------------------------------------------------------
                                                            Interest      Income       Depreciation           Net
                                                EBITDA       Expense      Taxes       & Amortization         Loss
                                              ------------ ------------ ----------- -------------------- --------------

Trailer and related transportation
equipment manufacturing                        $     (338)   $    338    $   (44)         $     189       $    (821)

Coach leasing                                         418         333         --                258            (173)

Butyl rubber reclaiming                               272          90        (25)               311            (104)

Corporate                                              --         143       (332)                --             189
                                              ------------ ------------ ----------- -------------------- --------------

Total Company                                   $     352    $    904    $  (401)         $     758       $    (909)
                                              ============ ============ =========== ==================== ==============


                                                           Three Months Ended April 30, 2002
                                ----------------------------------------------------------------------------------------
                                ------------- ----------------- ------------ ---------- -------------------- -----------
                                                Discontinued     Interest     Income       Depreciation         Net
                                   EBITDA        Operations       Expense      Taxes      & Amortization        Loss
                                ------------- ----------------- ------------ ---------- -------------------- -----------

Trailer and related
 transportation equipment
 manufacturing                    $     301     $     --          $    392    $    57         $     190       $    (281)

Coach leasing                           460           --               377        (57)              165             (25)

Butyl rubber reclaiming                 141           --               152         --               253            (264)

Discontinued operations                  --          395                --         --                --            (395)
                                ------------- ----------------- ------------ ---------- -------------------- -----------
                                ------------- ----------------- ------------ ---------- -------------------- -----------

Total Company                     $     902     $    395          $    921    $    --         $     608       $    (965)
                                ============= ================= ============ ========== ==================== ===========


                                                            Six Months Ended April 30, 2003
                                ----------------------------------------------------------------------------------------
                                ------------- ----------------- ------------ ---------- -------------------- -----------
                                                Discontinued     Interest     Income       Depreciation         Net
                                   EBITDA        Operations       Expense      Taxes      & Amortization        Loss
                                ------------- ----------------- ------------ ---------- -------------------- -----------

Trailer and related
 transportation equipment
 manufacturing                    $    (833)    $     --          $    656    $  (143)        $     378       $  (1,724)

Coach leasing                           651           --               603         --               448            (400)

Butyl rubber reclaiming                 329           --               187       (128)              620            (350)

Corporate                                --           --               242       (288)               --              46

Discontinued operations                  --           49                --         --                --             (49)
                                ------------- ----------------- ------------ ---------- -------------------- -----------
                                ------------- ----------------- ------------ ---------- -------------------- -----------

Total Company                     $     147     $     49          $  1,688    $  (559)        $   1,446       $  (2,477)
                                ============= ================= ============ ========== ==================== ===========


                                                            Six Months Ended April 30, 2002
                                ----------------------------------------------------------------------------------------
                                ------------- ----------------- ------------ ---------- -------------------- -----------
                                                Discontinued     Interest     Income       Depreciation         Net
                                   EBITDA        Operations       Expense      Taxes      & Amortization        Loss
                                ------------- ----------------- ------------ ---------- -------------------- -----------

Trailer and related
 transportation equipment
 manufacturing                    $     158     $     --          $    725    $   (46)        $     350       $    (871)

Coach leasing                           749           --               734         --               410            (395)

Butyl rubber reclaiming                 222           --               328       (109)              512            (509)

Discontinued operations                  --          721                --         --                --            (721)
                                ------------- ----------------- ------------ ---------- -------------------- -----------
                                ------------- ----------------- ------------ ---------- -------------------- -----------

Total Company                     $   1,129     $    721          $  1,787    $  (155)        $   1,271       $  (2,496)
                                ============= ================= ============ ========== ==================== ===========

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. Amounts allocated by segment are as follows:

                                                  Three Months Ended                      Six Months Ended
                                        ------------------------------------------------------------------------------
                                          April 30, 2003      April 30, 2002     April 30, 2003     April 30, 2002
                                        ------------------------------------------------------------------------------

Trailer manufacturing                      $           339    $           462     $           657    $           673
Coach leasing                                           44                 61                  92                101
Butyl rubber reclaiming                                 90                104                 189                160
                                        ------------------------------------------------------------------------------

Total                                      $           473    $           627     $           938    $           934
                                        ==============================================================================

EBITDA by segment, exclusive of the allocation of the above selling, general and administrative expenses, is as follows:

                                                  Three Months Ended                      Six Months Ended
                                        ------------------------------------------------------------------------------
                                          April 30, 2003      April 30, 2002     April 30, 2003     April 30, 2002
                                        ------------------------------------------------------------------------------

Trailer manufacturing                      $             1    $           763     $          (176)   $           831
Coach leasing                                          462                521                 743                850
Butyl rubber reclaiming                                362                245                 518                382
                                        ------------------------------------------------------------------------------

Total                                      $           825    $         1,529     $         1,085    $         2,063
                                        ==============================================================================

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during 2002 of a customer resulted in a bad debt charge of $379. However, we believe our reserve for doubtful accounts of $495 should be adequate for any exposure to loss in our April 30, 2003 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $354 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. Goodwill and intangibles are reviewed annually for impairment or more frequently when events and circumstances indicate potential impairment factors are present. The Company has established the first day of the fourth quarter as the date for its annual goodwill impairment test. In assessing the recoverability of the Company's goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations. As previously discussed, we are currently evaluating the future use of various assets at both the truck body manufacturing operation and butyl rubber reclaiming operation. The ongoing analyses of these operations may result in a determination that certain assets at one or both facilities may be impaired.

The initial cost of coaches acquired is depreciated over a straight-line basis to a salvage value of 38% of original cost. Subsequent enhancements and refurbishments of coaches are depreciated over five years using the straight-line method. The age of coaches in our fleet range from less than one year to nine years, with an average age of approximately four years. Actual value of coaches after 15 years is dependent on several factors including the level of maintenance and the market conditions at the time of disposal. We have not disposed of a material number of coaches, and our estimate of depreciation is based on information other than actual disposal experience. Accordingly, we continue to evaluate our estimates with respect to the actual depreciation of such vehicles based on market conditions and our experience in disposals when they occur. Should future factors indicate the current depreciation policy is not adequate, we will adjust the depreciation rates, and such adjustments may have an adverse impact on our results of operations.

In conjunction with financing of the acquisition of United, the Company issued 386,206 shares of Series C preferred stock to Huntington Capital Investment Corporation ("Huntington"). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company's stock will result in a corresponding increase to this repurchase requirement. Accordingly, a substantial increase in stock price at the repurchase date may have an adverse impact on the Company's liquidity. At April 30, 2003, the Company had violated certain financial covenants defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of April 30, 2003.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to interest rate changes. See the discussion of market risk in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2, which discussion is incorporated by reference herein.

ITEM 4 CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. The Company's management believes, however, that the Company's disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to ordinary litigation incidental to its business. No current pending litigation is expected to have a material adverse effect on results of operations, financial condition or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

The exhibits filed as part of this Form 10-Q are listed in the Exhibit Index, which is incorporated herein by reference.


REPORTS ON FORM 8-K

Form 8-K (Item 2) filed on February 11, 2003, to report the sale on January 30, 2003, of the assets of the Company's wholly owned subsidiary Champion Trailer, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OBSIDIAN ENTERPRISES, INC.

June 23, 2003                      By:  /s/ Timothy S. Durham
----------------------------       --------------------------------------------
Date                               Timothy S. Durham, Chairman and
                                    Chief Executive Officer

June 23, 2003                      By:  /s/ Rick D. Snow
----------------------------       --------------------------------------------
Date                               Rick D. Snow, Executive Vice President/
                                    Chief Financial Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 23, 2003           /s/ Timothy S. Durham
                               --------------------------------------------
                               Timothy S. Durham, Chief Executive Officer

     I, Rick D. Snow, certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 23, 2003             /s/ Rick D. Snow
                                 ----------------------------------------------
                                 Rick D. Snow, Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit No.                              Description
------------------ --------------------------------------------------------------- --------------------------------
      10.1         Assignment  Agreement,  dated May 12, 2003,  between  Obsidian  Incorporated by reference to
                   Enterprises, Inc. and Fair Holdings, Inc.                       Exhibit B to Amendment No. 3
                                                                                   to the Schedule 13D filed by
                                                                                   Timothy S. Durham on June 2,
                                                                                   2003
------------------ --------------------------------------------------------------- --------------------------------
      10.2         Assignment of Note and Other Loan  Documents,  dated March 28,  Attached
                   2003, between Bank of America, N.A. and Fair Holdings, Inc.
------------------ --------------------------------------------------------------- --------------------------------
      10.3         First  Amendment to Business  Loan  Agreement  and  Promissory  Attached
                   Note (Line of Credit),  dated March 28, 2003,  between  Danzer
                   Industries, Inc. and Fair Holdings, Inc.
------------------ --------------------------------------------------------------- --------------------------------
      10.4         Second Amendment to Promissory Note (Line of Credit),  dated    Attached
                   April 1, 2003,  between  Obsidian  Enterprises,  Inc. and Fair
                   Holdings, Inc.
------------------ --------------------------------------------------------------- --------------------------------
      99.1         Statement  Regarding  Certification  Pursuant  to 18 U.S.C.     Attached
                   Section 1350 by Timothy S. Durham, Chief Executive Officer.
------------------ --------------------------------------------------------------- --------------------------------
      99.2         Statement  Regarding  Certification  Pursuant  to 18 U.S.C.     Attached
                   Section 1350 by Rick D. Snow, Chief Financial Officer.
------------------ --------------------------------------------------------------- --------------------------------
