Form 10-K/A
period 2001-10-31
OBSIDIAN ENTERPRISES INC
filed 2003-08-25
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

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

                         YES ____    NO X
                                        -------

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

                                Introductory Note

This Amendment No. 1 amends the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, by amending and restating Items 1, 6, 7 and 8 to incorporate certain changes.


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

The Company operates in three industry segments comprised of butyl-rubber processing; trailer and related transportation equipment manufacturing; and leasing of transportation. All sales are in the Western Hemisphere, primarily in the United States. For quantitative segment information see Note 13 to the Consolidated Financial Statements.

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

PART II


ITEM 6. SELECTED FINANCIAL DATA, AS RESTATED.

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

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2001. In addition, we have also determined the weighted average common and common equivalent shares outstanding as previously reported should not have included Series C and Series D preferred stock as they have not yet been converted to common shares and thus are antidilutive. The Company is restating its previously issued financial statements for the ten months ended October 31, 2001 for these errors.


OPERATING DATA:

                  (Amounts in thousands, except per share data)

                                                        Ten Months
                                                          Ended
                                                       October 31,                Year Ended December 31,
                                                                     --------------------------------------------------
                                                           2001          2000        1999         1998        1997
                                                      -----------------------------------------------------------------

Net sales                                               $  28,055      $  12,583    $  11,439   $  12,575    $  13,728
Income (loss) from operations                              (2,149)           184          413         107          819
Net income (loss)                                          (4,395)            48          216          74          525
Net income (loss) per common share, basic and diluted        (.17)         --           --          --           --

BALANCE SHEET DATA:
                                                       October 31,                    December 31,
                                                                    --------------------------------------------------
                                                          2001         2000         1999         1998        1997
                                                      ----------------------------------------------------------------

Working capital (deficit)                                  $(3,484)   $     864   $   1,896    $   2,864    $   2,261
Total assets                                                48,850        9,633      11,633       11,914        8,745
Long-term debt, including current portion and
 mandatory redeemable preferred stock                       36,744        3,846       5,914        6,365        3,085
Stockholders' equity                                         1,331        4,939       4,890        4,674        4,600

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


                 RESULTS OF OPERATIONS - 2001 COMPARED WITH 2000

PERCENTAGE OF SALES

The following table details the Company's results of operations as a percentage of sales:

                                                        Ten Months Ended          Year Ended
                                                           October 31,           December 31,
                                                              2001                   2000
                                                     ------------------------ --------------------

Net sales                                                       100.0%                   100.0%
Cost of sales, other than depreciation                           73.3                     86.1
Cost of sales, depreciation                                       7.8                      4.4
Selling, general and administrative expenses                     18.3                      8.0
Loss on asset impairment                                          8.2                     --
Interest expense                                                  9.3                      3.5
Interest income                                                  --                       (2.8)
Other expense                                                      .1                     --

SEGMENT SALES

The following table shows net sales by segment:

                                                  Ten Months Ended
                                                    October 31,          Year Ended December 31,
                                                        2001                      2000
                                              ------------------------- --------------------------

Trailer and related transportation equipment
manufacturing                                    $        14,016           $            --
Butyl rubber reclaiming                                    9,874                    12,583
Coach leasing                                              4,165                        --
                                              ------------------------- --------------------------

Total                                            $        28,055           $        12,583
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

BUTYL RUBBER RECLAIMING

Net sales for the periods reported in this segment are as follows:

                         Ten Months Ended Twelve Months
                                                                                  Ended
                                                October 31,                   December 31,
                                   ---------------------------------------
                                          2001               2000                 2000
                                   --------------------------------------- --------------------

Rubber net sales                     $     9,875,813    $    10,499,610      $    12,583,017
                                   ======================================= ====================

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

INTEREST EXPENSE, AS RESTATED

The Company's interest expense is a high percentage when calculated as a percentage of net sales since all acquisitions were highly leveraged. Interest cost by business segment and subsidiary company for the reported periods is as follows:

                                                  Ten Months Ended                    Twelve Months Ended
                                                  October 31, 2001                      December 31, 2000
                                         ------------------------------------ -------------------------------------
                                               Expense            % of              Expense            % of
                                                            Subsidiary Sales                     Subsidiary Sales
                                         ------------------------------------ -------------------------------------

Trailer and related transportation equipment manufacturing:
  DII                                      $        34,090            2.4%      $            --
  United                                           334,460            3.6%                   --
  Champion                                         287,887            8.6%                   --

Butyl rubber reclaiming:
  U.S. Rubber                                      657,589            6.7%              441,698           3.5%

Coach leasing:
  Pyramid                                        1,266,292           27.4%                   --

Corporate                                           19,564           --                      --
                                         ------------------------------------ -------------------------------------

Total Company                              $     2,599,882            9.3%      $       441,698           3.5%
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


CASH FLOWS (EBITDA), AS RESTATED

The Company's net cash provided by operations, for the ten months ended October 31, 2001 was $818,000. This is comprised primarily of the non-cash depreciation and amortization of $2,296,000, impairment loss of $2,305,000, accretion of interest of $35, and increases in accounts payable of $934,000 offset by the net loss of $(4,395,000) and decrease in Champion's customer deposits of $1,104,000.

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

The total increase in cash is summarized as follows:

                                                                Ten Months Ended
                                                                October 31, 2001
                                                             ------------------------
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
                                                 EBITDA        Expense      Taxes      & Amortization        (Loss)
                                              -------------- ------------ ----------- ------------------ ----------------
Trailer and related transportation equipment manufacturing:
United (3 months' operations)                          $696         $335         $98            $   202            $  61
Danzer (4 months' operations)                           187           33          --                164             (10)
Champion (10 months' operations)                      (542)          288          --              2,546          (3,376)
                                              -------------- ------------ ----------- ------------------ ----------------
Total                                                   341          656          98              2,912          (3,325)

Consolidating                                                                  (335)                                 335

Butyl rubber reclaiming:
U.S. Rubber (10 months' operations)                   1,133          658       (135)                905            (295)
Coach leasing:
Pyramid/DW Leasing (10 months' operations)            1,576        1,266          --                785            (475)
Corporate                                             (615)           20          --                 --            (635)
                                              -------------- ------------ ----------- ------------------ ----------------
Total Company                                        $2,435  $  2,600      $(372)     $           4,602         $(4,395)
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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Obsidian Enterprises, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended October 31, 2001 and the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 3 to the financial statements, the previously issued 2001 financial statements have been restated for errors in the application of accounting principles.



/s/ McGladrey & Pullen, LLP
Elkhart, Indiana
February 13, 2002, except for Note 3,
   as to which the date is August 15, 2003

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                   October 31,      December 31,
                                                                                      2001             2000
                                                                                 ----------------------------------
                                                                                  (as restated,
                                                                                   see Note 3)

ASSETS

Current assets:
    Cash and cash equivalents                                                      $         529   $          217
    Marketable securities                                                                     223              --
    Accounts receivable, net of allowance for doubtful accounts
      of $90 for 2001 and $0 for 2000 (Note 8)                                              3,744           1,746
    Accounts receivable, related parties (Notes 2 and 16)                                     217              --
    Notes receivable, related party, current portion (Notes 5 and 16)                          --           1,098
    Inventories, net (Notes 6 and 8)                                                        6,694             747
    Prepaid expenses and other assets                                                         602             336
    Deferred income tax assets (Note 14)                                                      673             532
                                                                                 ----------------------------------

Total current assets                                                                       12,682           4,676

Property, plant and equipment, net (Notes 7 and 8)                                         24,232           3,182

Other assets:
    Notes receivable, related party, net of current portion (Notes 5 and 16)                   --           1,770
    Intangible assets (Notes 2 and 4):
      Goodwill not subject to amortization                                                  5,829              --
      Goodwill, less accumulated amortization of $76                                        3,381              --
      Noncompete agreements, less accumulated amortization of $74                             912              --
      Trade name and customer relations, less accumulated
        amortization of $125                                                                  802              --
      Deferred debt costs, less accumulated amortization
        of $71 in 2001 and $70 in 2000                                                        433               5
      Other (Notes 4 and 9)                                                                   579              --
                                                                                 ----------------------------------

                                                                                   $      48,850   $        9,633
                                                                                 ==================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                   October 31,      December 31,
                                                                                      2001             2000
                                                                                 ----------------------------------
                                                                                  (as restated,
                                                                                   see Note 3)
Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt (Note 8)                                     $        9,233   $       3,135
    Accounts payable, trade                                                                 3,620             509
    Accounts payable, related parties (Note 16)                                               925              --
    Accrued expenses                                                                        1,709             168
    Customer deposits                                                                         679              --
                                                                                 ----------------------------------

Total current liabilities                                                                  16,166           3,812

Long-term debt, net of current portion (Note 8)                                            26,076             711

Deferred income tax liabilities (Note 14)                                                   1,672             171

Accounts payable, related parties (Note 16)                                                 2,170              --

Commitments and Contingencies (Note 17)

Mandatory redeemable preferred stock, Class of Series C Preferred stock:
 386,206 shares outstanding (Note 11)                                                       1,435              --

Stockholders' equity (Note 12):
    Common stock, par value $.0001 per share; 40,000,000 shares authorized in
     2001; 20,000,000 in 2000; 36,007,855 shares outstanding in 2001 and
     17,760,015 shares outstanding in 2000                                                      3               1
    Preferred stock, 5,000,000 shares authorized; Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized and 3,739,169 shares issued and outstanding in 2001, no shares issued and outstanding in
     2000, 400,000 shares of undesignated Preferred Stock authorized                            4              --
    Additional paid-in capital                                                              5,682              --
    Accumulated other comprehensive income                                                     37              --
    Retained earnings (accumulated deficit)                                                (4,395)          4,938
                                                                                 ----------------------------------

Total stockholders' equity                                                                  1,331           4,939
                                                                                 ----------------------------------

                                                                                   $       48,850   $       9,633
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)

                                                            Ten Months Ended
                                                               October 31,          Year Ended December 31,
                                                                              -------------------------------------
                                                                  2001               2000              1999
                                                            -------------------------------------------------------
                                                              (as restated,
                                                                see Note 3)

Net sales                                                           $  28,055          $  12,583         $  11,439

Cost of sales                                                          22,778             11,390            10,084
                                                            -------------------------------------------------------


GROSS PROFIT                                                            5,277              1,193             1,355

Selling, general and administrative expenses                          (5,121)            (1,009)             (942)
Loss on asset impairment (Notes 2 and 15)                             (2,305)                 --                --
                                                            -------------------------------------------------------

                              Income (loss) from operations           (2,149)                184               413

Other income (expense):
  Interest expense (Note 8)                                           (2,600)              (442)             (497)
  Interest income (Note 16)                                                --                356               424
  Other expense                                                          (18)                 --                --
                                                            -------------------------------------------------------

Income (loss) before income taxes                                     (4,767)                 98               340

Income tax (expense) benefit (Note 14)                                    372               (50)             (124)
                                                            -------------------------------------------------------

Net income (loss)                                                  $  (4,395)  $              48   $           216
                                                            =======================================================

Basic and diluted earnings (loss) per share                         $   (.17) $               --           $    --
                                                            =======================================================

Weighted average common and common equivalent shares
outstanding basic and diluted:                                     25,830,856                 --                --
                                                            =======================================================





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (in thousands)

                                                                                               Accumulated
                                                                                    Additional    Other     Retained
                             Comprehensive     Common Stock       Preferred Stock    Paid-in   ComprehensiveEarnings
                                            ----------------------------------------
                             Income (Loss)    Shares    Amount    Shares    Amount    Capital     Income    (Deficit) Total
                             ------------------------------------------------------------------------------------------------
                             (as restated,                                                  (as restated, see Note 3)
                              see Note 3)

Balance at December 31,
 1998, adjusted for Danzer
 Corporation registered                                                                    $
 common shares                     $     -- 15,870,272      $ 1         --       $--        --          $--   $4,674 $ 4,675
Issuance of stock under
 incentive plan and Parent
 note conversion                         --    141,797       --         --        --        --           --       --      --
1999 net income                          --         --       --         --        --        --           --      216     216
                             ------------------------------------------------------------------------------------------------

Balance at December 31, 1999             -- 17,588,348        1         --        --        --           --    4,890   4,891
Issuance of stock under
 incentive plan and Parent
 note conversion                         --  1,747,946       --         --        --        --           --       --      --
2000 net income                          --         --       --         --        --        --           --       48      48
                             ------------------------------------------------------------------------------------------------

Balance at December 31, 2000             -- 17,760,015        1         --        --        --           --    4,938   4,939
Conversion of debt to
 common stock                            --  1,750,000       --         --        --       355           --       --     355
To record the effect of the
 reverse merger June 21,
 2001 (Note 4)                           --         --        1  1,970,962         2     3,760        (103)  (4,938) (1,278)
Conversion of Series C
 Preferred Stock to common
 stock                                   -- 16,497,840        1  (824,892)       (1)        --           --       --      --
Issuance of 2,593,099
 shares of Series C
 Convertible Preferred
 Stock associated with the
 acquisition of United and
 capital contribution (Note
 4)                                      --         --       --  2,593,099         3     1,497           --       --   1,500
Unrealized gain on
 available-for-sale
 marketable securities                  140         --       --         --        --        --          140       --     140
Fair value adjustment on
 redeemable preferred stock
 (Note 11)                               --         --       --         --        --        70           --       --      70
2001 net loss                       (4,395)         --       --         --        --        --           --  (4,395) (4,395)
                             ------------------------------------------------------------------------------------------------

Total comprehensive loss         $  (4,255)
                             ===============

                                                                                                             $
Balance at October 31, 2001                 36,007,855       $3 $3,739,169     $   4   $ 5,682      $    37 (4,395)  $ 1,331
                                            =================================================================================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       Ten Months
                                                                         Ended
                                                                      October 31,       Year Ended December 31,
                                                                                    ---------------------------------
                                                                          2001           2000            1999
                                                                     ------------------------------------------------
                                                                     (as restated,
                                                                      see Note 3)

Cash flow from operating activities:
  Net income (loss)                                                    $    (4,395)   $        48    $       216
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Depreciation and amortization                                              2,296            554            612
  (Gain) on sale of equipment                                                   (4)            --             --
  Impairment loss                                                            2,305             --             --
  Loss on sale of marketable securities                                         81             --             --
  Accretion of interest                                                         35             --             --
  Deferred income taxes                                                       (408)           216             --
  Changes in operating assets and liabilities net of effect of acquisitions:
    Accounts receivable, net                                                   643           (414)           139
    Inventories                                                                129            641            (96)
    Other assets                                                                 4           (284)           223
    Accounts payable, trade                                                    934             --            (57)
    Accrued expenses                                                           302              1              8
    Customer deposits                                                       (1,104)            --             --
                                                                     ------------------------------------------------

Net cash provided by operating activities                                      818            762          1,045
                                                                     ------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                      (1,185)        (1,052)          (398)
  Proceeds from sale of equipment                                            1,321             --             --
  Repayment of affiliated company payable                                       --          2,208            224
  Acquisition-related closing costs                                           (148)            --             --
  Purchase of marketable equity securities                                    (213)            --             --
  Cash received in reverse merger and other acquisitions                        98             --             --
  Cash payments in connection with the purchase of
    U.S. Rubber, net of cash acquired                                       (5,730)            --             --
  Cash payments in connection with the purchase of assets
    of United, net of cash acquired                                        (12,040)            --             --
  Proceeds from sale of marketable equity securities                           195             --             --
                                                                     ------------------------------------------------

Net cash provided by (used in) investing activities                        (17,702)         1,156           (174)
                                                                     ------------------------------------------------

                  OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       Ten Months
                                                                         Ended
                                                                      October 31,       Year Ended December 31,
                                                                                    ---------------------------------
                                                                          2001           2000            1999
                                                                     ------------------------------------------------
                                                                     (as restated,
                                                                      see Note 3)

Cash flows from financing activities:
  Borrowings from related parties                                              984             --             --
  Net borrowings on lines of credit                                          5,251             --             --
  Borrowings on long-term debt                                              11,220             --             --
  Principal repayments on long-term debt                                    (2,627)        (2,186)          (458)
  Proceeds from capital contributions and
    sale of common stock                                                     2,473             --             --
  Debt issuance costs                                                         (105)            --             --
                                                                     ------------------------------------------------

Net cash provided by (used in) financing activities                         17,196         (2,186)          (458)
                                                                     ------------------------------------------------

Increase (decrease) in cash                                                    312           (268)          (413)

Cash and cash equivalents, beginning of year                                   217            485             72
                                                                     ------------------------------------------------

Cash and cash equivalents, end of year                                 $       529    $       217    $       485
                                                                     ================================================

Interest paid                                                          $     2,241    $       485    $       459
                                                                     ================================================

Interest received                                                      $        --    $       356    $       460
                                                                     ================================================

Taxes paid                                                             $        44    $         8    $        86
                                                                     ================================================

Noncash:
  Equipment purchased with debt or capital lease                       $     1,059    $        95    $        27
  Conversion of contributed amounts to equity                          $       355    $        --    $        --
  Seller note on acquisition of United Expressline                     $     1,500    $        --    $        --
  Seller note on acquisition of U.S. Rubber                            $     2,573    $        --    $        --
  Fair value change on mandatory redeemable preferred stock            $        70    $        --    $        --



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

Danzer Corporation was reorganized through an Acquisition and Plan of Reorganization with U.S. Rubber Reclaiming, Inc. and Related Entities ("U.S. Rubber Companies"), which was consummated on June 21, 2001 (the "Effective Date"). In addition, Danzer Corporation changed its name to Obsidian Enterprises, Inc. However, the operating company, Danzer Industries, Inc., retained its name. Hereafter, the names Danzer, Danzer Corporation, and Obsidian Enterprises, Inc. are used interchangeably. The operating company will continue to be referred to as Danzer Industries, Inc. The Acquisition and Plan of Reorganization of Danzer Corporation with U.S. Rubber Companies (see Note 4, the "Acquisition and Plan of Reorganization") was accounted for as a reverse acquisition as the shareholders of the U.S. Rubber Companies owned a majority of the outstanding stock of Danzer subsequent to the Acquisition and Plan of Reorganization.

For accounting purposes, U.S. Rubber Reclaiming, Inc. is deemed to have acquired Danzer. Accordingly, the fiscal 2000 and 1999 financial information presented herein represents only the financial results of U.S. Rubber Reclaiming, Inc.

Pursuant to the Plan of Acquisition and Reorganization described further in Note 4, United Expressline, Inc. was acquired July 31, 2001.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements present the accounts of Obsidian Enterprises, Inc. and its wholly owned subsidiaries described in Note 1, all of which are treated for accounting purposes as purchases in a reverse merger more fully described in Note 4. The entities are collectively referred to herein as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying financial statements include the operations of U.S. Rubber, Champion, Pyramid and a related entity (DW Leasing) for the ten-month period ended October 31, 2001. January 1, 2001 is the beginning of the calendar year of the accounting acquirer U.S. Rubber. U.S. Rubber changed its fiscal year end to adopt Danzer's (legal acquirer and previous registrant) year end. The financial statements include the operating results of Obsidian Enterprises, Inc. (formerly Danzer Corporation) and Danzer Industries, its wholly owned subsidiary, from June 21, 2001 (date of acquisition) through October 31, 2001. In addition, they include the results of United from July 31, 2001 (date of acquisition) through October 31, 2001.

BASIS OF PRESENTATION:

The Company's October 31, 2001 consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations in 2001 of $2,149,000 and a net loss of $4,395,000, which included an asset impairment charge of $2,305,000. The loss has weakened the Company's financial condition and contributed to its failure to meet certain financial covenants required by the lenders. As a result of these covenant violations, $2,570,000 of long-term debt has been reclassified as a current liability as of October 31, 2001. A significant portion of the Company's assets is pledged as collateral on these loans and foreclosure by the bank would seriously impair the Company's existence. In addition, these losses and the reclassification of long-term debt have contributed to a total deficit in working capital of $3,484,000 at October 31, 2001.

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

o The Company is undertaking to refinance the coaches transferred from DW Leasing to a new wholly owned subsidiary of the Company (Obsidian Leasing Company, Inc.) subsequent to year end with existing lenders and a related party (DC Investments, LLC) controlled by the Chairman of the Company. Management anticipates that this will be concluded by the third fiscal quarter. See Note 18.

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

Goodwill and other intangible amortization expense for the ten months ended October 31, 2001 was $216 and $231 thousand, respectively. Accumulated amortization on goodwill and other intangible assets of Champion in the amount of $172 thousand was written off with the impairment discussed in Note 15.


INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes, (SFAS 109), as required. Under SFAS 109, deferred tax assets and liabilities are recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the enacted tax rates and laws expected to be in effect when the taxes are actually paid or received. (See Note 14.)


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


IMPAIRMENT OF LONG-LIVED ASSETS:

The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected future cash flows resulting from the use of the assets. (See Note 15.)


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

EARNINGS PER SHARE, AS RESTATED, SEE NOTE 3:

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts except that the weighted-average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive.

No common shares of the legal acquirer were issued in connection with the acquisition which was accounted for as a reverse merger. Accordingly, there were no common shares outstanding for the years ended December 31, 2000 and 1999.

Basic and diluted earnings (loss) per share have been computed as follows:

                                                                 Ten Months
                                                                   Ended                     Year Ended
                                                             ------------------ --------------------------------------
                                                             October 31, 2001   December 31, 2000   December 31, 1999
                                                             ------------------ ------------------- ------------------

Income (loss) before change in fair value of mandatory
 redeemable preferred stock                                    $       (4,395)    $           48      $          216
Change in fair value of mandatory redeemable preferred
 stock                                                                     70                 --                  --
                                                             ------------------ ------------------- ------------------

Net income (loss) attributable to common shareholders          $       (4,325)    $           48      $          216
                                                             ================== =================== ==================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Weighted average common and common equivalent shares
 outstanding, basic and diluted                                    25,830,856                 --                  --

Net income (loss) per share, basic and diluted                        $(0.17)            $    --                 $--


The Company's Series C Preferred Stock, which has all the rights and privileges of the Company's common stock, is convertible at a rate of 20 to 1. The inclusion of these potential common shares in the calculation of loss per share would have an antidilutive effect. However, pursuant to the Acquisition Agreement and Plan of Reorganization entered into in connection with the reorganization discussed in Note 1, these shares will be converted to common stock immediately upon approval by the stockholders. Accordingly, we are presenting the following pro forma information to indicate the effect on earnings per share had such shares been converted to common shares for the periods presented.

Pro forma basic and diluted loss per share have been computed below as if the Series C Preferred Stock was converted to common stock. For the ten months ended October 31, 2001, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 47,978,934.


                                                         Ten Months Ended                Year Ended
                                                                            --------------------------------------
                                                         October 31, 2001   December 31, 2000   December 31, 1999
                                                        ------------------- ------------------- ------------------

Pro forma weighted average common shares outstanding,
 basic and diluted                                          73,809,790          39,419,240         39,419,240
                                                        =================== =================== ==================

Pro forma net loss per share, basic and diluted,
 attributable to common shareholders                      $          (.06)   $            (.00   $           (.00)
                                                        =================== =================== ==================

The pro forma net loss per share is presented for informational purposes only and is not indicative of the weighted average common shares outstanding or net loss per share presented in accordance with accounting principles generally accepted in the United States of America.

As described in Note 8, at October 31, 2001, the Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share at October 31, 2001. In addition, and as described in Note 12, the Company has options and warrants outstanding to purchase a total of 1,047,500 and 200,000 shares of common stock, respectively, at a weighted average exercise price of $0.09 and $0.25, respectively. However, because the Company incurred a loss for the period ended October 31, 2001, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. In addition, exercise of stock options and warrants as of December 31, 2001 and 2000 would be antidilutive.


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

3.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2001. In addition, we have also determined the weighted average common and common equivalent shares outstanding as previously reported should not have included Series C preferred stock as it has not yet been converted to common shares and thus is

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)




3.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, CONTINUED

antidilutive.   The  Company  is  restating  its  previously   issued  financial
statements for the ten months ended October 31, 2001 for these errors.

Below is a comparison of previously reported and restated balances included in the Consolidated Balance Sheet and Statement of Operations as of and for the ten months ended October 31, 2001.

                                                            Previously           Change           As Restated
                                                             Reported
                                                        ------------------- ------------------ ------------------

Statement of Operations:
  Interest expense                                        $       2,565       $              35   $       2,600
  Loss before income taxes                                       (4,732)                    (35)         (4,767)
  Net loss                                                       (4,360)                    (35)         (4,395)
Weighted average common and common equivalent shares
outstanding basic and diluted                             $  63,367,140            $(37,536,284)   $ 25,830,856
  Net loss per share                                               (.07)                   (.10)           (.17)

Balance Sheet:
  Net deferred tax assets                                           538                      14             552
  Deferred tax valuation reserve                                 (1,537)                    (14)         (1,551)
  Long-term debt                                                 27,546                  (1,470)         26,076
  Mandatory redeemable preferred stock                               --                   1,435           1,435
  Additional paid-in capital                                      5,612                      70           5,682
  Accumulated deficit                                            (4,360)                    (35)         (4,395)


4.   ACQUISITIONS AND PLAN OF REORGANIZATION

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


4.   ACQUISITIONS AND PLAN OF REORGANIZATION, CONTINUED

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



4.   ACQUISITIONS AND PLAN OF REORGANIZATION, CONTINUED

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


ACQUISITION OF DANZER CORPORATION AND SUBSIDIARY:

The purchase price and purchase accounting was allocated to the assets and liabilities of Danzer based on their fair values. The purchase price was based on the value of Danzer's equity of $3,257,539 plus acquisition costs of $963,919.

The valuation allocation to tangible assets included $2,300,000 and $1,536,000 of net liabilities assumed. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets of $3,456,539 was allocated to goodwill. Of this amount, $650 was allocated to Danzer and $2,807 was allocated to Danzer Industries, its subsidiary.

The following schedule is a description of acquisition costs of Danzer and Danzer Industries and the purchase price allocation (in thousands):

Purchase price:
  Preferred stock                                              $       3,257
  Acquisition costs, including amounts to
   related parties (see Note 16)                                         964
                                                             ------------------

Total purchase price                                           $       4,221
                                                             ==================

Purchase price allocations:
  Tangible net assets acquired                                 $         764
  Goodwill acquired                                                    3,457
                                                             ------------------

Total allocation of purchase price                             $       4,221
                                                             ==================

ACQUISITION OF UNITED EXPRESSLINE, INC.:

The identifiable intangibles of United include existing brand name, noncompete, and the customer base. The valuation of intangibles included $821,592 for brand name, $886,058 for noncompete, and $104,958 for the customer base. The excess of the purchase price of $15,358,000 over the fair value of the identifiable tangible and intangible net assets of $5,820,972 has been allocated to goodwill. The value assigned to tangible assets totaled $7,563,000.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


4.   ACQUISITIONS AND PLAN OF REORGANIZATION, CONTINUED

The following schedule is a description of acquisition costs of United and the purchase price allocation (in thousands):

Purchase Price:
  Cash to seller                                              $       11,050
  Seller note                                                          1,500
  Liabilities assumed                                                  1,670

  Acquisition costs, including amounts to related
    parties (see Note 16)                                              1,138
                                                            -------------------

Total Purchase Price                                          $       15,358
                                                            ===================

Purchase Price Allocation:
  Current assets, including accounts
    receivable and inventory                                  $        5,559
  Land, property and equipment                                         2,004
  Goodwill                                                             5,829
  Intangible assets                                                    1,813
  Other assets                                                           153
                                                            -------------------

Total Purchase Price Allocation                               $       15,358
                                                            ===================

PRO FORMA INFORMATION, AS RESTATED:

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

                                        Ten Months Ended   Year Ended December
                                          October 31,              31,
                                              2001                 2000
                                      ------------------------------------------

Net sales                                $        53,195      $        63,228

Net loss                                 $        (3,990)     $          (687)

Net loss per share - basic and diluted   $         (.15)      $         (.04)

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)

5.   NOTES RECEIVABLE

U.S. Rubber had notes receivable amounting to $2,868 thousand from its former owner and the owner's affiliates. These notes were repaid in conjunction with the Acquisition and Reorganization of Danzer and U.S. Rubber. Also see Note 16.

6.   INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components (in thousands):

                                                                October 31,
                                                                   2001         December 31, 2000
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)



7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows (in thousands):

                                                                October 31,     December 31, 2000
                                                                   2001
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

8.   FINANCING ARRANGEMENTS

In connection with the Acquisitions described in Notes 1 and 2 and to provide working capital, the Company has incurred the following debt as of October 31, 2001 and December 31, 2000, as restated, see Note 3:

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




8.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   October 31,       December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------

As part of the original acquisition described in Note 4, the Company issued a note payable to former owner (SerVaas, Inc.) in the amount of $1,750,000. The note requires interest payable monthly at fourteen percent (14%) from the date of this note until March 31, 2001 and at a rate of twenty percent (20%)
 thereafter. The former owner agreed to defer interest and principal payments through May of 2001. The amounts accrued during this period will become part of the balloon payment due December 28, 2005. The note is collateralized by a
 Stock Pledge Agreement given by OCP. In addition, this note is subordinated to the lines of credit and note payable described
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
                                                                                ------------------ ------------------

* U.S. Rubber was in technical default of various loan covenants with its primary and subordinated lender at October 31, 2001. The Company has entered into an amendment to the credit agreement with the primary which includes waiver of the covenant violations. The amendment is further described in Note 18. The Company also obtained a waiver through November 2002 from the subordinated lender.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)

8.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                -------------------------------------
                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   October 31,       December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------

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


8.   FINANCING ARRANGEMENTS, CONTINUED

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


8.   FINANCING ARRANGMENTS, CONTINUED

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


8.   FINANCING ARRANGMENTS, CONTINUED


                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   October 31,       December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------

United

First Indiana Bank Revolving Line of Credit, maximum borrowing equal to
 $3,500,000, with a base of 80% of eligible accounts receivable; plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at prime plus .75% (6.25% at October 31, 2001) due July 1, 2002, collateralized by substantially all assets of United and guaranteed by
 Obsidian Enterprises, Inc.*                                                      $      3,111       $           --

First Indiana Term Loan I--note payable $291,000, requires monthly principal installments of $4,850 plus interest at prime plus 1% (6.50% at October 31,
 2001), due July 1, 2006, collateralized by substantially all assets of
 United and guaranteed by Obsidian Enterprises, Inc.*                                      281                   --

First Indiana Term Loan II--note payable $1,116,000, requires monthly principal installments of $6,200 plus interest at prime plus 1% (6.50% at October 31,
 2001), due July 1, 2006, collateralized by substantially all
 assets of United and guaranteed by Obsidian Enterprises, Inc.*                          1,104                   --

First Indiana Term Loan III--note payable $1,750,000, requires monthly principal installments of $72,917 plus interest at prime plus 2% (7.50% at October 31,
 2001), due July 1, 2003, collateralized by substantially all
 assets of United and guaranteed by Obsidian Enterprises, Inc.*                          1,604                   --

Subordinated note payable to Huntington Capital Investment Company, $3,500,000,
 interest payable quarterly at 14% per annum, balloon payment of outstanding principal balance due July 26, 2006, less unamortized discount ($1,470 at
 October 31, 2001). Unsecured and subordinate to First Indiana
 debt.                                                                                   2,030                   --

Note payable to former shareholder $1,500,000, interest payable monthly at 9%
 per annum, balloon payment of outstanding principal balance due July 27,
 2006. Unsecured and subordinate to First Indiana and Huntington debt.                   1,500                   --



                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


8. FINANCING ARRANGMENTS, CONTINUED

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

Note payable to Renaissance (formerly parent Danzer Corporation), interest payable monthly at 8% per annum, with monthly principal payments beginning July
 2004 at a rate of $10 for each $1,000 of outstanding principal, due July 2008.
 Convertible at the option of the holder to common stock of Obsidian Enterprises at a conversion price of $.10 per share. The loan agreement also restricts dividend payments without the prior consent of the
 lender.                                                                                   500                   --

Other                                                                                      112                   --
                                                                                ------------------ ------------------

Subtotal United                                                                         10,242                   --
                                                                                ------------------ ------------------

*United Expressline is in technical default of loan covenants with one of its primary lenders. The Company has obtained bank waivers from the lender through
  January 2002, at which time, the defaults were cured.
                                                                                ------------------ ------------------

Total all companies                                                                     35,309                3,846

Less current portion                                                                     9,233                3,135
                                                                                ------------------ ------------------

                                                                                  $     26,076       $          711
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


8.   FINANCING ARRANGMENTS, CONTINUED

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

Following are the maturities of long-term debt for each of the next five years and thereafter (in thousands):

2002                                                           $      9,233***
2003                                                                  8,495
2004                                                                  1,370
2005                                                                  3,140
2006                                                                  8,462
Thereafter                                                            4,609
                                                             ------------------

                                                                   $ 35,309
                                                             ==================

*** The current portion of long-term debt includes $2,570,000 of amounts in default and classified as current.

9.   LEASING ARRANGEMENTS

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

Pension expense for the ten-month period ended October 31, 2001 is expected to approximate the year ended December 31, 2000, which was as follows (in thousands):

December 31,                                                       2000
                                                            --------------------

Benefits earned (service cost)                                $            3
Actual return on plan assets                                              22
Other items                                                              (43)
Interest expense                                                          22
                                                            --------------------

Total pension expense                                         $            4
                                                            ====================

A summary of the status of the plan as of December 31, 2000 is as follows (in thousands):

December 31,                                                      2000
                                                           -------------------

Projected benefit obligation:
    Vested                                                   $         (345)
    Nonvested                                                            --
                                                           -------------------

                                                                       (345)
Plan assets at fair value                                               287
                                                           -------------------

Funded status                                                           (58)
Unrecognized net actuarial loss                                          (9)
Unrecognized net (asset) obligation                                      47
                                                           -------------------

Accrued pension cost                                         $          (20)
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


11.  MANDATORY REDEEMABLE PREFERRED STOCK

In conjunction with the United acquisition described in Note 4, the Company issued 386,206 shares of Series C Preferred Stock to Huntington Capital Investment Corporation ("Huntington"), the senior subordinated lender of United. The note purchase agreement included a provision giving Huntington the option to require the Company to repurchase the Series C Preferred Stock. Under the terms of the agreement, Huntington has the option of requiring the Company to repurchase these shares at 90% of market value at the date of redemption upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement.

A portion of the note purchase agreement proceeds of $3,500 was allocated to the stock issued based on the thirty day average closing value of the Company's common stock prior to the transaction. As the redemption value is variable, the Company recognizes changes in the estimated fair value each quarter. Changes in fair value are adjusted through additional paid in capital. At October 31, 2001, the estimated redemption requirement is $1,435 to be paid July, 2006.


12.  STOCKHOLDERS' EQUITY


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

In June 2001, Danzer issued an aggregate of 1,750,000 shares of Danzer unregistered common stock in connection with the exchange of $355,000 of debt. On June 21, 2001, Danzer amended its articles of incorporation to authorize up to 4,500,000 shares of Series C Convertible Preferred Stock. In conjunction with the merger and acquisitions (described in Note 4) of June 21, the Company issued 1,970,962 of Series C Preferred Stock. The shareholders of Pyramid and Champion then converted 824,892 shares of preferred stock to 16,497,840 of common stock. In addition, on July 5, 2001, the Company increased the authorized shares of common stock by 20,000,000 to 40,000,000. On July 31, 2001, the Company issued 2,593,099 shares of additional convertible preferred stock related to the United acquisition.

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



12.  STOCKHOLDERS' EQUITY, CONTINUED

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

12.  STOCKHOLDERS' EQUITY, CONTINUED

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) for the period ended October 31, 2001 and the years ended December 31, 2000 and 1999 would have been (in thousands) $(4,360), $3, and $198, respectively. Basic and diluted net income (loss) per share as reported would not have changed in any period presented had such compensation expense been recorded.

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

                                      Outstanding Warrants   Exercise Price    Warrants Issued       Outstanding
                                                                                (Expired) in           Warrants
                                       December 31, 2000                           Period          October 31, 2001
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

13.  BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

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

14.  INCOME TAXES

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


14.  INCOME TAXES, CONTINUED

Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                2001            2000            1999
                                           ------------------------------------------------

Deferred tax assets (liabilities):
  Accounts receivable                        $         32    $         --    $         --
  Inventories                                         472             517             693
  Accrued expenses                                    117              15              15
  Intangibles                                         791              --              --
  Operating loss carryforwards                      1,474              --              --
  Property and equipment                           (2,267)           (171)           (131)
  Loss on sale-leaseback                              (81)             --              --
  Other                                                14              --              --
                                           ------------------------------------------------

                                                      552             361             577
Less valuation reserves                            (1,551)             --              --
                                           ------------------------------------------------

Deferred tax assets (liabilities), net       $       (999)   $        361    $        577
                                           ================================================
Included in the accompanying balance sheet under the following (in thousands):

                                                2001            2000            1999
                                           ------------------------------------------------

Deferred tax assets                          $        673    $        532    $        708
Deferred tax liabilities                           (1,672)           (171)           (131)
                                           ------------------------------------------------

                                             $       (999)   $        361    $        577
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

Federal tax net operating loss carryforwards and expiration dates as of October 31, 2001 are as follows:

                                             Premerger        Expiration Dates       Postmerger     Expiration Dates
                                             ---------
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

15.  CHARGES FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

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
                                                                                 ================== ==================

Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms, or were collected or paid subsequent to year end. Amounts classified as long term represent amounts not currently due or amounts that are expected to be converted to equity subsequent to year end. Also see Note 18.

The Company was obligated to the stockholders and certain employees (that were formerly stockholders of subsidiary companies) under note payable agreements acquired as part of the acquisitions. The details of these notes payable are included in Note 8.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


16. RELATED PARTIES, CONTINUED

                                                                                                       December 31,
                                                                                                           2000
                                                                                                     ------------------

Unsecured note receivable from affiliated company. Interest accrues at an annual rate equal to         $         737
 Bank One prime (9.5% at December 31, 2000); due on demand.

Unsecured note receivable from affiliated company. Interest is to be paid monthly at an annual                   784
 rate of 6.2%. Principal is due as follows: $200,000 in 2001; $300,000 in 2002; and $284,360 in
 2003. Note matures June 19, 2003.

Unsecured note receivable from affiliated company. Interest is to be paid monthly at an annual                   806
 rate equal to Bank One prime plus 1/2% (10% at December 31, 2000). Principal is due in equal monthly installments of $13,440, beginning December 31, 1998, until maturity  (November 30,
 2005), at which time all unpaid principal and interest will be due.

Unsecured note receivable from affiliated company, payable on demand, with no stated interest                    541

                                                                                                               2,868
                                                                                                     ------------------
Less current portion                                                                                           1,098

                                                                                                       $       1,770
                                                                                                     ==================

17.  COMMITMENTS AND CONTINGENCIES

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

18.  SUBSEQUENT EVENTS

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

On February 12, 2002, U.S. Rubber entered into a "Second Amendment to Credit Agreement" with its primary lender. The terms of the amendment require scheduled debt service payments under substantially the same terms as described in Note 8 through November 1, 2002 when all debt outstanding with the primary lender will become due. The agreement also modifies the terms of an operating lease with the lender requiring payment in full of the remaining lease obligation as of November 1, 2002 of approximately $738,000.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


19.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
      (dollars in thousands, except per share amounts)

                       Fiscal Year Ended October 31, 2001

                                             First Qtr.*     Second Qtr. Ended   Third Qtr. Ended      Fourth Qtr.
                                            Ended 1/31/01         4/30/01             7/31/01        Ended 10/31/01
                                          ------------------ ------------------- ------------------ ------------------

Net sales                                   $        3,743     $        5,260      $        6,040     $     15,163

Gross profit                                           442              1,057               1,272            2,659

Net income (loss)                                     (355)              (579)               (613)          (2,871)**

Net income (loss) per common and common
 equivalent share                                       --                 --                (.02)            (.08)
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


SCHEDULE II--VALUATION AND QUALIFYING OF ACCOUNTS

                        Ten Months Ended October 31, 2001
                                 (in thousands)

                                                       Column C--Additions
                                               -----------------------------------
    Column A--Description          Column        (1)--Charged to    (2)--Charged to        Column            Column
                               B--Balance at                                                         r
                               Beginning of       Costs and           Other                          ibE--Balance at
                                  Period           Expenses      Accounts--Describe D--Deductions--Desc  End of Period
----------------------------- ---------------- ----------------- ----------------- ----------------- -----------------

Inventory valuation
allowances                      $    1,338       $       73        $       --        $      578*       $      833
                              ================ ================= ================= ================= =================

Deferred tax valuation
reserve                         $       --       $    1,038        $      513**      $       --        $    1,551
                              ================ ================= ================= ================= =================

                          Year Ended December 31, 2000
                                 (in thousands)

                                                       Column C--Additions
                                               -----------------------------------
    Column A--Description          Column        (1)--Charged to    (2)--Charged to        Column            Column
                               B--Balance at                                                         r
                               Beginning of       Costs and           Other                          ibE--Balance at
                                  Period           Expenses      Accounts--Describe D--Deductions--Desc  End of Period
----------------------------- ---------------- ----------------- ----------------- ----------------- -----------------

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

Dated:  August 25, 2003             OBSIDIAN ENTERPRISES, INC.



                                     By: /s/ Timothy S. Durham
                                        ----------------------------------
                                        Timothy S. Durham
                                        Chief Executive Officer

                                  EXHIBIT INDEX

   Exhibit No.                           Description                              Incorporated by Reference/Attached

2                  Acquisition Agreement and Plan of Reorganization, dated June    Incorporated by reference to
                   21, 2001, by and among Registrant, Danzer Industries, Inc.,     Exhibit 2.1 to Report on Form 8-K
                   Pyramid Coach, Inc., Champion Trailer, Inc., United             filed August 15, 2001
                   Acquisition, Inc., U.S. Rubber Reclaiming, Inc., Obsidian
                   Capital Partners, L.P. and Timothy S. Durham
3.1                Certificate of Incorporation (filed with Delaware Secretary                  Attached+
                   of State on October 4, 2001)
3.2                Certificate of Designations, Preferences, Rights and                         Attached+
                   Limitations of Series C Preferred Stock
3.3                By Laws of the Registrant                                                    Attached+
4.1                Registration Rights Agreement, dated June 21, 2001                           Attached+
4.2                Amendment and Joinder to Registration Rights Agreement,  dated               Attached+
                   July 27, 2001
4.3                8.00% Convertible Debenture Issued by Registrant on July 19,    Incorporated by reference to
                   2001 to HSBC Global Custody Nominee Due July 19, 2008           Exhibit 2 to Schedule 13D filed
                                                                                   September 20, 2001 by Russell
                                                                                   Cleveland, Renaissance Capital
                                                                                   Group, Inc.
4.4                8.00% Convertible Debenture Issued by Registrant on July 19,    Incorporated by reference to
                   2001 to Renaissance US Growth & Income Trust PLC Due July 19,   Exhibit 3 to Schedule 13D filed
                   2008                                                            September 20, 2001 by Russell
                                                                                   Cleveland, Renaissance Capital
                                                                                   Group, Inc.
4.5                Convertible Loan Agreement, dated July 19, 2001, Among                       Attached+
                   Registrant, BFSUS Special Opportunities Trust PLC,
                   Renaissance US Growth & Income Trust PLC and Renaissance
                   Capital Group, Inc.
10.1               2001 Long Term Incentive Plan*                                  Incorporated by reference to
                                                                                   Appendix E to the Registrant's
                                                                                   Proxy Statement filed on
                                                                                   September 18, 2001
10.2               Asset Purchase Agreement, dated April 20, 2000, between                      Attached+
                   Champion Trailer Company, L.P. and Harold Peck, Mary Peck,
                   Champion Trailer, Ltd. (f/k/a) Champion Trailer, LLC,
                   Champion Collision, Ltd. (f/k/a) Champion Collision, L.L.C.
                   and Brandonson, Inc.
10.3               Stock and Asset Purchase Agreement, dated December 20, 1999,                 Attached+
                   among Timothy S. Durham, Terry Whitesell, DW Leasing, LLC,
                   Bobby Michael, Becky Michael, Jennifer George, Pyramid Coach,
                   Inc., Precision Coach, Inc., American Coach Works, Inc.,
                   Transport Trailer Service, Inc., Rent-A-Box, Inc. and LBJ, LLC
10.4               Assumption Agreement and Second Amendment to Credit                          Attached+
                   Agreement, dated June 18, 2001, among Bank One, Indiana,
                   N.A., Champion Trailer, Inc. and Champion Trailer Company,
                   L.P.
10.5               Credit Agreement, dated December 29, 2000, between USRR                      Attached+
                   Acquisition Corp. and Bank One, Indiana, N.A.
10.6               First Amendment to Credit Agreement, dated June 20, 2001,                    Attached+
                   between U.S. Rubber Reclaiming, Inc. and Bank One, Indiana,
                   N.A.
10.7               Note Purchase Agreement, dated May 2, 2000, between Champion                 Attached+
                   Trailer, Inc. and Markpoint Equity Growth Fund, J.V., and
                   Related Documents
10.8               Warrant, dated May 2, 2000, from Champion Trailer Company, LP                Attached+
                   to Markpoint Equity Growth Fund, J.V.
10.9               Management Agreement, dated December 29, 2000, between Attached
                   Obsidian Capital Company, LLC and USRR Acquisition Corp.
10.10              Management Agreement, dated June 16, 2001, between Pyramid,                  Attached+
                   Inc. and D.W. Leasing
10.11              Promissory Note, dated June 1, 2001, from Obsidian Capital                   Attached+
                   Company, LLC to U.S. Rubber Reclaiming, Inc.
10.12              Promissory Note, dated June 11, 2001, from Champion Trailer,                 Attached+
                   Inc. to Obsidian Capital Partners, LP
10.13              Purchase Agreement, dated June 5, 2001, between United                       Attached+
                   Expressline, Inc., United Acquisition, Inc., J.J.M.
                   Incorporated and the Shareholders of United Expressline, Inc.
                   and J.J.M. Incorporated
10.14              Promissory Note, dated July 27, 2001, from United                            Attached+
                   Acquisition, Inc. to United Expressline, Inc.
10.15              Credit Agreement, dated July 27, 2001, between United                        Attached+
                   Acquisition, Inc. and First Indiana Bank
10.16              Loan and Security Agreement, dated January 21, 2000, between                 Attached+
                   Danzer Industries, Inc. and Banc of America Commercial
                   Finance Corp.
10.17              Warrant, dated August 1997, by Danzer Corp. to Duncan-Smith                  Attached+
                   Co. and Letter Agreement, dated June 21, 2001, between Danzer
                   Corp. and Duncan-Smith Co.
10.18              Stock Purchase Agreement, dated December 29, 2000, between                   Attached+
                   USRR Acquisition Corp. and SerVaas, Inc.
10.19              Subordinated Secured Promissory Note, dated December 29, Attached
                   2000, from USRR Acquisition Corp. to SerVaas, Inc.
10.20              Supply and Consignment Agreement, dated December 29, 2000,                   Attached+
                   between U.S.R.R. Acquisition and SerVaas, Inc.
10.21              Form of Installment Loan from Edgar County Bank & Trust Co.                  Attached+
                   to DW Leasing Company, LLC, Related Documents and Schedule
                   Identifying Material Details
10.22              Loan Agreement, dated December 10, 1999, between Old National                Attached+
                   Bank and DW Leasing Company, LLC, and Related Documents
10.23              Form of Promissory Note from DW Leasing Company, LLC, to                     Attached+
                   Former Shareholders of Pyramid Coach, Inc., Related Security
                   Agreement, and Schedule Identifying Material Details
10.24              Form of Promissory Note from DW Leasing Company, LLC to Star                 Attached+
                   Financial Bank, Related Documents and Schedule Identifying
                   Material Details
10.25              Form of Lock-Up Agreement, dated July 19, 2001, and Schedule                 Attached+
                   Identifying Material Details
10.26              Master Lease Agreement, dated May 17, 2000, between Old                      Attached+
                   National Bank and DW Leasing Company, LLC, and Related
                   Documents
10.27              Loan Agreement, dated June 1, 2000, between DW Leasing                       Attached+
                   Company LLC and Regions Bank and Security Agreement
10.28              Business Loan Agreement (Asset Based), dated August 15, 2001,                Attached+
                   between Danzer Industries, Inc. and Bank of America, N.A.
10.29              1999 Stock Option Plan*
10.30              Amendment to Acquisition Agreement and Plan of                               Attached+
                   Reorganization, dated December 28, 2001, between Registrant and Obsidian Leasing Company, Inc.
10.31              Agreement and Plan of Reorganization and Corporate
                   Separation, dated December 28, 2001, between DW Leasing LLC and Obsidian Leasing Company, Inc.
21                 List of Subsidiaries                                                         Attached +
31.1               Sarbanes-Oxley Act Section 302 Certification                                 Attached
31.2               Sarbanes-Oxley Act Section 302 Certification                                 Attached
32.1               Sarbanes-Oxley Act Section 906 Certification                                 Attached
32.2               Sarbanes-Oxley Act Section 906 Certification                                 Attached

* Indicates Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

+    Previously filed.