Form 10-K/A
period 2002-10-31
OBSIDIAN ENTERPRISES INC
filed 2003-08-25
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
          _______________

          0-17430
Commission File Number

                           OBSIDIAN ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     35-2154335
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

111 Monument Circle, Suite 4800
Indianapolis, IN                                           46204
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____ - ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

INFORMATION REQUIRED IN PART II AND PART III HAS NOT BEEN INCORPORATED BY REFERENCE.

                                EXPLANATORY NOTE

This Amendment No. 1 amends the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, by amending and restating Items 6, 7, 8, 10, 12 and 14 to incorporate certain changes.

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

ITEM 2. PROPERTIES

The following describes the Company's properties:

Identification                  Location                     Ownership/Description            Segment
------------------------------- ---------------------------- -------------------------------- ------------------------
Headquarters                    111 Monument Circle, Suite   3,700 square feet leased         N/A
                                4800, Indianapolis, IN       commercial office space
                                46204
Butyl Rubber Processing         Vicksburg, Mississippi       Two adjacent plants              Butyl Rubber
Plants                                                       aggregating 87,000 square        Processing
                                                             feet, each owned by the
                                                             Company and encumbered by a
                                                             mortgage to PNC Bank
Truck Body Plant                Hagerstown, Maryland         75,000 square foot plant owned   Trailer and related
                                                             by the Company and encumbered    transportation
                                                             by a mortgage to Bank of         equipment
                                                             America Commercial Finance       manufacturing
United Expressline Plant        Bristol, Indiana             Several buildings aggregating    Trailer and related
                                                             49,000 square feet owned by      transportation
                                                             the Company and encumbered by    equipment
                                                             a mortgage to First Indiana      manufacturing
                                                             Bank NA
United Expressline Plant        Elkhart, Indiana             35,000 square foot plant         Trailer and related
                                                             leased by the Company            transportation
                                                                                              equipment
                                                                                              manufacturing
Southwest                                                    Expressline Plant
                                                             White Pigeon,
                                                             Michigan 47,000
                                                             square foot plant
                                                             owned Trailer and
                                                             related by the
                                                             Company and
                                                             encumbered
                                                             transportation by a
                                                             mortgage to First
                                                             Indiana equipment
                                                             manufacturing Bank
                                                             NA
Pyramid Coach Office            Joelton, Tennessee           12,000 square feet of office     Coach Leasing
                                                             space and other facilities
                                                             leased by the Company
Champion Facility               Lewisville, Texas            30,000 square foot plant         Discontinued operations
                                                             leased by the Company

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The  Company's  Annual  Meeting of  Stockholders  was held on September 27,
     2002.

(b) The following individuals were elected to the Company's Board of Directors to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

                                                       Against or                               Broker
Nominee                              For               Withhold              Abstain            Non-Votes
                                     ---              -----------            -------            ---------
Timothy S. Durham                    105,816,120        0                    3,247              0
Terry G. Whitesell                   105,816,220        0                    3,147              0
Jeffrey W. Osler                     105,815,790        0                    3,577              0
Goodhue W. Smith, III                105,816,220        0                    3,147              0
John A. Schmit                       105,816,120        0                    3,147              0
D. Scott McKain                      105,816,220        0                    3,147              0
Daniel S. Laikin                     105,816,220        0                    3,147              0

(c) In addition to the election of Directors described in (b) above, the following matters were voted upon:


                                                                                                Broker
                                     For                Against              Abstain            Non-Votes
Ratify the appointment of            105,773,522        680                  45,165             0

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

OPERATING DATA, AS RESTATED:

                  (Amounts in thousands, except per share data)

                                              Year Ended     Ten Months Ended
                                              October 31,      October 31,            Year Ended December 31,
                                                                               ---------------------------------------
                                                 2002              2001            2000          1999        1998
                                            --------------------------------------------------------------------------

Net sales                                      $     57,274           $ 24,689      $ 12,583     $ 11,439    $ 12,575
Income from operations                                  449                981           184          413         107
Discontinued operations, net of tax                 (1,040)            (3,376)            --           --          --
Cumulative effect of change in accounting
principle                                           (2,015)                 --            --           --          --
Net income (loss)                                   (6,330)            (4,395)            48          216          74
Basic and diluted earnings (loss) per
share:
  From continuing operations                          (.09)              (.04)            --           --          --
  Discontinued operations                             (.03)              (.13)            --           --          --
  Cumulative effect of change in
  accounting principle                                (.06)                 --            --           --          --
  Net income (loss) per share                         (.18)              (.17)            --           --          --

BALANCE SHEET DATA:

                                                    October 31,     October 31,               December 31,
                                                                                  -------------------------------------
                                                        2002            2001         2000         1999        1998
                                                  ---------------------------------------------------------------------

Working capital (deficit)                           $      1,591     $     (2,528) $     864   $   1,896    $   2,864
Total assets                                              45,923           48,850      9,633      11,633       11,914
Long-term debt, including current portion and
mandatory redeemable preferred stock                      36,464           35,382      3,846       5,914        6,365
Stockholders' equity (deficit)                              (689)           1,331      4,939       4,890        4,674


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

                             RESULTS OF OPERATIONS

The following table details the Company's results of operations as a percentage of sales:

                                                     Year Ended October 31,  Ten Months Ended  Year Ended December
                                                                                October 31,            31,
                                                              2002                 2001                2000
                                                     ---------------------------------------------------------------

Net sales                                                       100.0%                 100.0%             100.0%
Cost of sales                                                    83.5                   78.8               90.5
Selling, general and administrative expenses                     15.0                   17.2                8.0
Loss on asset impairment                                          1.3                   --                 --
Loss from discontinued operations                                 1.8                   13.7               --
Interest expense                                                  6.2                    9.4                3.5
Interest income                                                  --                     --                 (2.8)
-----------------------------------------------------------------------------------------------------------------------------------

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


                                                           Ten Months Ended      Year Ended
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


                         Year Ended October    Ten Months Ended
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


BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated (in thousands):


                         Year Ended October    Ten Months Ended    Year Ended December
                                31,               October 31,              31,
                                2002                 2001                  2000
                        --------------------- -------------------- ---------------------

Net Sales                   $    10,125           $     9,874          $    12,583
Cost of Sales                     9,407                 8,884               11,390
                        --------------------- -------------------- ---------------------

Gross Profit                $       718           $       990          $     1,193
                        ===================== ==================== =====================

Gross Profit %                        7.1%                 10.0%                 9.5%
                        ===================== ==================== =====================


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

* Credit line with Fair Holdings increased from $3,000 to $5,000 subsequent to year end.

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

EBITDA by business segment and reconciliation to net income or loss under accounting principles generally accepted in the United States of America by segment for the applicable periods is as follows:

                                                                 Year Ended October 31, 2002
                                          --------------------------------------------------------------------------
                                                                                                         Income
                                                                       Income                            (Loss)
                                                                         Tax                              from
                                                         Interest      Expense       Depreciation      Continuing
                                             EBITDA       Expense     (Benefit)     & Amortization     Operations
                                          ------------- ------------ ------------ ------------------- --------------

Trailer and related transportation
 equipment manufacturing                    $     735     $   1,400   $   404           $   1,425*     $  (2,494)
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

The initial cost of coaches acquired is depreciated over a straight-line basis over 15 years to a salvage value of 38% of original cost. Subsequent enhancements and refurbishments of coaches are depreciated over five years using the straight-line method. The current depreciation policy is a change in estimate that was effective February of 2002. Prior to this date, coaches were depreciated over fifteen years on a straight line basis with no salvage value. Had the prior depreciation policy been in effect for the entire year of 2002, depreciation expense would have increased by approximately $200. The age of coaches in our fleet range from less than one year to ten years, with an average age of approximately four years. Actual value of coaches after 15 years is dependent on several factors including the level of maintenance and the market conditions at the time of disposal. We have not disposed of a material number of coaches, and our estimate of depreciation is based on information other than actual disposal experience. Accordingly, we continue to evaluate our estimates with respect to the actual depreciation of such vehicles based on market conditions and our experience in disposals when they occur. Should future factors indicate the current depreciation policy is not adequate, we will adjust the depreciation rates, and such adjustments may have an adverse impact on our results of operations.

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

As described in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002.

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

As described in Note 3 to the financial statements, the previously issued 2002 and 2001 financial statements have been restated for errors in the application of accounting principles.


/s/ McGladrey & Pullen, LLP
Elkhart, Indiana
February 10, 2003, except for Note 3,
   as to which the date is August 15, 2003

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)

                                                               Year Ended      Ten Months Ended      Year Ended
                                                               October 31,       October 31,
                                                                  2002               2001        December 31, 2000
                                                            --------------------------------------------------------
                                                              (as restated,
                                                               see Note 3)
Net sales                                                     $       57,274    $       24,689     $       12,583

Cost of sales                                                         47,841            19,457             11,390
                                                            --------------------------------------------------------

GROSS PROFIT                                                           9,433             5,232              1,193

Selling, general and administrative expenses                          (8,589)           (4,251)            (1,009)
Loss on asset impairment (Note 4)                                       (720)               --                 --
Insurance settlement                                                     325                --                 --
                                                            --------------------------------------------------------

Income from operations                                                   449               981                184

Other income (expense):
  Interest expense (Note 9)                                           (3,552)           (2,312)              (442)
  Interest income                                                         12                --                356
  Other expense                                                         (217)              (60)                --
                                                            --------------------------------------------------------

Income (loss) before income taxes, discontinued
 operations, and cumulative effect of change in accounting
 principle                                                            (3,308)           (1,391)                98

Income tax (expense) benefit (Note 15)                                    33               372                (50)
                                                            --------------------------------------------------------

Income (loss) from continuing operations before
 discontinued operations and cumulative effect of change
 in accounting principle                                              (3,275)           (1,019)                48

Loss from discontinued operations, net of tax (Note 5)                (1,040)           (3,376)                --
                                                            --------------------------------------------------------

Income (loss) before cumulative effect of change in
 accounting principle                                                 (4,315)           (4,395)                48

Cumulative effect of change in accounting principle, net
 of tax (Note 4)                                                      (2,015)               --                  -
                                                            --------------------------------------------------------

Net income (loss)                                             $       (6,330)   $       (4,395)    $           48
                                                            ========================================================

Basic and diluted earnings (loss) per share attributable to common shareholders
 (Note 2):
  From continuing operations                                  $         (.09)   $         (.04)    $           --
  Discontinued operations, net of tax                                   (.03)             (.13)                --
  Cumulative effect of accounting change, net of tax                    (.06)               --                 --
                                                            --------------------------------------------------------

Net income (loss) per share                                   $         (.18)   $         (.17)    $           --
                                                            ========================================================

Weighted average common and common equivalent shares
outstanding, basic and diluted:                                   36,007,855        25,830,856                 --
                                                            ========================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (dollars in thousands)

                                                                     Series C        Series D
                                                                     Convertible     Convertible       Accumulated
                                                                     Preferred       Preferred   Addi-   Other    Retained
                                       Comprehensive Common Stock    Stock           Stock       tional  Compre-  Earnings
                                          Income    -------------------------------------------- Paid-in hensive (Accumulated
                                          (Loss)    Shares   Amount  Shares Amount Shares Amount Capital Income   Deficit)    Total
                                          -----------------------------------------------------------------------------------------

      Balance at December 31, 1999         $   --   17,588,348  $ 1         -- $--     -- $--  $   --   $  --    $ 4,890    $ 4,891
      Issuance of stock under
        incentive plan and Parent
        note conversion                        --    1,747,946   --         --  --     --  --      --      --         --         --
      2000 net income                          --           --   --         --  --     --  --      --      --         48         48
                                           ----------------------------------------------------------------------------------------

      Balance at December 31, 2000             --   17,760,015    1         --  --     --  --      --      --      4,938      4,939
      Conversion of debt to common stock       --    1,750,000   --         --  --     --  --     355      --         --        355
        To record the effect of the
         reverse merger June 21, 2001
        (Note 6)                               --           --    1  1,970,962   2     --  --   3,760    (103)    (4,938)    (1,278)
      Conversion of Series C Preferred
         Stock to common stock                 --   16,497,840    1   (824,892) (1)    --  --      --      --         --         --
      Issuance of 2,593,099 shares of
         Series C Preferred Stock
         associated with the acquisition
         of United and capital contribution
         (Note 6)                              --           --   --  2,593,099   3     --  --   1,497      --         --      1,500
      Unrealized gain on available-for-sale
         marketable securities                140           --   --         --  --     --  --      --     140         --        140
      Fair value adjustment on redeemable
         preferred stock                       --           --   --         --  --     --  --      70      --         --         70
      2001 net loss                        (4,395)          --   --         --  --     --  --      --      --     (4,395)    (4,395)
                                           ----------------------------------------------------------------------------------------

      Total comprehensive loss            $(4,255)
                                          ==========

      Balance at October 31, 2001                   36,007,855 $  3  3,739,169   4     --  --   5,682      37     (4,395)     1,331

      Issuance of 30,000 shares of
        Series C Preferred Stock associated
        with U.S. Rubber, net of tax      $    --           --   --     30,000  --     --  --   1,017      --         --      1,016
      Issuance of 589,230 shares of
        Series C Preferred Stock associated
        with Fair Holdings and Obsidian
        Capital Partners, LP                   --           --   --    589,230   1     --  --   1,885      --         --      1,886
      Issuance of 88,330 shares of Series
        D Preferred Stock associated with
        Fair Holdings and Obsidian
        Capital Partners, LP                   --           --   --         --  -- 88,330  --   1,545      --         --      1,545
      Exercise of stock warrants in exchange
        for 10,000 shares of Series C
        Preferred Stock                        --           --   --     10,000  --     --  --      20      --         --         20
      Distributions to members of DW
        Leasing                                --           --   --         --  --     --  --      --      --       (107)      (107)
      Unrealized loss on available-for-
        sale marketable securities            (86)          --   --         --  --     --  --      --     (86)        --        (86)
      Fair value adjustment on redeemable
        preferred stock                        --           --   --         --  --     --  --      35      --         --         35
      2002 net loss                        (6,330)          --   --         --  --     --  --      --      --     (6,330)    (6,330)
                                          -----------------------------------------------------------------------------------------

      Total comprehensive loss         $   (6,416)
                                       =============

      Balance at October 31, 2002                   36,007,855  $ 3  4,368,399 $ 5 88,330 $-- $10,184   $(49)   $(10,832)   $  (689)
                                                    ===============================================================================



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Year Ended    Ten Months     Year Ended
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

Buildings  and  improvements            30 - 39 years
Plant  machinery and equipment          5 - 7 years
Furniture  and  fixtures                5  -  7  years
Coach  fleet                            15  years
Coach refurbishments                    5 years
Vehicles                                5 - 10 years

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

The Company's coach leasing business consists of a fleet of luxury coaches (generally a 45 foot bus shell converted to a luxury coach) that are leased to entertainment personalities, corporate groups and other traveling programs. The coach fleet is comprised of a mixture of vehicles ranging from new (the most recent acquired in December 2002) to approximately 10 years old. The average age of the coaches is four years. They can be segregated as follows:

             Age
             1-3 years               15 coaches
             4-6 years               13 coaches
             6-10 years               9 coaches

The initial cost of coaches acquired is depreciated over a straight-line basis to a salvage value of 38% of original cost. Subsequent enhancements and refurbishments of coaches are depreciated over five years using the straight-line method. The age of coaches in our fleet range from less than one year to ten years, with an average age of approximately four years. Actual value of coaches after 15 years is dependent on several factors including the level of maintenance and the market conditions at the time of disposal. We have not disposed of a material number of coaches, and our estimate of depreciation is based on information other than actual disposal experience. Accordingly, we continue to evaluate our estimates with respect to the actual depreciation of such vehicles based on market conditions and our experience in disposals when they occur. Should future factors indicate the current depreciation policy is not adequate, we will adjust the depreciation rates, and such adjustments may have an adverse impact on our results of operations.

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

                            Year Ended October      Ten Months Ended         Year Ended
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

The weighted average common shares outstanding for the year ended December 31, 2000 have been reflected as zero, as no common shares were exchanged in the reverse merger.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and diluted earnings (loss) per share have been computed as follows:

                                                                      Year Ended      Ten Months Ended       Year Ended
                                                                   October 31, 2002   October 31, 2001   December 31, 2000
                                                                   ------------------ ------------------ -------------------

Income (loss) before discontinued operations and cumulative
 effect of accounting change                                         $       (3,275)    $       (1,019)    $           48
Change in fair value of mandatory redeemable preferred stock                     35                 70                 --
                                                                   ------------------ ------------------ -------------------

Income (loss) attributable to common shareholders before
 discontinued operations and cumulative effect of accounting
 change                                                                      (3,240)              (949)                48

Loss from discontinued operations, net of tax                                (1,040)            (3,376)                --
Cumulative effect of change in accounting principle                          (2,015)                --                 --
                                                                   ------------------ ------------------ -------------------

Net income (loss) attributable to common shareholders                $       (6,295)    $       (4,325)    $           48
                                                                   ================== ================== ===================

Weighted average common and common equivalent shares
 outstanding, basic and diluted                                          36,007,855         25,830,856         17,733,603
                                                                   ================== ================== ===================

Earnings (loss) per share, basic and diluted, attributable to common shareholders:
  From continuing operations                                         $       (.09)      $       (.04)      $           --
  Discontinued operations                                                    (.03)              (.13)                  --
  Cumulative effect of accounting change                                     (.06)             --                      --
                                                                   ------------------ ------------------ -------------------

Net income (loss) per share                                          $       (.18)      $       (.17)      $           --
                                                                   ================== ================== ===================

The Company's Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of the Company's common stock, are convertible at rates of 20 to 1 and 175 to 1, respectively. The inclusion of these potential common shares in the calculation of loss per share would have an antidilutive effect. However, pursuant to the Acquisition Agreement and Plan of Reorganization Agreement entered into in connection with the reorganization described in Note 1, these shares will be converted to common stock immediately upon approval by the stockholders. Accordingly, we are presenting the following pro forma information to indicate the effect on earnings per share had such shares been converted to common shares for the periods presented.

Pro forma basic and diluted loss per share have been computed below as if the Series C and Series D Preferred Stock were converted to common stock. For the year ended October 31, 2002 and the ten months ended October 31, 2001, respectively, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 81,194,826 and 75,212,925 respectively. There were no Series C Preferred Stock shares issued or outstanding during the year ended December 31, 2000. The Series D Preferred
Stock has been reflected on a weighted average basis outstanding as common shares of 297,264 for the year ended October 31, 2002. There were no Series D Preferred Stock shares issued or outstanding during the ten months ended October 31, 2001 or the year ended December 31, 2000.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED




                                                                     Year Ended      Ten Months Ended       Year Ended
                                                                  October 31, 2002   October 31, 2001   December 31, 2000
                                                                 ------------------- ------------------ -------------------

Pro forma weighted average common shares outstanding, basic
 and diluted                                                          117,499,946          73,809,790                 --
                                                                 =================== ================== ===================

Pro forma net loss per share, basic and diluted, attributable
 to common shareholders                                            $         (.05)   $           (.06)  $            (.00)
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

3.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2002. The Company is restating its previously issued financial statements for the ten months ended October 31, 2001 for this error. In addition, we have also determined the weighted average common and common equivalent shares outstanding as previously reported should not have included Series C and Series D preferred stock as they have not yet been converted to common shares and thus are antidilutive. The Company is restating its previously issued financial statements for the year ended October 31, 2002 and the ten months ended October 31, 2001 for these errors. The restatements also include additional disclosures regarding depreciation of the coach fleet in the significant accounting policies.

Below is a comparison of previously reported and restated balances included in the Consolidated Balance Sheet and Statement of Operations as of and for the ten months ended October 31, 2001, as well as changes in the weighted average common shares outstanding and earnings per share for 2002 and 2001. The amounts included as previously reported exclude the effect of classification of Champion in discontinued operations.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)




3.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, CONTINUED

October 31, 2001                                            Previously           Change           As Restated
----------------                                             Reported
                                                        ------------------- ------------------ ------------------

Income Statement:
  Interest expense                                        $       2,277       $          35      $       2,312
  Loss from continuing operations                                  (984)                (35)            (1,019)
  Net loss                                                       (4,360)                (35)            (4,395)

 Weighted average common shares outstanding basic and
diluted                                                      63,367,140         (37,536,284)        25,830,856

  Earnings (loss) per share from continuing
    operations                                                    (.02)                (.02)              (.04)
  Net loss per share                                              (.07)                (.10)              (.17)

Balance Sheet:
  Net deferred tax assets                                           538                  14                552
  Deferred tax valuation reserve                                 (1,537)                (14)            (1,551)
  Long-term debt                                                 27,546              (1,470)            26,076
  Mandatory redeemable preferred stock                               --               1,435              1,435
  Additional paid-in capital                                      5,612                  70              5,682
  Retained earnings (deficit)                                    (4,360)                (35)            (4,395)



                                                            Previously
October 31, 2002                                             Reported            Change           As Restated
----------------                                        ------------------- ------------------ ------------------

Basic and diluted earnings (loss) per share attributable to common shareholders:
  From continuing operations                              $       (.02)       $       (.07)      $       (.09)
  Discontinued operations, net of tax                             (.01)               (.02)              (.03)
  Cumulative effect of accounting change,
    net of tax                                                    (.02)               (.04)              (.06)
                                                        ------------------- ------------------ ------------------

Net income (loss) per share                               $       (.05)       $       (.13)      $       (.18)
                                                        =================== ================== ==================

Weighted average common and common equivalent shares
outstanding, basic and diluted:                             117,499,946         (81,492,091)        36,007,855


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)




3.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, CONTINUED


The restated balances arise from the allocation of the proceeds to Series C Preferred Stock issued in conjunction with the related debt. The change in interest expense is related to accretion of interest resulting from the allocation of the mandatory redeemable preferred stock. The change in additional paid-in capital is the result of fair value changes on the redeemable preferred stock.

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


ACQUISITION OF DANZER AND SUBSIDIARY:

The purchase price and purchase accounting was allocated to the assets and liabilities of Danzer based on their fair values. The purchase price was based on the value of Danzer's equity determined by an appraisal company of $3,257 plus acquisition costs of $964.

An appraisal company conducted a valuation of Danzer's stock. The valuation allocation to tangible assets included $2,300 and $1,536 of net liabilities assumed. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets of $3,457 was allocated to goodwill. Of this amount, $650 was allocated to Danzer and $2,807 allocated to Danzer Industries, its subsidiary.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all amounts in thousands, except per share and share data)



6.   ACQUISITIONS AND PLAN OF REORGANIZATION, CONTINUED


ACQUISITION OF UNITED EXPRESSLINE, INC.:

An appraisal company conducted a valuation of United's intangible assets. These intangibles include existing brand name, noncompete, and the customer base. The valuation of intangibles included $822 for brand name, $886 for noncompete, and $105 for the customer base. The excess of the purchase price of $15,358 over the fair value of the identifiable tangible and intangible net assets of $5,821 has been allocated to goodwill. The value assigned to tangible assets totaled $7,563.

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

                                        Ten Months Ended      Year Ended
                                          October 31,        December 31,
                                              2001               2000
                                      ----------------------------------------

Net sales                                $        49,830     $        61,320

Income (loss) from continuing
 operations                              $          (491)    $           150

Income (loss) from continuing
 operations per share - basic and
 diluted                                 $         (.02)     $           .01

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
                                         ================== ================== ==================

8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows:

                                                                October 31,        October 31,
                                                                   2002                2001
                                                             ------------------ -------------------

Land and improvements                                          $          488     $          488
Buildings and improvements                                              3,520              3,557
Plant machinery and equipment                                           9,767              8,016
Furniture and fixtures                                                    334                247
Coach fleet and vehicles                                               12,971             13,187
Coach refurbishments                                                      341                220
                                                             ------------------ -------------------

Total                                                                  27,421             25,715
Less accumulated depreciation                                          (4,373)            (2,331)
                                                             ------------------ -------------------

Net property, plant and equipment                              $       23,048     $       23,384
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
                                                                                ------------------ ------------------

* U.S. Rubber was in technical default of a loan covenant with its primary lender at October 31, 2002. The Company has obtained a waiver of the violation from its lender and a modification to the covenant requirements.

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
                                                                                ------------------ ------------------

*    Champion  was in  technical  default  of all its debt  with  The  Markpoint
     Company in 2002. The Company has reached agreement with The Markpoint Company to settle the debt as further discussed in Note 17. As a result of this agreement, $1,013 of the debt due The Markpoint Company has been classified as current.

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
                                                                                ------------------ ------------------

* In 2002, Danzer Industries was in technical default of certain loan covenants, as well as being in excess of borrowing base amounts in its credit agreement related to the line of credit and $1,000 note payable. Danzer and the bank have entered into a forbearance agreement which requires payment of these amounts by March 31, 2003. Accordingly, all related debt has been classified as current.

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
                                                             ===================

*** The current portion of long-term debt includes $1,863 of amounts in default and classified as current.

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



13.  STOCKHOLDERS' EQUITY, CONTINUED

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



13.  STOCKHOLDERS' EQUITY, CONTINUED

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



13.  STOCKHOLDERS' EQUITY, CONTINUED


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




19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED), AS RESTATED, SEE NOTE 3

     (dollars in thousands, except per share amounts)

YEAR ENDED OCTOBER 31, 2002

                                          First Qtr. Ended   Second Qtr. Ended   Third Qtr. Ended      Fourth Qtr.
                                               1/31/02            4/30/02             7/31/02        Ended 10/31/02
                                          ------------------ ------------------- ------------------ ------------------

Net sales                                   $       11,466     $       15,598      $       15,239     $     14,971

Gross profit                                         1,518              2,625               2,839            2,653

Income (loss) from continuing
 operations***                                      (1,207)              (570)                471           (1,531)**

Income (loss) from continuing
 operations per basic common and common
 equivalent share***                                  (.03)              (.02)                .00             (.04)

TEN MONTHS ENDED OCTOBER 31, 2001

                                             First Qtr.*     Second Qtr. Ended   Third Qtr. Ended      Fourth Qtr.
                                            Ended 1/31/01         4/30/01             7/31/01        Ended 10/31/01
                                          ------------------ ------------------- ------------------ ------------------

Net sales                                   $        3,626     $        4,014      $        4,685     $     14,474

Gross profit                                           408                911               1,260            2,764

Loss from continuing operations***                    (218)              (408)               (196)            (541)

Loss from continuing operations per
 common and common equivalent share***                (.01)              (.02)               (.01)          (.02)



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

* The first quarter for U.S. Rubber includes the first and second month (November and December) of 2000.
** The fourth quarter includes the charge for the impairment of goodwill of $720 for October 31, 2002.
*** Income (loss) from continuing operations for the quarter ended October 31, 2001 and for the quarters ended January 31, 2002, April 30, 2002, and July 31, 2002 have been restated due to factors discussed in Note 3. Changes in the income (loss) in each of these quarters ranged from $33 to $42. Earnings per share have been restated for each of the quarters in the years ended October 31, 2002 and 2001 as a result of changes discussed in Note 3.

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


                        Ten Months Ended October 31, 2001
                                 (in thousands)

                               Column C--Additions
                                                 ---------------------------------
    Column A--Description      Column B--Balance    (1)--Charged     (2)--Charged to        Column            Column
                               at Beginning of    to Costs and        Other                         ribE--Balance at
                                   Period           Expenses     Accounts--Describe D--Deductions--Desc  End of Period
----------------------------- ------------------ --------------- ----------------- ----------------- -----------------

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


*    Use of inventory previously reserved.
**   Valuation reserve of acquired companies recorded in purchase accounting.
***  Realization of operating losses against deferred tax liabilities.

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

               Name                  Age                         Position                           Director Since

Timothy S. Durham                    40    Chief Executive Officer and Chairman of the Board             2001
Terry G. Whitesell                   63    President, Chief Operating Officer and Director               2001
Jeffrey W. Osler                     34    Executive Vice President, Secretary, Treasurer and            2001
                                           Director
Goodhue W. Smith, III+               51    Director                                                      1997
John A. Schmit*+                     33    Director                                                      2001
D. Scott McKain*                     47    Vice Chairman and Director                                    2001
Daniel S. Laikin+                    40    Director                                                      2001
Barry S. Baer                        59    Executive Vice President and Chief Financial Officer          N/A


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

Mr. Baer has served as the Executive Vice President and Chief Financial Officer of the Company since April 2002. From August 2000 to December 2001, he served as Executive Vice President and Chief Financial Officer of Apex Industries, Inc. Prior to August 2000, he had served as Vice President and Chief Operations Officer of Pharmaceutical Corporation of America.

EXECUTIVE OFFICERS

The Company's executive officers are appointed by the Board of Directors and hold office at the pleasure of the Board until successors are appointed and have qualified. Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock ("10% Shareholders") to file reports of ownership and reports of changes in ownership of the Company's Common Stock with the Securities Exchange Commission ("SEC"). Officers, Directors and Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under Section 16 (a). Based solely on its review of the copies of such forms received by it with respect to its fiscal year ended October 31, 2002, and written representations from certain reporting persons that no other reports were required to those persons, the Company believes that its officers, directors and 10% Shareholders have complied with all Section 16(a) requirements, except that Mr. Smith was late in reporting the exercise of a warrant.


ITEM 11. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's past three fiscal years ended October 31, 2001 by the CEO and executive officers.

                                                                                   Long-Term
                                      Annual Compensation                       Compensation Awards
--------------------------------------------------------------------------------------------------------------------
        Name and                                                                  Securities          All Other
                                                                                  Underlying
   Principal Position       Year           Salary               Bonus            Options/SARs        Compensation
------------------------- ---------- ------------------- -------------------- -------------------- -----------------
Timothy S. Durham,           2002           $75,000                 $0                 $0                   $0
Chief Executive              2001           $27,404                 $0                 $0                   $0
Officer(1)                   2000               N/A                N/A                N/A                  N/A
------------------------- ---------- ------------------- -------------------- -------------------- -----------------
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

                                                                                Number of        Value of Unexercised
                                                                               Unexercised           In-the-Money
                               Shares Acquired on                             Options/SARs at       Options/SARs at
                                  Exercise (#)       Value Realzed ($)      Fiscal Year-End (#)   Fiscal Year-End ($)
----------------------------- --------------------- ---------------------- --------------------- ---------------------
            Name                                                               Exercisable/          Exercisable/
                                                                              Unexercisable         Unexercisable
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

                                     Common Stock           Series C Preferred Stock      Series D Preferred Stock
                                     ------------           ------------------------      ------------------------
                               Number of     Percentage of   Number of   Percentage of   Number of     Percentage of
                                Shares          Shares         Shares        Shares        Shares          Shares
    Name and Address of      Beneficially    Beneficially   Beneficially  Beneficially  Beneficially    Beneficially
                                         -
     Beneficial Owner            Owned           Owned         Owned         Owned         Owned           Owned
     ----------------            -----           -----         -----         -----         -----           -----
Executive Officers and
Directors:
Timothy S. Durham (1)            103,755,219    79.6%          3,942.193    90.2%            88,330       100.0%
                                           0
D. Scott McKain                      810,10      2.2%           --           --                  --           --
Jeffrey W. Osler (2)              87,874,705    71.6%          3,755,869    86.0%            72,899        82.5%
                                           0
John A. Schmit (3)                 5,000,00     13.9%           --           --                  --           --
Goodhue W. Smith, III (4)            298,334     *                 5,000      *                  --           --
Terry G. Whitesell (5)            94,787,685    76.5%          3,755,869    86.0%            72,899        82.5%
All current officers and                   3
directors as a group (8
persons)                         117,576,69     90.2%          3,947,193    90.4%            88,330       100.0%
Other 5% Owners:
Fair Holdings, Inc.(6)             6,426,905    15.1%            186,324     4.3%            15,431        17.5%
Huntington Capital                         -
Investment Company (7)                    -      --             386,206      8.8%                --          --
Obsidian Capital Partners,                 5
L.P. (8)                          87,874,70     70.9%          3,755,869    86.0%            72,899        82.5%
                                           7
Richard W. Snyder                  1,946,66      5.4%            --          --                  --          --

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

                      Equity Compensation Plan Information

The following table presents information regarding grants under all equity compensation plans of the Company through October 31, 2002.



                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                Number of securities to be    Weighted-average exercise    equity compensation plans
                                  issued upon exercise of       price of outstanding         (excluding securities
                                   outstanding options,         options, warrants and       reflected in the first
Plan Category                       warrants and rights                rights                       column)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                  800,000                      $0.09                      2,150,000
approved by security
holders(1)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders                     0                       0                                 0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                      800,000                      $0.09                      2,150,000
------------------------------- ---------------------------- ---------------------------- ----------------------------


(1) The grants were made pursuant to the Company's 1990 Stock Option Plan and 1999 Stock Compensation Plan ("1999 Plan"). Shares remain available for grant under the 1999 Plan and the Company's 2001 Long Term Incentive Plan.


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

                                             Balance at          Additional           Amounts          Balance at
                                                                                   Converted to
                                                                Advances and        Equity for
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

Dated:  August 25, 2003                OBSIDIAN ENTERPRISES, INC.


                                       By: /s/ Timothy S. Durham
                                          -----------------------------
                                          Timothy S. Durham
                                          Chief Executive Officer

                                  EXHIBIT INDEX

  Exhibit No.                            Description                             Incorporated by Reference/Attached

2.1              Acquisition Agreement and Plan of Reorganization, dated      Incorporated by reference to Exhibit
                 June 21, 2001, by and among Registrant, Danzer Industries,   2.1 to the Registrant's Report on Form
                 Inc., Pyramid Coach, Inc., Champion Trailer, Inc., United    8-K filed on August 15, 2001
                 Acquisition, Inc., U.S. Rubber Reclaiming, Inc., Obsidian
                 Capital Partners, L.P. and Timothy S. Durham
2.2              Memorandum of Agreement between Champion Trailer, Inc. and   Incorporated by reference to Exhibit
                 Timothy S. Durham and Terry G. Whitesell                     2.1 to the Registrant's Report on Form
                                                                              8-K filed on November 6, 2002
3.1              Certificate of Incorporation (filed with Delaware            Incorporated by reference to Exhibit
                 Secretary of State on October 4, 2001)                       3.1 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001
3.2              Certificate of Designations, Preferences, Rights and         Incorporated by reference to Exhibit
                 Limitations of Series C Preferred Stock                      3.2 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001
3.3              Bylaws  of  the  Registrant   (Restated   Effective  as  of  Attached
                 September 27, 2002)
3.4              Certificate  of  Designations,   Preferences,   Rights  and  Attached+
                 Limitations of Series D Preferred Stock
4.1              Registration Rights Agreement, dated June 21, 2001           Incorporated by reference to Exhibit
                                                                              4.1 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001
4.2              Amendment  and Joinder to  Registration  Rights  Agreement,  Incorporated by reference to Exhibit
                 dated July 27, 2001                                          4.2 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001


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

10.30            Amendment to Acquisition Agreement and Plan of               Incorporated by reference to Exhibit
                 Reorganization, dated December 28, 2001, between             10.30 to the Registrant's Annual
                 Registrant and Obsidian Leasing Company, Inc.                Report on Form 10-K for the Year Ended
                                                                              October 31, 2001
10.31            Agreement and Plan of Reorganization and Corporate           Incorporated by reference to Exhibit
                 Separation, dated December 28, 2001, between DW Leasing      10.31 to the Registrant's Annual
                 LLC and Obsidian Leasing Company, Inc.                       Report on Form 10-K for the Year Ended
                                                                              October 31, 2001
10.32            Assignment and Assumption Agreement, dated February 19,      Incorporated by reference to Exhibit
                 2002, between Champion Trailer, Inc. and DW Leasing, LLC     10.1 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2002
10.33            Assignment and Assumption Agreement, dated February 20,      Incorporated by reference to Exhibit
                 2002, between DW Leasing, LLC and Fair Holdings, Inc.        10.2 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2002
10.34            Agreement to Purchase Subordinated Secured Promissory Note   Incorporated by reference to Exhibit
                 and Supply and Consignment Agreement, dated February 26,     10.3 to the Registrant's Quarterly
                 2002, among SerVaas, Inc., the Beurt SerVaas Revocable       Report on Form 10-Q for the Quarter
                 Trust, U.S. Rubber Reclaiming, Inc., Obsidian Enterprises,   Ended April 30, 2002
                 Inc. and DC Investments, LLC
10.35            Replacement Promissory Note, dated February 26, 2002, from   Attached+
                 Obsidian Enterprises, Inc. to Fair Holdings, Inc. in the
                 principal amount of $700,000 due March 1, 2007
10.36            Promissory Note from Obsidian Enterprises, Inc. in favor     Incorporated by reference to Exhibit
                 of Fair Holdings, Inc. in the principal amount of $570,000   10.5 to the Registrant's Quarterly
                 due February 1, 2007                                         Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2002
10.37            Subscription Agreement of Fair Holdings, Inc. for 186,324    Incorporated by reference to Exhibit
                 shares of Series C Preferred Stock                           10.6 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2002

10.38            Subscription Agreement of Obsidian Capital Partners, LP      Incorporated by reference to Exhibit
                 for 402,906 shares of Series C Preferred Stock               10.7 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2002
10.39            Second Amendment to Credit Agreement, dated August 28,       Incorporated by reference to Exhibit
                 2002, between United Expressline, Inc. and First Indiana     10.1 to the Registrant's Quarterly
                 Bank, N.A.                                                   Report on Form 10-Q filed for the
                                                                              Quarter Ended July 31, 2002
10.40            Promissory Note, dated January 17, 2002, from DW Leasing     Attached+
                 Company, LLC, to Fair Holdings, Inc.
10.41            Promissory Note, dated September 3, 2002, from Obsidian      Attached+
                 Enterprises, Inc., to Fair Holdings, Inc.
      10.42 Promissory Note, dated January 9, 2002, from Obsidian Attached
                    Enterprises, Inc. to Fair Holdings, Inc.
10.43            Credit Agreement, dated October 31, 2002, between Obsidian   Attached+
                 Leasing Company, Inc. and Old National Bank, N.A. and
                 Related Documents
10.44            Stock Purchase Agreement, dated July 27, 2001, between       Incorporated by reference to Exhibit A
                 Danzer Corporation and The Huntington Capital Investment     to the Schedule 13G filed by The
                 Company.
 10.45            Loan Agreement, dated September 24, 2002, between Edgar     Attached+
                 County Bank & Trust Co. and Obsidian Leasing Company, Inc.
10.46            Term Promissory Note, dated September 26, 2002, from         Attached+
                 Obsidian Leasing Company, Inc. to Fair Holdings, Inc.
10.47            Note Purchase Agreement, dated July 27, 2001, between        Attached+
                 United Acquisition, Inc. and The Huntington Capital
                 Investment Company.
10.48            Limited Forbearance Agreement, dated October 14, 2002,       Attached+
                 among Danzer Industries, Inc., Obsidian Enterprises, Inc.
                 and Bank of America, N.A.
10.49            Revolving Credit, Term Loan and Security Agreement, dated    Attached+
                 October 25, 2002, between PNC Bank, N.A. and U.S. Rubber
                 Reclaiming, Inc. and Related Documents

10.50            Term Promissory Note, dated October 31, 2002, from DW        Attached+
                 Leasing Company, LLC to Fair Holdings, Inc.
10.51            Rental Agreement, dated October 1, 2002, between DW          Attached+
                 Trailer, LLC and Danzer Industries, Inc.
10.52            Commercial Equipment Lease Agreement, dated August 1,        Attached+
                 2002, between Fair Holdings, Inc. and Danzer Industries,
                 Inc.
10.53            Commercial Equipment Lease Agreement, dated August 1,        Attached+
                 2002, between Fair Holdings, Inc. and Obsidian
                 Enterprises, Inc.
21               List of Subsidiaries                                         Attached+
31.1             Sarbanes-Oxley Act Section 302 Certification                 Attached
31.2             Sarbanes-Oxley Act Section 302 Certification                 Attached
32.1             Sarbanes-Oxley Act Section 906 Certification                 Attached
32.2             Sarbanes-Oxley Act Section 906 Certification                 Attached

* Indicates Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

+    Previously filed.