Form 10-Q/A
period 2003-01-31
OBSIDIAN ENTERPRISES INC
filed 2003-08-25
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
         (Mark One)

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

                           OBSIDIAN ENTERPRISES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                      35-2154335
---------------------------------------- ---------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

111 MONUMENT CIRCLE, SUITE 4800                      46204
   INDIANAPOLIS, INDIANA
---------------------------------------- ---------------------------------------
(Address of principal executive offices)           (Zip code)

                                 (317) 237-4122
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKTUPCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock                                Outstanding at
 $.0001 par value                            March 17, 2003
                                             36,007,855 shares

                                INTRODUCTORY NOTE
This Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003, to amend and restate Items 1 and 2 of
Part I to incorporate certain changes.

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)
                                   (unaudited)

                                                                                        Three Months Ended
                                                                               -------------------------------------
                                                                               January 31, 2003   January 31, 2002
                                                                               -------------------------------------
                                                                                          (as restated)

Net sales                                                                        $       10,899    $       11,466

Cost of sales                                                                             9,739             9,948
                                                                               -------------------------------------

GROSS PROFIT                                                                              1,160             1,518

Selling, general and administrative expenses                                              2,055             2,004
                                                                               -------------------------------------

Loss from operations                                                                       (895)             (486)

Other income (expense):
  Interest expense, net                                                                    (784)             (845)
  Other income (expense)                                                                      4               (29)
                                                                               -------------------------------------

Loss before income taxes and discontinued operations                                     (1,675)           (1,360)

Income tax benefit                                                                          158               155
                                                                               -------------------------------------

Loss before discontinued operations                                                      (1,517)           (1,205)

Loss from discontinued operations, net of tax                                               (49)             (326)
                                                                               -------------------------------------

Net loss                                                                         $       (1,566)   $       (1,531)
                                                                               =====================================

Basic and diluted loss per share attributable to common shareholders:
  From continuing operations                                                     $         (.04)   $         (.03)
  Discontinued operations, net of tax                                                       .00              (.01)
                                                                               -------------------------------------

Net loss per share                                                               $         (.04)   $         (.04)
                                                                               =====================================

Weighted average common and common equivalent shares outstanding, basic and
 diluted:                                                                             36,007,855        36,007,855
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (dollars in thousands)
                                   (unaudited)


                                                   Series C        Series D
                                                   Convertible     Convertible               Accumulated
                      Comprehensive  Common Stock  Preferred Stock Preferred Stock Additional  Other
                                    ----------------------------------------------- Paid-in Comprehensive  Accumulated
                            Loss    Shares  Amount  Shares   Amount  Shares  Amount Capital    Loss          Deficit     Total
                           --------------------------------------------------------------------------------------------------------

Balance at
October 31, 2002           $   -- 36,007,855  $ 3  3,982,193  $  5   88,330  $ --  $10,184   $  (49)        $(10,832)   $ (689)

Contribution to capital
from sale of Champion to
related party                  --         --    --        --    --       --    --    1,142       --               --     1,142

Fair value adjustment on
redeemable preferred stock     --         --    --        --    --       --    --     (103)      --               --      (103)

Tax effect of sale of
coaches to DC Investments      --         --    --        --    --       --    --      (96)      --               --       (96)
Leasing, LLC

Extension of stock options     --         --    --        --    --       --    --       30       --               --        30

Net loss                   (1,566)        --    --        --    --       --    --       --       --           (1,566)   (1,566)
                           --------------------------------------------------------------------------------------------------------

Total comprehensive loss $ (1,566)
                           =========

Balance at January 31, 2003       36,007,855   $ 3 3,982,193  $  5   88,330  $ --  $11,157   $  (49)  $(12,398)   $(1,282)
                                  =================================================================================================




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


SIGNIFICANT ACCOUNTING POLICIES:

Earnings Per Share, as restated:
Basic per-share amounts are computed, generally, by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted per-share amounts

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Basic and diluted loss per share have been computed as follows:

                                                                                            Three Months Ended
                                                                                   -------------------------------------
                                                                                   January 31, 2003   January 31, 2002
                                                                                   ------------------ ------------------

Loss before discontinued operations                                                  $       (1,517)    $       (1,205)
Change in fair value of mandatory redeemable preferred stock                                   (103)               191
                                                                                   ------------------ ------------------

Loss attributable to common shareholders before discontinued operations                      (1,620)            (1,014)

Loss from discontinued operations, net of tax                                                   (49)              (326)
                                                                                   ------------------ ------------------

Net loss attributable to common shareholders                                         $       (1,669)    $       (1,340)
                                                                                   ================== ==================

Weighted average common and common equivalent shares outstanding, basic and
 diluted                                                                                 36,007,855         36,007,855
                                                                                   ================== ==================

Loss per share, basic and diluted, attributable to common shareholders:
  From continuing operations                                                         $       (.04)      $       (.03)
  Discontinued operations                                                                     .00               (.01)
                                                                                   ------------------ ------------------

Net loss per share                                                                   $       (.04)      $       (.04)
                                                                                   ================== ==================

The Company's Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of the Company's common stock, are convertible at rates of 20 to 1 and 175 to 1, respectively. The inclusion of these potential common shares in the calculation of loss per share would have an antidilutive effect. However, pursuant to the Acquisition Agreement and Plan of Reorganization entered into in connection with the Reorganization, these shares will be converted to common stock immediately upon approval by the stockholders. Accordingly, we are presenting the following pro forma information to indicate the effect on earnings per share had such shares been converted to common shares for the periods presented.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Pro forma basic and diluted loss per share have been computed below as if the Series C and Series D Preferred Stock were converted to common stock. For the three months ended January 31, 2003 and 2002, respectively, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 102,825,730 and 74,783,380, respectively. The Series D
Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 15,705,004 for the three months ended January 31, 2003. There were no Series D Preferred Stock shares issued or outstanding during the three months ended January 31, 2002.


                                                                                         Three Months Ended
                                                                                --------------------------------------
                                                                                January 31, 2003    January 31, 2002
                                                                                ------------------ -------------------

Pro forma weighted average common shares outstanding, basic and diluted              139,080,839        110,791,370
                                                                                ================== ===================

Pro forma net loss per share, basic and diluted, attributable to common
 shareholders                                                                     $         (.01 ) $           (.01)
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


3.   DISCONTINUED OPERATIONS, CONTINUED

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


4.   FINANCING ARRANGEMENTS, CONTINUED

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

11.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2001. In addition, we have also determined the weighted average common and common equivalent shares outstanding as previously reported should not have included Series C and Series D preferred stock as they have not yet been converted to common shares and thus are antidilutive. The Company is restating its previously issued financial statements for the three months ended January 31, 2002 for the error related to redeemable preferred stock. We are also restating the previously issued financial statements for the periods ended January 31, 2003 and 2002 for the change in weighted average shares outstanding.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


11.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, CONTINUED

Below is a comparison of previously reported and restated balances included in the Condensed Consolidated Balance Sheet and Statement of Operations as of and for the three months ended January 31, 2003 and 2002, respectively.

                                                                Previously
January 31, 2002                                                 Reported             Change           As Restated
----------------
                                                             ------------------ ------------------- ------------------

Statement of Operations:*
  Interest expense                                             $        811       $         34        $        845
  Loss before income taxes                                           (1,326)               (34)             (1,360)
  Net loss                                                           (1,497)               (36)             (1,531)

Weighted average common and common equivalent shares
outstanding basic and diluted                                   110,791,370        (74,783,515)         36,007,855

  Net loss per share                                                   (.01)                 (.03)            (.04)

Balance Sheet:
  Long-term debt, net of current                                     22,228             (1,436)             20,792
  Mandatory redeemable preferred stock                                   --              1,244               1,244
  Additional paid-in capital                                          5,612                261               5,873
  Accumulated deficit                                                (5,950)               (69)             (6,019)

January 31, 2003

Weighted average common and common equivalent shares
outstanding basic and diluted                                   139,080,839       (103,072,984)         36,007,855

Net loss per share:
  From continuing operations                                           (.01)              (.03)               (.04)
  From discontinued operations, net of tax                              .00                .00                 .00
                                                             ------------------ ------------------- ------------------
                                                             ------------------ ------------------- ------------------

  Net loss per share                                                   (.01)              (.03)               (.04)
                                                             ================== =================== ==================
                                                             ================== =================== ==================

*Amounts do not include the operations of Champion which have been reclassified as discontinued operations.

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

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2001. In addition, we have also determined the weighted average common and common equivalent shares outstanding as previously reported should not have included Series C and Series D preferred stock as they have not yet been converted to common shares and thus are antidilutive. The Company is restating its previously issued financial statements for the three months ended January 31, 2002 for the error in accounting for redeemable preferred stock and restating its previously issued financial statements for all periods presented for the change in weighted average shares outstanding.


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


INTEREST EXPENSE, AS RESTATED

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

                                   OBSIDIAN ENTERPRISES, INC.

 August 25, 2003                   By:  /s/ Timothy S. Durham
 Date                                   --------------------------------
                                        Timothy S. Durham, Chairman
                                        and Chief Executive Officer

                                  EXHIBIT INDEX

------------------ --------------------------------------------------------------- --------------------------------
   Exhibit No.                              Description
------------------ --------------------------------------------------------------- --------------------------------
       2.1         Memorandum  of  Agreement,  dated  October 30,  2002,  between  Incorporated by reference to
                   Champion  Trailer,  Inc.,  on the one  hand,  and  Timothy  S.  Exhibit 2.1 to the Current
                   Durham and Terry G. Whitesell, on the other hand.               Report on Form 8-K filed by
                                                                                   the Registrant on November 6,
                                                                                   2002.
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
------------------ --------------------------------------------------------------- --------------------------------
      10.1         Promissory  Term Note,  dated November 18, 2002, from Obsidian  Attached+
                   Leasing Company, Inc. to Fair Holdings, Inc.
------------------ --------------------------------------------------------------- --------------------------------
      10.2         Third Amendment to Credit Agreement,  dated December 26, 2002,  Attached+
                   between United Expressline, Inc. and First Indiana Bank, N.A.
------------------ --------------------------------------------------------------- --------------------------------
      10.3         Credit  Agreement,   dated  December  18,  2002,   between  DC  Attached+
                   Investments  Leasing,  LLC and First  Indiana  Bank,  N.A. and
                   Related Documents.
------------------ --------------------------------------------------------------- --------------------------------
      10.4         Term  Promissory  Note,  dated January 3, 2003,  from Obsidian  Attached+
------------------ --------------------------------------------------------------- --------------------------------
      10.5         Stock  Purchase  Warrant,  dated  January 24, 2003,  issued by  Attached+
                   Obsidian Enterprises,  Inc. to Frost National Bank, Custodian,
                   FBO  Renaissance  US  Growth  Investment  Trust  PLC Trust No.
                   WOO740100.
------------------ --------------------------------------------------------------- --------------------------------
      10.6         Stock  Purchase  Warrant,  dated  January 24, 2003,  issued by  Attached+
                   Obsidian  Enterprises,  Inc., to HSBC Global  Custody  Nominee
                   (UK) Limited, FBO BFS US Special Opportunities Trust PLC.
------------------ --------------------------------------------------------------- --------------------------------
      10.7         Second  Limited  Forbearance  Agreement,  dated  February  28,  Attached+
                   2003,   between   Danzer   Industries,   Inc.   and   Obsidian
                   Enterprises, Inc.
------------------ --------------------------------------------------------------- --------------------------------
      10.8*        Form  of  Letter   Amending   Stock   Options   and   Schedule  Attached+
                   Identifying Material Details
------------------ --------------------------------------------------------------- --------------------------------
      10.9         First Amendment to Promissory Note, dated January 9, 2003.      Attached+
------------------ --------------------------------------------------------------- --------------------------------
      10.10        Sublease,  effective  as of  January  1,  2003,  between  Fair  Attached+
                   Holdings, Inc. and Obsidian Enterprises, Inc.
------------------ --------------------------------------------------------------- --------------------------------
      10.11        Commercial Equipment Lease Agreement,  commencing November 20,  Attached+
                   2002,  between Fair  Holdings,  Inc.  and United  Expressline,
                   Inc.
------------------ --------------------------------------------------------------- --------------------------------
      31.1         Sarbanes-Oxley Act Section 302 Certification                    Attached
------------------ --------------------------------------------------------------- --------------------------------
      31.2         Sarbanes-Oxley Act Section 302 Certification                    Attached
------------------ --------------------------------------------------------------- --------------------------------
      32.1         Sarbanes-Oxley Act Section 906 Certification                    Attached
------------------ --------------------------------------------------------------- --------------------------------
      32.2         Sarbanes-Oxley Act Section 906 Certification                    Attached
-------------------------------------------------------------------------------------------------------------------

* Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits.

+    Previously filed.