Form 10-Q/A
period 2001-07-31
OBSIDIAN ENTERPRISES INC
filed 2003-08-26
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

         (Mark One)

   [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001 OR

   [ ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE    ACT   OF   1934   FOR   THE    TRANSITION    PERIOD   FROM
          _____________________________ TO ___________________________

         0-17430
         ----------------------------------------------------
         Commission File Number

                               DANZER CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      35-2154335
--------------------------------       -----------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

111 MONUMENT CIRCLE, SUITE 3680                          46204
INDIANAPOLIS, INDIANA
----------------------------------     -----------------------------------------
(Address of principal                                 (Zip code)
executive offices

                                  317-237-4122
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Common Stock                        Outstanding at  July 31, 2001
         $.0001 par value                    36,007,855 shares

                                Introductory Note


This Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001, to amend and restate Items 1 and 2 of
Part I to incorporate certain changes.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       DANZER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                   (unaudited)

                                                                                    July 31,        December 31,
                                                                                      2001             2000
                                                                                 ----------------------------------
                                                                                  (as restated)

Assets

Current assets:
    Cash and cash equivalents                                                      $          58   $          217
    Marketable securities                                                                     297              --
    Accounts receivable, net of allowance for doubtful accounts
      of $95 for 2001 and $0 for 2000                                                       4,186           1,746
    Notes receivable, related party, current portion                                           --           1,098
    Inventories, net                                                                        5,928             747
    Prepaid expenses and other assets                                                       1,196             868
                                                                                 ----------------------------------

Total current assets                                                                       11,665           4,676

Property, plant and equipment, net                                                         25,735           3,182

Other assets:
    Accounts and notes receivable, related party, net of current
      portion                                                                                  --           1,770
    Goodwill, not subject to amortization                                                   5,829              --
    Goodwill, net of accumulated amortization of $210                                       5,825              --
    Other intangible assets, net of accumulated amortization of
      $75                                                                                   2,304               5
    Other                                                                                     661              --
                                                                                 ----------------------------------

                                                                                   $      52,019   $        9,633
                                                                                 ==================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       DANZER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                     July 31,       December 31,
                                                                                       2001             2000
                                                                                 ----------------------------------
                                                                                  (as restated)
Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                              $       12,129   $        3,135
    Accounts payable, trade                                                                 2,918              509
    Accounts payable, related parties                                                       2,777               --
    Accrued expenses and customer deposits                                                  2,426              168
                                                                                 ----------------------------------

Total current liabilities                                                                  20,250            3,812

Long-term debt, net of current portion                                                     23,470              711

Deferred income tax liabilities                                                             1,910              171

Accounts payable, related parties                                                             679               --

Commitments and contingencies                                                                  --               --

Mandatory redeemable preferred stock                                                        1,505               --

Stockholders' equity (deficit):
    Common stock, par value $.0001 per share; 40,000,000 shares authorized,
     36,007,855 shares outstanding                                                              3                1
    Preferred stock, 5,000,000 shares authorized; Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized and 3,739,169 shares issued and outstanding, 400,000 shares of undesignated Preferred
     Stock authorized                                                                           4               --
    Additional paid-in capital                                                              5,612               --
    Accumulated other comprehensive income                                                    111               --
    Retained earnings (accumulated deficit)                                                (1,525)           4,938
                                                                                 ----------------------------------

Total stockholders' equity                                                                  4,205            4,939
                                                                                 ----------------------------------

                                                                                   $       52,019   $        9,633
                                                                                 ==================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       DANZER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                     Three Months Ended                   Seven Months Ended
                                            --------------------------------------------------------------------------
                                              July 31, 2001     July 31, 2000      July 31, 2001      July 31, 2000
                                            --------------------------------------------------------------------------

Net sales                                     $        6,040    $        3,033     $       12,937     $        6,847

Cost of sales                                          4,768             2,513             10,274              5,759
                                            --------------------------------------------------------------------------


Gross profit                                           1,272               520              2,663              1,088

Selling, general and administrative
 expenses                                              1,258               663              2,614                996

Income (loss) from operations                             14              (143)                49                 92

Other income (expense):
  Interest expense, net                                 (690)             (136)            (1,570)              (307)
  Other income (expense)                                  11               110                (56)               251
                                            --------------------------------------------------------------------------

Loss before income taxes                                (665)             (169)            (1,577)                36

Income tax benefit (expense)                              52                56                 52                (29)
                                            --------------------------------------------------------------------------

Net income (loss)                             $         (613)   $         (113)    $       (1,525)    $            7
                                            ==========================================================================

Net income (loss) per share:
  Basic                                       $         (.02)   $           --     $         (.07)    $           --
                                            ==========================================================================
  Diluted                                     $         (.02)   $           --     $         (.07)    $           --
                                            ==========================================================================

Weighted average common and common equivalent shares outstanding:
  Basic                                           26,184,890                --         21,393,492                 --
                                            ==========================================================================
  Diluted                                         26,184,890                --         21,393,492                 --
                                            ==========================================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       DANZER CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (dollars in thousands)
                                   (unaudited)

                                                                                            Accumulated   Retained
                                                                                 Additional    Other      Earnings
                             Comprehensive   Common Stock      Preferred Stock    Paid-in  Comprehensive (Accumulated
                                          ---------------------------------------
                                Income      Shares   Amount    Shares    Amount   Capital     Income      Deficit)   Total
                             -----------------------------------------------------------------------------------------------
                                 (as                                                                       (as restated)
                              restated)


Balance at December 31, 2000   $      --  $17,760,015      $1    $   --  $   --     $  --      $    --       $4,938   $4,939
Conversion of debt to
 common stock                         --   1,750,000       --        --      --       355           --           --      355
To record the effect of the
 reverse merger June 21,
 2001                                 --          --        1 1,970,962       2     3,760         (103)      (4,938)  (1,278)
Conversion of Series C
 Preferred Stock to common
 stock                                --  16,497,840        1 (824,892)      (1)       --           --           --       --
Issuance of 2,593,099
 shares of Series C
 Convertible Preferred
 Stock associated with the
 acquisition of United and
 capital contribution                 --          --       -- 2,593,099       3     1,497           --           --    1,500
Unrealized gain on
 available-for-sale
 marketable securities               214          --       --        --      --        --          214           --      214
2001 net loss                     (1,525)         --       --        --      --        --           --       (1,525)  (1,525)
                             -----------------------------------------------------------------------------------------------
                             -----------------------------------------------------------------------------------------------

Total comprehensive loss       $  (1,311)
                             =============
                             =============

                                                                        $                  $                         $
Balance at July 31, 2001                  36,007,855       $3$3,739,169       4   $ 5,612          111     $ (1,525)   4,205
                                          ==================================================================================


                       DANZER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                     Seven Months    Seven Months
                                                                                    Ended July 31,  Ended July 31,
                                                                                         2001            2000
                                                                                    --------------------------------
                                                                                     (as restated)
Cash flow from operating activities:
  Net income (loss)                                                                   $    (1,525)    $         7
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
  Depreciation and amortization                                                             1,374             307
  Other                                                                                       250              --
  Changes in operating assets and liabilities net of effect of acquisitions:
    Accounts receivable, net                                                                  231            (401)
    Inventories                                                                               875             199
    Other, net                                                                               (985)             93
                                                                                    --------------------------------

Net cash provided by (used in) operating activities                                           220             205
                                                                                    --------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                       (687)           (683)
  Payments to acquire U.S. Rubber                                                          (5,528)             --
  Payments to acquire United Expressline                                                  (12,040)             --
  Other                                                                                        95             569
                                                                                    --------------------------------

Net cash used in investing activities                                                     (18,160)           (114)
                                                                                    --------------------------------





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       DANZER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                     Seven Months    Seven Months
                                                                                    Ended July 31,  Ended July 31,
                                                                                         2001            2000
                                                                                    --------------------------------
                                                                                     (as restated)
Cash flows from financing activities:
  Borrowings from and distributions to related parties, net                           $     2,187     $        --
  Net borrowings (payments) on lines of credit                                              3,346            (245)
  Net borrowings (repayments) on long-term debt                                            10,092              --
  Debt issuance cost                                                                         (224)             --
  Proceeds from stock issuance and capital contribution of U.S. Rubber common stock         2,380              --
                                                                                    --------------------------------

Net cash provided by (used in) financing activities                                        17,781            (245)
                                                                                    --------------------------------

Decrease in cash and cash equivalents                                                        (159)           (154)

Cash and cash equivalents, beginning of period                                                217             485
                                                                                    --------------------------------

Cash and cash equivalents, end of period                                              $        58     $       331
                                                                                    ================================

Interest paid                                                                         $     1,562     $       307
                                                                                    ================================

Taxes paid (refunded)                                                                 $      (163)    $        83
                                                                                    ================================

Supplemental disclosure of noncash operating, investing and financing activities:
  Advances to construct coaches funded by issuance of debt                            $       292     $        --
  Seller notes issued in acquisition of U.S. Rubber                                   $     2,573     $        --
  Conversion of contributed amounts to equity                                         $       355     $        --
  Seller note issued in acquisition of United Expressline                             $     1,500     $        --



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)



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

     For accounting purposes, U.S. Rubber Reclaiming, Inc. is deemed to have acquired Danzer. Accordingly, the 2000 financial information presented herein represents only the financial results of U.S. Rubber Reclaiming,

Inc.

     Pursuant to the Plan of Acquisition and Reorganization, United Expressline, Inc. was acquired July 31, 2001.

     The accompanying financial data as of July 31, 2001 and for the three and seven months ended July 31, 2001 and 2000 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of July 31, 2001, results of operations for the three and seven months ended July 31, 2001, and cash flows and stockholders' equity for the seven months ended July 31, 2001 have been made. The results of operations for the three and seven months ended July 31, 2001 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

     The entities resulting from the merger described above, considered accounting subsidiaries of U.S. Rubber Reclaiming, Inc. (the accounting acquirer) and legal subsidiaries of Danzer Corporation (formerly Danzer) after the Acquisition and Plan of Reorganization, are as follows:

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)


     U.S. Rubber Reclaiming, Inc. ("U.S. Rubber", the accounting acquirer), which is engaged in reclaiming scrap butyl rubber into butyl reclaim for resale to manufacturers of rubber products.

     Danzer Corporation ("Danzer", the legal acquirer), a holding company.

     Danzer Industries, Inc. ("Danzer Industries"), which is principally engaged in the design, manufacture and sale of truck bodies.

     Pyramid Coach, Inc. ("Pyramid"), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The financial statements of Pyramid are presented on a combined basis. The combined financial statements of Pyramid also include the assets, liabilities, equity and results of operations of DW Leasing, LLC ("DW Leasing"). DW Leasing is controlled by individuals which are also controlling shareholders of Danzer Corporation and, accordingly, Pyramid. DW Leasing also owns substantially all coaches operated by Pyramid. All intercompany transactions are eliminated in combination of this entity.

     Champion Trailer, Inc. ("Champion"), which manufactures and sells transport trailers to be used primarily in the auto racing industry.

     United Expressline, Inc. ("United") manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.


Significant Accounting Policies:
Principles of Consolidation:

     The accompanying condensed consolidated financial statements as of and for the three months and seven months ended July 31, 2001 present the accounts of Danzer Corporation and its wholly owned subsidiaries described above, all of which are treated for accounting purposes as purchases in a reverse merger more fully described in Note 3. The entities are collectively referred to herein as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying financial statements include the operations of U.S. Rubber for all periods presented. Operations for all other companies in the consolidated group are included from their respective dates of acquisition as follows:

         Champion                           January 1, 2001

         Pyramid                            January 1, 2001

         Danzer Corporation                 June 21, 2001

         Danzer Industries                  June 21, 2001

         United Expressline                 July 31, 2001

Financial statements as of July 31, 2000 and for the three months and seven months then ended include only the accounts and results of operations of U.S. Rubber.

Earnings Per Share:

     Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts except that the weighted-average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants and conversion of preferred stock, if dilutive.

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)


No common shares of the legal acquirer were issued in connection with the acquisition which was accounted for as a reverse merger. Accordingly, there were no common shares outstanding for the period ended July 31, 2000.

     The Company's Series C Preferred Stock Preferred Stock, which has all the rights and privileges of the Company's common stock, is convertible at rates of 20 to 1. The inclusion of these potential common shares in the calculation of loss per share would have an antidilutive effect. However, pursuant to the Acquisition Agreement and Plan of Reorganization entered into in connection with the reorganization, these shares will be converted to common stock immediately upon approval by the stockholders. Accordingly, we are presenting the following pro forma information to indicate the effect on earnings per share had such shares been converted to common shares for the periods presented.

     Pro forma basic and diluted loss per share have been computed below as if the Series C Preferred Stock was converted to common stock. For the three and seven months ended July 31, 2001, respectively, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 32,167,442 and 36,291,687 respectively. There were no Series C Preferred Stock shares issued or outstanding during the three and seven months ended July 31, 2000.


                                                    Three Months Ended                     Seven Months Ended
                                          --------------------------------------- --------------------------------------
                                            July 31, 2001       July 31, 2000       July 31, 2001      July 31, 2000
                                          ------------------- ------------------- ------------------ -------------------

Pro forma weighted average common
 shares outstanding, basic and diluted          58,352,332          39,419,240        57,685,179           39,419,240
                                          =================== =================== ================== ===================

Pro forma net loss per share, basic and
 diluted, attributable to common
 shareholders                               $       (.01)       $          .00      $       (.03)      $          .00
                                          =================== =================== ================== ===================

The pro forma net loss per share is presented for informational purposes only and is not indicative of the weighted average common shares outstanding or net loss per share presented in accordance with accounting principles generally accepted in the United States of America.

     As described in Note 5, at July 31, 2001, the Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share. In addition, and as described in
Note 7, the Company has options and warrants outstanding to purchase a total of 1,047,500 and 200,000 shares of common stock, respectively, at a weighted average exercise price of $0.09 and $0.25, respectively, and has preferred stock that has a conversion rate of 20 shares of common for each share of preferred. However, because the Company incurred a loss for the period ended July 31, 2001, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)


Recently Issued Accounting Pronouncements:

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company implemented the provisions of SFAS Nos. 141 and 142 when recording the acquisition of United on July 31, 2001. The Company will implement the remaining provisions of SFAS No. 142 effective November 1, 2001. Upon adoption of these provisions, existing goodwill will no longer amortized but instead will be assessed for impairment at least annually. The adoption of this pronouncement will result in $5,829 of goodwill not being amortized and the elimination of approximately $225 of amortization annually on an additional $3,381 of goodwill previously being amortized. The Company is currently assessing the impact of the impairment provisions of these standards.

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

2.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     The Company originally reported its financial position and results of operations for the periods ended July 31, 2001 in September 2001 as part of its filing under from 10-Q. That filing included accounting for the reverse merger transaction and the acquisition of United Expressline on a preliminary basis. Subsequently and in conjunction with the with the Company's annual report filed on Form 10-K in February 2002 and as amended on Form 10-K/A filed in August 2003, certain preliminary accounting and reporting decisions were revised and finalized. Accordingly, these condensed financial statements are being restated to reflect such changes.

3.   ACQUISITIONS AND PLAN OF REORGANIZATION

     On June 21, 2001 ("Acquisition Date"), a change of control of the Registrant occurred through an Acquisition Agreement and Plan of Reorganization dated June 21, 2001 (the "Reorganization Agreement") by and among Danzer, Danzer Industries, Inc., a wholly owned subsidiary of Danzer, and Obsidian Capital Partners, LP ("OCP"), Timothy S. Durham (the newly elected Chairman of the Board of Danzer), and other individual owners of Pyramid and Champion. On the Acquisition Date, Danzer acquired: all of the outstanding capital stock of Pyramid in exchange for 810,099 shares of Danzer Series C Convertible Preferred Stock ("Danzer Preferred"); all of the outstanding capital stock of Champion for 135,712 shares of Danzer Preferred and all of the outstanding capital stock of U.S. Rubber for 1,025,151 shares of Danzer Preferred. On July 31, 2001, Danzer acquired all of the outstanding capital stock of United Acquisition, Inc. ("UAI"), the holding company formed to acquire assets of United, from OCP for 2,593,099 shares of Danzer Preferred.

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)


     Pursuant to the Reorganization Agreement, Danzer issued 4,564,061 shares of its preferred stock to OCP, Timothy Durham, and other individual owners of Pyramid and Champion ("OCP Partners"). The Preferred Shares exchanged are Series C Convertible Preferred Stock, designated $.001 par value per share, with voting rights equal to common shareholders based upon the Preferred Shares conversion rights of exchange of 20 common shares for each 1 preferred share owned. The holders of the Danzer Preferred vote as a single class with the holders of Danzer's common stock. After the series of transactions were completed on July 31, 2001, the OCP Partners owned 75.42% of the total voting, convertible capital stock (Preferred) of Danzer. The preacquisiton Danzer shareholders and their successors own the remaining capital stock representing 24.58% of the total voting capital stock (Common). Since the U.S. Rubber Companies are so much larger than Danzer, and the existing U.S. Rubber shareholders obtained a majority interest in the stock of Danzer, they have been treated, for accounting purposes, as the acquirer in the Reorganization (reverse merger). Although for accounting purposes, U.S. Rubber has become the registrant, for all other purposes, U.S. Rubber, Pyramid and Champion legally became subsidiaries of Danzer on June 21, 2001. For purposes of this filing, the registrant's name continues to be Danzer, subsequently changed to Danzer Corporation, and the U.S. Rubber Companies will change their fiscal year to the fiscal year (October 31) used by Danzer prior to the Reorganization. Therefore, the name Obsidian Enterprises and Danzer Corporation are one and the same as used in this filing and the financial statements attached as exhibits.

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

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)


Acquisition of Danzer Corporation and Subsidiary:

     Champion and Pyramid, originally acquired January 1, 2001 and part of the Plan of Reorganization of June 21, 2001 as discussed above, were previously owned by individuals who are also the members and managing directors of Obsidian Capital Company, LLC ("OCC"), the General Partner of OCP. Purchase accounting and a goodwill allocation of $2,600 were recorded on Champion when the managing members of the OCC and others acquired those entities from unrelated third parties.

     The purchase price and purchase accounting was allocated to the assets and liabilities of Danzer based on their fair values. The purchase price was based on the value of Danzer's equity of $3,257 plus acquisition costs of $964.

     The valuation allocation to tangible assets included $2,300 and $1,536 of net liabilities assumed. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets of $3,457 was allocated to goodwill. Of this amount, $650 was allocated to Danzer and $2,807 was allocated to Danzer Industries, its subsidiary.

     The following schedule is a description of acquisition costs of Danzer and Danzer Industries and the purchase price allocation (in thousands):

Purchase price:
  Preferred stock                                                                                     $       3,257
  Acquisition costs, including amounts to related parties (see Note 15)                                         964
                                                                                                    -------------------

Total purchase price                                                                                  $       4,221
                                                                                                    ===================

Purchase Price Allocation:
  Current assets, including accounts receivable and inventory                                         $         329
  Land, property and equipment                                                                                2,300
  Goodwill                                                                                                    3,457
  Intangible assets                                                                                              --
  Other assets                                                                                                   65
  Less debt assumed                                                                                          (1,930)
                                                                                                    -------------------
                                                                                                    -------------------

Total allocation of purchase price                                                                    $       4,221
                                                                                                    ===================

Acquisition of United Expressline, Inc.:

     The intangibles of United include existing brand name, noncompete, and the customer base. The valuation of intangibles included $822 for brand name, $886 for noncompete, and $105 for the customer base. The excess of the purchase price of $15,358 over the fair value of the identifiable tangible and intangible net assets of $5,829 has been allocated to goodwill. The value assigned to tangible assets totaled $7,563.

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)


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

                                       Three Months Ended    Seven Months Ended
                                         July 31, 2000         July 31, 2000
                                      ------------------------------------------
                                      ------------------------------------------

Net sales                                $        16,047      $        45,518

Net loss                                 $          (344)     $        (1,632)

Net loss per share - basic and diluted   $         (.02)      $         (.09)

     The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the Reorganization been consummated as of the above dates, nor are they necessarily indicative of future operating results.

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)


     4. INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components (in thousands):

                                                                 July 31,       December 31, 2000
                                                                   2001
                                                             ------------------ -------------------

Raw materials                                                  $        3,969     $        1,649
Work-in-process                                                         1,348                 --
Finished goods                                                          1,654                435
Valuation reserve                                                      (1,043)            (1,338)
                                                             ------------------ -------------------

Total                                                          $        5,928     $          747
                                                             ================== ===================

     The Company provides valuation reserves for inventory considered obsolete or not currently available for use in production. Inventory reserves at U.S. Rubber are related to excess scrap butyl rubber not currently available for use without further processing; therefore, it has minimal value. Changes in the valuation reserve are as follows (in thousands):

                                                                  U.S. Rubber           Total
                                                               ------------------ -------------------

Balance at January 1, 2000                                       $       (1,818)    $       (1,818)
  Provision for losses, 2000                                               (120)              (120)
  Write-off of inventory, 2000                                              600                600
                                                               ------------------ -------------------

Balance at December 31, 2000                                             (1,338)             (1,338)
  Write-off of inventory, first three quarters 2001                         295                295
                                                               ------------------ -------------------

Balance at July 31, 2001                                         $       (1,043)    $       (1,043)
                                                               ================== ===================

5.   FINANCING ARRANGEMENTS

     In connection with the Acquisitions described in Note 3 and to provide working capital, the Company has incurred the following debt as of July 31, 2001 and December 31, 2000:

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                    July 31,         December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------
U.S. Rubber

Line of credit due, bearing interest at the prime rate plus .75% (7.50% at July
 31, 2001), borrowings not to exceed the greater of $3,000 or the borrowing base
 (80% of eligible accounts receivable and 50% of eligible
 inventories), collateralized by substantially all assets of U.S. Rubber          $        2,160     $        2,740

Note payable to a bank, interest payable monthly at prime rate plus 1% (7.75% at
 July 31, 2001), monthly principal payments of $2 beginning January 2002,
 collateralized by substantially all assets of U.S. Rubber                                   200                200

Note payable to a bank, due November 30, 2005, monthly principal payments of
 $35, balloon payment and accrued interest due at maturity, accruing interest at the prime rate plus 1% (7.75% at July 31, 2001), to be used to finance the acquisition and capital expenditures, collateralized by substantially
 all assets of U.S. Rubber*                                                                2,240                 --

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)

5.   FINANCING ARRANGEMENTS, CONTINUED


As part of the original acquisition described in Note 3, the Company issued a note payable to former owner (SerVaas, Inc.) in the amount of $1,750. The note requires interest payable monthly at fourteen percent (14%) from the date of this note until March 31, 2001 and at a rate of twenty percent (20%)
 thereafter. The former owner agreed to defer interest and principal payments through May of 2001. The amounts accrued during this period will become part of the balloon payment due December 28, 2005. The note is collateralized by a
 Stock Pledge Agreement given by OCP. In addition, this note is
 subordinated to the lines of credit and note payable described above.                     1,750                 --

Note payable to former owner, total payments of $930, with interest imputed at 12%. Due in monthly installments of $39. Subordinate to bank debt and
 collateralized by inventory. Matures December 2001.                                         599                 --

Note payable to a bank, due November 30, 2005, monthly principal payments of $3, balloon payment and accrued interest due at maturity, accruing interest at the prime rate plus 1% (7.75% at July 31, 2001), to be used to finance
 the acquisition, collateralized by substantially all assets of U.S. Rubber*                 496                806

Other                                                                                         98                100
                                                                                ------------------ ------------------

Subtotal U.S. Rubber                                                                       7,543              3,846
                                                                                ------------------ ------------------

* U.S. Rubber is in technical violation of certain financial loan covenants with Bank One on its long-term debt. U.S. Rubber is working with Bank One to obtain waivers of the covenant violations, but has not received a waiver as of the date of this report filing. The noncurrent debt due Bank One in the amount of $2,086 has been reclassified as current debt in the balance sheet until such time as acceptable waivers or modifications have been obtained.

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)


5.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                    July 31,         December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------
Champion

Bank One, N.A. Facility 1--Line of Credit, maximum borrowing equal to $200, interest payable monthly at prime plus .50% (7.25% at July 31, 2001) due March
 15, 2002, collateralized by substantially all assets of Champion and
 guaranteed by Messrs. Durham and Whitesell                                       $          200     $           --

Bank One, N.A. Facility 2--term loan, note payable $650, requires monthly principal installments of $8 plus interest at prime plus .75% (7.50% at July
 31, 2001), matures June 2005, collateralized by substantially all assets of
 Champion and guaranteed by Messrs. Durham and Whitesell                                     541                 --

Bank One, N.A. Facility 3 - term loan, note payable $1,118, requires monthly principal installments of $31 plus interest at prime matures 1.50% (8.25% at
 July 31, 2001), matures June 2003, paid off on January 8, 2002, collateralized by substantially all assets of Champion and guaranteed by
 Messrs. Durham and Whitesell                                                                683                 --

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)

5.   FINANCING ARRANGEMENTS, CONTINUED

Note payable to The Markpoint Company, $1,250, interest payable monthly at
 13.50%, commencing June 1, 2000, balloon payment of outstanding principal balance due May 2005, collateralized by substantially all assets of Champion
 and subordinate to senior bank debt described above*                                      1,250                 --

Other                                                                                         42                 --
                                                                                ------------------ ------------------

Subtotal Champion                                                                          2,716                 --
                                                                                ------------------ ------------------

* Champion Trailer is in technical violation of certain financial loan covenants with Markpoint on its long-term subordinated debt. Champion has received quarterly waivers through June 30, 2001 of all defaults, but remains in default for the classification of debt. The noncurrent debt due Markpoint in the amount of $1,250 has been reclassified as current debt in the balance sheet until such time as the waivers obtained are for a period longer than 90 days.

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)




5.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                    July 31,         December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------
Pyramid and DW Leasing

Various installment loans, $15,483 repayable in monthly installments totaling
 $203 including interest ranging from 8.5% to 13.1% through November 2007 and applicable balloon payments thereafter through December 2007, first lien on assets financed (finance acquisition and asset purchases). Substantially all
 borrowings guaranteed by the members of DW Leasing.*                             $       13,109     $           --

Former shareholders of Pyramid and related companies installment loans, $928 repayable in monthly installments of interest at 9% through December 2002 with a balloon payment in January 2003, collateralized by Security Agreements for
 Pyramid, DW Leasing and the members of DW Leasing (finance
 acquisition)                                                                                928                 --

Line of credit bearing interest at prime rate plus 1% (7.5% at July 31, 2001), borrowings not to exceed $200, collateralized by substantially all
 assets of DW Leasing                                                                        200                 --

Ford Motor Credit installment loan, $39 repayable in monthly installments of $1 including interest at .9% through October 2005, first lien on asset
 (purchase asset)                                                                             33                 --
                                                                                ------------------ ------------------
                                                                                ------------------ ------------------

Subtotal Pyramid and DW Leasing                                                           14,270                 --
                                                                                ------------------ ------------------

* DW Leasing is in technical violation of certain financial loan covenants with two lenders, Regions Bank and Old National Bank. The lenders have given waivers to DW Leasing for the quarter ended July 31, 2001. However, since the Company continues to be in violation of the covenants, long-term debt due Regions Bank and Old National Bank in the amount of $1,189 has been classified as a current liability as of the quarter ended July 31, 2001.


                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                    July 31,         December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------
Danzer Industries

Revolving and term loans payable to Wells Fargo. Collateralized by equipment, inventory, real estate and accounts receivable, refinanced in August 2001
 (see Note 11)                                                                    $          564     $           --

Equipment loans payable--monthly payments currently aggregating $2 including interest of 8.90% to 11.25% through September 2006. Collateralized by
 equipment financed.                                                                          35                 --

Term loans payable to US Amada, Ltd.--monthly payments currently aggregating $13 including interest at 10%, loans due January 2003, collateralized by
 equipment financed                                                                          304                 --

Other                                                                                         11                 --
                                                                                ------------------ ------------------
                                                                                ------------------ ------------------

Subtotal Danzer Industries                                                                   914                 --
                                                                                ------------------ ------------------
                                                                                ------------------ ------------------

United

First Indiana Bank Revolving Line of Credit, maximum borrowing equal to $3,500, with a base of 80% of eligible accounts receivable; plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at prime plus .75% (7.50% at July 31, 2001) due July 1, 2002, collateralized by substantially all assets of United and guaranteed by
 Danzer Corporation                                                               $      2,888       $           --

First Indiana Term Loan I--note payable $291, requires monthly principal installments of $5 plus interest at prime plus 1% (7.75% at July 31, 2001), due
 July 1, 2006, collateralized by substantially all assets of United and
 guaranteed by Danzer Corporation                                                          291                   --

First Indiana Term Loan II--note payable $1,116, requires monthly principal installments of $6 plus interest at prime plus 1% (7.75% at July 31, 2001), due
 July 1, 2006, collateralized by substantially all assets of United and
 guaranteed by Danzer Corporation                                                        1,116                   --

First Indiana Term Loan III--note payable $1,750, requires monthly principal installments of $73 plus interest at prime plus 2% (8.75% at July 31, 2001), due July 1, 2003, collateralized by substantially all assets of United and
 guaranteed by Danzer Corporation                                                        1,750                   --

Subordinated note payable to Huntington Capital Investment Company, $3,500, interest payable quarterly at 14% per annum, balloon payment of outstanding principal balance due July 26, 2006, less unamortized discount of $1,505.
 Unsecured and subordinate to First Indiana debt.                                        1,996                   --

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)




5.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                    July 31,         December 31,
                                                                                      2001              2000**
                                                                                ------------------ ------------------
United, continued

Note payable to former shareholder $1,500, interest payable monthly at 9% per annum, balloon payment of outstanding principal balance due July 27, 2006.
 Unsecured and subordinate to First Indiana and Huntington debt.                  $      1,500       $           --

Note payable to Renaissance (formerly parent Danzer Corporation), interest payable monthly at 8% per annum, with monthly principal payments beginning July
 2004 at a rate of $.01 for each $1 of outstanding principal, due July 2008.
 Convertible at the option of the holder to common stock of Obsidian Enterprises at a conversion price of $.10 per share. The loan agreement also
 restricts dividend payments without the prior consent of the lender.                      500                   --

Other                                                                                      115                   --
                                                                                ------------------ ------------------

Subtotal United                                                                         10,156                   --
                                                                                ------------------ ------------------
                                                                                ------------------ ------------------

Total all companies                                                                     35,599                3,846

Less current portion                                                                    12,129                3,135
                                                                                ------------------ ------------------

                                                                                  $     23,470       $          711
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

     The Company has an agreement with OCP that gives it the right to mandate a capital contribution from OCP if the lenders to U.S. Rubber and United were to declare a default. In that event, the Company has the right to enforce a capital contribution agreement with OCP up to $1,620 on U.S. Rubber and $1,000 on United to fund the respective subsidiary's shortfall. Those payments, if any, would be applied directly to reduce the respective subsidiary's debt obligations to the lender.

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)


5.   FINANCING ARRANGEMENTS, CONTINUED

     Following are the maturities of long-term debt for each of the next five years and thereafter (in thousands):

2002                                                           $     12,129***
2003                                                                  3,700
2004                                                                  1,947
2005                                                                  3,920
2006                                                                  8,772
Thereafter                                                            5,131
                                                             ------------------

                                                              $      35,599
                                                             ==================

*** Includes $4,525 of amounts in default due to technical violations and classified as current.

6.   MANDATORY PREFERRED STOCK

     In conjunction with the United acquisition described in Note 3, the Company issued 386,206 shares of Series C Preferred Stock to Huntington Capital Investment Corporation ("Huntington"), the senior subordinated lender of United. The note purchase agreement included a provision giving Huntington the option to require the Company to repurchase the Series C Preferred Stock. Under the terms of the agreement, Huntington has the option of requiring the Company to repurchase these shares at 90% of market value at the date of redemption upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement.

     A portion of the note purchase agreement proceeds of $3,500 was allocated to the stock issued based on the thirty day average closing value of the Company's common stock prior to the transaction. As the redemption value is variable, the Company recognizes changes in the estimated fair value each quarter. Changes in fair value are adjusted through additional paid in capital. At July 31, 2001, the estimated redemption requirement is $1,505 to be paid July, 2006.

7.       STOCKHOLDERS' EQUITY

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

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)


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

     In April 1998, Danzer granted 600,000 stock options, exercisable at $.10 per share, to its president. The options vest over two years and expire in April 2004. None of these options have been exercised as of July 31, 2001.

     In September 1998, Danzer adopted a qualified incentive stock option plan under Section 422 of the Internal Revenue Code. Options granted under the plan will be granted at prices not less than fair value of the Company's stock at the date of grant, have a term not more than ten years and have other restrictions as determined by statute.

     In September 1998, Danzer granted a total of 604,500 stock options, exercisable at $.10 per share, to certain employees. The options expire November 2001. As a result of voluntary termination, 75,000 options expired in 1999 and 192,000 options expired in 2000. None of these options were exercised as of July 31, 2001.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans.

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)




Stock Options and Warrants:

     The following table summarizes the outstanding options and warrants at July 31, 2001:

                                                                                                           Weighted
                                                                                                           Average
                                                                                                           Exercise
                                                                                             Shares         Price
                                                                                          -------------- -------------

Total granted stock options outstanding                                                     1,047,500        $  .09
                                                                                          ============== =============

Fixed options:
  Exercise price $.10                                                                         600,000        $  .10
  Exercise price $.05                                                                         200,000        $  .05
                                                                                          ============== =============

Warrants:
  On June 21, 2001, Duncan-Smith Co. terminated warrants for 650,000 common shares and was issued new warrant for 10,000 shares Series C Preferred exercisable at $2.00 per
   share, expiring August 31, 2002                                                            200,000        $  .10
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


Convertible Debt:

     As described in Note 5, at July 31, 2001, the Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share at July 31, 2001.

8.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

     The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows (in thousands):

                                                             Three Months Ended July 31, 2001
                                       ------------------------------------------------------------------------------
                                             Trailer         Coach Leasing       Butyl Rubber           Total
                                          Manufacturing                           Reclaiming
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $        1,759      $       1,467       $       2,680     $        5,906
  Foreign                                            --                 --                 134                134
                                       ------------------------------------------------------------------------------

Total                                    $        1,759      $       1,467       $       2,814     $        6,040

Cost of goods sold                       $        1,633      $         517       $       2,618     $        4,768

Income (loss) before taxes               $         (435)     $          30       $        (260)    $         (665)

Identifiable assets                      $       26,844      $      13,328       $      11,197     $       51,369*

Depreciation and amortization expense    $          102      $         238       $         266     $          606

*Identifiable assets, as stated above                                                              $       51,369
  Corporate-level goodwill                                                                                    650
                                                                                                 --------------------
                                                                                                 --------------------

Total assets                                                                                       $       52,019
                                                                                                 ====================

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)




                                                             Seven Months Ended July 31, 2001
                                       ------------------------------------------------------------------------------
                                             Trailer         Coach Leasing       Butyl Rubber           Total
                                          Manufacturing                           Reclaiming
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $        3,123      $       2,646       $       6,700     $       12,469
  Foreign                                            --                 --                 468                468
                                       ------------------------------------------------------------------------------

Total                                    $        3,123      $       2,646       $       7,168     $       12,937

Cost of goods sold                       $        2,816      $         964       $       6,494     $       10,274

Income (loss) before taxes               $         (739)     $        (497)      $        (341)    $       (1,577)

Identifiable assets                      $       26,844      $      13,328       $      11,197     $       51,369*

Depreciation and amortization expense    $          210      $         544       $         620     $        1,374

*Identifiable assets, as stated above                                                              $       51,369
  Corporate-level goodwill                                                                                    650
                                                                                                 --------------------
                                                                                                 --------------------

Total assets                                                                                       $       52,019
                                                                                                 ====================


Danzer Corporation (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales.

For the three and seven months ended July 31, 2000, the Company operated in only one segment (butyl rubber reclaiming), which was the segment of the accounting acquirer U.S. Rubber.

9.   RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates resulting in the following amounts for the periods ended (in thousands):

                                                                                      July 31,         December 31,
                                                                                        2001               2000
                                                                                  ------------------ -----------------
Balance sheet:
  Current assets:
    Notes receivable, stockholder                                                   $         --       $      1,098
  Long-term portion:
    Notes receivable, stockholder                                                             --              1,770
    Investment banking fees, purchase accounting*                                          1,960                 --
                                                                                  ------------------ -----------------

Total assets                                                                        $      1,960       $      2,868
                                                                                  ================== =================
  Current liabilities:
    Accounts payable, Obsidian Capital Company (OCC)                                $      1,616       $         --
    Accounts payable, Obsidian Capital Partners                                            1,161
  Long-term portion:
    Accounts payable, Obsidian Capital Company (OCC)                                         296
    Accounts payable, stockholders                                                           383                 --
                                                                                  ------------------ -----------------
                                                                                  ------------------ -----------------

Total liabilities                                                                   $      3,456       $         --
                                                                                  ================== =================


                                                  Three Months Ended                       Seven Months Ended
                                         -------------------------------------    -------------------------------------
                                           July 31, 2001      July 31, 2000         July 31, 2001      July 31, 2000
                                         ------------------ ------------------    ------------------ ------------------
Statements of operations:
  Interest income                          $         --           $ 110             $         --       $        251
                                         ================== ==================    ================== ==================

     Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms, or were collected or paid subsequent to July 31, 2001. Amounts classified as long term represent amounts not currently due.

     The Company was obligated to the stockholders and certain employees (that were formerly stockholders of subsidiary companies) under note payable agreements acquired as part of the acquisitions. The details of these notes payable are included in Note 5.

     *Subsidiaries of the Company paid Obsidian Capital Company, an entity controlled by Mr. Durham (Chairman of the Company), investment banking fees associated with the acquisitions and related financing on the Danzer and U.S. Rubber merger and the United acquisition. Amounts paid by U.S. Rubber, United, and Danzer were $760, $600, and $600 respectively.

                       DANZER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per-share data and share data)
                                   (unaudited)


10.      COMMITMENTS AND CONTINGENCIES

     The Company has a purchase commitment to purchase or lease three (3) coaches within 60 days of completion, expected to be in the second quarter of calendar 2002. The cost of these coaches will approximate $1,350.

     In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

11.      SUBSEQUENT EVENTS

     On August 15, 2001, Danzer Industries entered into a new credit agreement providing for a line of credit and term loan with Bank of America. The new facilities replaced the existing outstanding debt with Wells Fargo. Terms of the new facilities are:

     Bank of America line of credit, maximum borrowing equal to $1,000, with a base of 80% of eligible accounts receivable; plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at the LIBOR Daily Floating Rate plus 3.2%, due March 31, 2002, collateralized by substantially all assets of Danzer Industries and guaranteed by Danzer Corporation

     Bank of America loan--note payable $1,000, requires monthly principal installments of $6 plus interest at the LIBOR Daily Floating Rate plus 3.2%, due August 15, 2006. Collateralized by substantially all assets of Danzer Industries and guaranteed by Danzer Corporation

                       DANZER CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


     Overview Prior to the reverse merger transaction, U.S. Rubber, United Expressline, Pyramid and Champion reported on a calendar year basis. As of the date of the reverse merger transaction, these companies changed their year end to October, the year end of Danzer Corporation, the legal acquirer. Accordingly, the year to date information presented includes seven months of activity as further described below.

     The reverse merger transactions, completed in June and July 2001, have been treated for accounting purposes as an acquisition by U.S. Rubber. For this reason, the results for the seven-month period July 31, 2000 represent only the financial results of U.S. Rubber. Since the Company acquired a substantial portion of its operations on or after January 1, 2001 and was not previously a registrant, management's discussion and analysis includes a comparison of 2001 operating results with the three-month and seven-month periods ended July 31, 2000 only for the butyl rubber reclaiming segment.

     The results for the seven-month period July 31, 2001 represent only the financial results of U.S. Rubber, Champion Trailer, and the Pyramid Group for seven months based on the January 1, 2001 acquisition date. The financial results of Danzer Corporation and its wholly owned subsidiary, Danzer Industries, acquired June 21, 2001, are included from the date of acquisition. United Expressline was acquired July 31, 2001 and had no material operating results for the periods presented.

     Since the closing of the Acquisition and Plan of Reorganization on June 21, 2001. Management has focused on creating consistent reporting systems and communication with each of its subsidiaries. In addition Management has begun to address the transition of the subsidiaries from closely held mostly nonaudited private companies to public entities. Each of the subsidiaries is wholly owned by Danzer.

                       DANZER CORPORATION AND SUBSIDIARIES


     The majority voting shareholder of Danzer, Obsidian Capital Partners, L.P., a Delaware limited partnership ("Obsidian") acquired U.S. Rubber in December of 2000, Champion in January 2001 and United in July 2001. Because the subsidiaries are such recent acquisitions, Management has only begun the process of operational integration of the subsidiaries under Danzer, as a holding company. Management intends to focus on the identification and implementation of manufacturing and administrative efficiencies as well as marketing and cross-selling opportunities. Management has no prior history in effecting such an integration of subsidiaries under a holding company and its ability to successfully accomplish this task will have a substantial impact on future Company revenues and profits.

RESULTS OF OPERATIONS 2001 COMPARED WITH 2000

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


Segment Sales

The following table shows net sales by segment:

                                            Three Months Ended                          Seven Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    July 31, 2001         July 31, 2000        July 31, 2001         July 31, 2000
                                 --------------------- -------------------- --------------------- ---------------------

Butyl rubber reclaiming              $      2,814          $      3,033         $      7,168          $      6,847
Trailer manufacturing                       1,759                    --                3,123                    --
Coach leasing                               1,467                    --                2,646                    --
                                 --------------------- -------------------- --------------------- ---------------------

Net Sales                            $      6,040          $      3,033         $     12,937          $      6,847
                                 ===================== ==================== ===================== =====================

     The Company's operating results and revenue were less than expected for each of its segments in the three months and seven months ended July 31, 2001. This is primarily due to reduced capacity at the butyl rubber reclaiming facility, lower than anticipated utilization in the coach fleet and a reduction in repair business in the trailer manufacturing segment. Each of these factors is further discussed below.

                       DANZER CORPORATION AND SUBSIDIARIES




Butyl Rubber Reclaiming

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated (in thousands):

                                   Three Months Ended                         Seven Months Ended
                        ------------------------------------------ ------------------------------------------
                           July 31, 2001         July 31, 2000        July 31, 2001         July 31, 2000
                        --------------------- -------------------- --------------------- --------------------

Net Sales                   $      2,814          $      3,033         $      7,168          $      6,847
Cost of Sales                      2,618                 2,513                6,494                 5,759
                        --------------------- -------------------- --------------------- --------------------

Gross Profit                $        196          $        520         $        674          $      1,088
                        ===================== ==================== ===================== ====================

Gross Profit %                    7.0%                 17.1%                 9.4%                 15.9%

Three  Months  Ended July 31, 2001  Compared to The Three  Months Ended July 31,
2000

Net sales in this segment for the three months ended July 31, 2001 as compared to the comparable three-month period ended July 31, 2000 decreased 7.2% in the amount of $219. The reduction in sales is a result of reduced capacity at the butyl reclaiming facility due to the current renovation of the 12" extruder (a key element of the manufacturing process). In the first half of 2001, U.S. Rubber has expended over $850 in this and other major renovations and the 12" extruder is expected to be fully operational by mid-September 2001.These renovations have resulted in lower than normal production through the period ended July 31, 2001. Demand for product has increased over the comparable period because of the widespread tire recalls at Bridgestone/Firestone and Goodyear.

Gross profit percentage for the three months ended July 31, 2001 was 7.0% compared to 17.1% for the three months ended July 31, 2000. The decrease in gross profit percentage is the result of several factors. First, the decreased volume of production as a result of the refurbishment of manufacturing equipment discussed above. Second, the equipment refurbishment has also resulted in inefficiencies in the production process. Gross profit has also been negatively impacted by the cost and availability of raw material. U.S. Rubber obtains its raw material inventory through an extensive collection system consisting of small rubber collectors and large scrap tire recyclers. U.S. Rubber has experienced competition for its raw material inventory from Korean buyers and other overseas buyers. This competition will have the end result of higher raw material costs. The competition for raw material inventory has also contributed to the lower than expected production rates and gross margins.

Seven  Months  Ended July 31, 2001  Compared to The Seven  Months Ended July 31,
2000

Net sales in this segment for the seven months ended July 31, 2001 as compared to the seven-month period ended July 31, 2000 increased 4.7% in the amount of $321. The increase in sales is due primarily to increased demand from tire companies as the result of widespread tire recalls as discussed above.

Gross profit percentage for the seven months ended July 31, 2001 was 9.4% compared to 15.9% for the seven months ended July 31, 2000 as a result of the decreased volume, inefficiencies in production and raw material factors as discussed above.

                       DANZER CORPORATION AND SUBSIDIARIES


Trailer And Related Transportation Equipment Manufacturing

     The following table presents net sales, cost of sales, gross profit and gross profit percentage for the seven months and three months ended July 31, 2001, for the trailer and related transportation equipment manufacturing segment.

                         Three months Ended   Seven Months Ended
                           July 31, 2001         July 31, 2000
                        --------------------- --------------------

Net Sales                   $      1,759          $      3,123
Cost of Sales                      1,633                 2,816
                        --------------------- --------------------

Gross Profit                $        126          $        307
                        ===================== ====================

Gross Profit %                    7.2%                  9.8%

     Sales and gross profits were lower than expected in this segment due to a reduction of its repair business at Champion. Management believes it must recapture some if not all of its repair business in order to meet operating expectations. Marketing efforts have been made to increase the repair business to former levels. Future operating activity in this segment will increase materially as a result of the acquisition of Danzer Industries on June 21, 2001 and United on July 31, 2001. Each of these acquisitions have historically experienced sales in excess of those of Champion. Management anticipates this segment will comprise in excess of 50% of the Company's consolidated revenue in the future based on the current company structure.


Coach Leasing

     The following table presents net sales, cost of sales, gross profit and gross profit percentage for the seven months and three months ended July 31, 2001, for the coach leasing segment

                         Three months Ended   Seven Months Ended
                           July 31, 2001         July 31, 2000
                        --------------------- --------------------

Net Sales                   $     1,467           $     2,646
Cost of Sales                       517                   964
                        --------------------- --------------------

Gross Profit                $       950           $     1,682
                        ===================== ====================

Gross Profit %                   64.8%                 63.6%

Pyramid is engaged in the leasing of luxury bus coaches with specialized interior finishes, and used for travel by country and western and rock bands, entertainment personalities, and other business enterprises for travel and entertainment. The buses are leased on both short-term (weekly and monthly) and long-term leases. Utilization for the first four months of 2001 was softer than expected; however, beginning in April 2001, utilization has steadily increased from 70.7% to 96.8% in July, and Pyramid's fleet has increased by seven new luxury coaches. This increased utilization is both a factor of marketing and the seasonality of this business segment. Historically, coach utilization is highest in the summer and lowest in the winter. The financial information herein includes the results of operations of D.W. Leasing, LLC ("DW Leasing") as well as Pyramid. DW Leasing is owned by the former owners of Pyramid who are also officers and shareholders of Danzer Corporation. At the time of the closing of the Acquisition and Plan of Reorganization on June 21, 2001, Pyramid and DW Leasing conducted cooperative operations through a management agreement, cross-guarantees of debt and shared management. It is Management's intent to transfer a substantial part of DW Leasing's asset and liabilities to Obsidian Leasing Company, ("Obsidian Leasing", a proposed entity to be wholly owned by Danzer Corporation), to complete the purchase of the Coach Leasing business contemplated by the purchase transaction in June 2001. The planned transaction is conditioned upon the consents of various lenders who have financed the luxury coaches that are titled in DW Leasing. Management is currently seeking such consents, and expects to close the above referenced agreements as soon as possible.

                       DANZER CORPORATION AND SUBSIDIARIES


SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

     Selling, general and administrative expenses for the three months and seven months ended July 31, 2001 were $1,258 and $2,614 as compared to $663 and $996 for the three and seven months ended July 31, 2000. The increases over the prior year are directly attributable to the acquisitions in January, June and July of 2001 as previously noted and to the fact that 2000 operating results include only the operations of U.S. Rubber. These increases are partially offset by the cost of litigation settlement in June 2000 of $409.


INTEREST EXPENSE

     Interest expense for the three months and seven months ended July 31, 2001 was $690 and $1,570 as compared to $136 and $307 for the three and seven months ended July 31, 2000. The increases over the prior year are directly attributable to the acquisitions in January, June and July of 2001 as previously noted and to the fact that 2000 operating results include only the operations of U.S. Rubber. The Company's interest expense is a material amount and will continue to be high as a percentage of sales as substantially all acquisitions were made on a highly leveraged basis.


OTHER INCOME (EXPENSE)

     Other income (expense) for the three months and seven months ended July 31, 2001 was $11 and $(56) as compared to $110 and $251 for the three and seven months ended July 31, 2000. The decreases over the prior year are directly attributable to interest income on shareholder notes receivable of U.S. Rubber in 2000. These notes were paid in full in 2000.


INCOME TAX PROVISION

     Income tax benefit (expense) for the three months and seven months ended July 31, 2001 was $52 and $52 as compared to $56 and $(29) for the three and seven months ended July 31, 2000. The income tax benefit is created primarily through operating loss carryforwards recognized in the quarter to the extent they are available to offset the Company's net deferred tax liability. Quarterly tax benefits are based on the estimated effective tax rate for the full year.


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

                       DANZER CORPORATION AND SUBSIDIARIES


     This high level of debt creates liquidity issues for the Company and the stringent financial covenants that are common for this type of debt increase the probability that the Company's subsidiaries will be in technical default under loans. These risks are mitigated, in part, for the Company's United and U.S. Rubber subsidiaries by the right described below under "Guarantees of OCP."

     Certain subsidiaries have violated certain requirements and covenants in their debt agreements relating to maintenance of certain minimum ratios and levels of earnings to funded debt and fixed charge coverage rate. Management has brought these violations to the attention of its lenders and, is working with the lenders to obtain waivers or modifications to the credit agreements as described below under "Financial Covenant Waivers."

     The Company's working capital position (current assets over current liabilities) was negative at July 31, 2001 by $8,585 in part because of $4,525 of the Company's debt is classified as a current liability due to debt covenant violations.

The Company has been addressing these liquidity and working capital issues in a number of ways. Management anticipates that the following steps currently in process will improve the Company's working capital, strengthen its equity and place the Company in a position to successfully address its liquidity issues. These steps include:

o The transactions described below under "Partners Equity Transactions" which converts approximately $2,170 of long-term liabilities to equity.

o The transactions described below under "Refinancing Activities" which provides for additional equity and reduced interest cost.

There can be no assurance that these transactions will occur as projected. It should be noted that even if these transactions do occur, there can be no assurance that they will sufficiently address the Company's liquidity issues. Management will continue to address the liquidity concerns as well as consider any additional actions if the contemplated transactions either do not occur or are insufficient.


FINANCIAL COVENANT VIOLATIONS

Certain subsidiaries of the Company have violated financial covenants in their loan agreements as follows:

o Management is in discussions with Bank One in respect of the violations by U.S. Rubber of the negative covenants of (i) fixed charge coverage ratio and (ii) funded debt to EBITDA ratio. No waiver of these violations has been received and discussions regarding these violations continue. As a result, long-term debt due to Bank One in the amount of $2,086 has been reclassified as a current liability.

o Pyramid is a guarantor of DW Leasing's debt to Regions Bank, Nashville, Tennessee. DW Leasing and Pyramid have been in violation of the Funded Debt to EBITDA ratio in the Regions Bank Credit Facility since the inception of the loan. DW Leasing also has a violation of its credit facility with Old National Bank. Regions Bank and Old National Bank have waived the violations as of July 31, 2001. However, since the Company continues to be in violation of the covenants, long-term debt due Regions Bank and Old National Bank in the amount of $1,189 has been reclassified as a current liability.

o    Champion   remains  in  default  of  its   subordinated   debt   agreement.
     Accordingly, $1,250 has been reclassified as a current liability due to the default.

                       DANZER CORPORATION AND SUBSIDIARIES



FUNDS AVAILABILITY

     On a consolidated basis, as of July 31, 2001, the Company had approximately $58 of cash and cash equivalents.

     Danzer Industries, U.S. Rubber, Champion and United each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At July 31, 2001, these additional current availability under these credit facialities as supported by the respective borrowing base calculations were approximately $532, $0, $0 and $0 for Danzer Industries, U.S. Rubber, Champion and United, respectively.

     The Company generated net cash flow from operations during the seven months ended July 31, 2001 of $220. Operating losses year to date were funded primarily through borrowings under existing lines of credit.


REFINANCING ACTIVITIES

o On August 15, 2001, the Company completed the refinancing of the existing debt of Danzer Industries with Bank of America. Terms of the agreement provide for a $1,000 term note and a $1,000 line of credit.

o U.S. Rubber has a subordinated debt obligation to SerVaas, Inc. (the "Seller") in the amount of $1,750 and a subordinated raw material supply agreement with the Seller with a remaining purchase obligation of $800. Management has reached an agreement in principal with SerVaas, Inc. for the company to acquire the Subordinated Note and Supply Agreement for $1,550. Counsel for the Company is in the process of completing the documentation of this purchase, the net effect of which will be to reduce U.S. Rubber's liabilities by approximately $1,000.

PARTNERS EQUITY TRANSACTIONS

     Obsidian Capital Partners, LP, the major shareholder of the Company, is required under the Plan of Reorganization to fund through the purchase of additional preferred stock certain ongoing administrative expenses of the company to complete the Plan of Reorganization, complete all required current and prior year audits to meet the regulatory filing requirements, and ensure all annual and quarterly SEC filings are completed to enable the registration of the preferred stock issued to Obsidian Capital Partners, LP. Such amount expended through July 31, 2001 approximated $645. Management anticipates this and any additional items incurred will be converted to equity.

     Obsidian Capital Partners, LP has indicated that it is willing to convert to Series C Preferred Stock of the Company $1,169 of advances from Partners to the Company. Management anticipates this transaction will be concluded in 2002.


GUARANTEES OF OCP

     The Company has an agreement with Obsidian Capital Partners, LP that gives it the right to mandate a capital contribution from Obsidian Capital Partners, LP if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement with Obsidian Capital Partners, LP up to $1,620 on U.S. Rubber and $1,000 on United to fund the respective subsidiary's shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary's debt obligations to the lender.

                       DANZER CORPORATION AND SUBSIDIARIES



RISK FACTORS

There are a number of risk factors related to the future results of the Company, including those discussed in the following paragraphs.


Liquidity

     The Company cannot be certain that it will have sufficient liquidity available under existing lines of credit. Four of the Company's subsidiaries were acquired in highly leveraged transactions. Also, three of the Company's subsidiaries have been in violation of certain requirements and covenants in their debt agreements relating to maintenance of specified minimum ratios and levels of earnings to funded debt and fixed charge coverage. The Company cannot be certain whether it will be able to meet covenant requirements contained in debt agreements. Although the Company has been able to obtain waivers of certain violations, the Company cannot be certain that it will be able to obtain waivers of such covenants if waivers are needed in the future.

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


Market Risk

     The Company is exposed to market risk related to changes in interest rates on its debt. Approximately 36% of the Company's primary debt bears interest at a variable rate. An interest rate increase of one percentage point would increase the Company's interest expense over a one-year period by approximately $128 at current debt levels.

                       DANZER CORPORATION AND SUBSIDIARIES



Ability To Attract And Retain Key Managers And Employees

     The Company's ability to retain key subsidiary management and employees will be a significant factor in the Company's success. The recent acquisitions of the four subsidiary entities and the changes in the Company's management have made it even more important for the Company to focus on retaining former managers and employees. In addition, the Company continues to seek to obtain skilled managers and employees and to provide efficient incentives for all of the managers and employees of its subsidiary companies.


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

                       DANZER CORPORATION AND SUBSIDIARIES


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

                       DANZER CORPORATION AND SUBSIDIARIES





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.



     EXHIBITS
     The exhibits listed in the Exhibit Index are incorporated herein by reference.


     REPORTS ON FORM 8-K
     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OBSIDIAN ENTERPRISES, INC.

August 25, 2003                  By:  /s/ Timothy S. Durham
Date                                --------------------------------------
                                    Timothy S. Durham, Chairman and
                                     Chief Executive Officer

                                  EXHIBIT INDEX

              Exhibit No.                             Description                             Location

                 31.1                    Sarbanes-Oxley    Act   Section   302                Attached
                                         Certification

                 31.2                    Sarbanes-Oxley    Act   Section   302                Attached
                                         Certification

                 32.1                    Sarbanes-Oxley    Act   Section   906                Attached
                                         Certification

                 32.2                    Sarbanes-Oxley    Act   Section   906                Attached
                                         Certification
