Form 10-Q/A
period 2002-01-31
OBSIDIAN ENTERPRISES INC
filed 2003-08-26
CIK 825521

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
                           OBSIDIAN ENTERPRISES, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                35-2154335
---------------------------                     -------------------------------
---------------------------                     -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

111 MONUMENT CIRCLE, SUITE 3680                             46204
    INDIANAPOLIS, INDIANA
-------------------------------                 -------------------------------
(Address of principal executive offices)                  (Zip code)

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

Common Stock                              Outstanding at March 15, 2002
$.0001 par value                          36,007,855 shares

                                Introductory Note

This Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002, to amend and restate Items 1 and 2 of
Part I to incorporate certain changes.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)


                                                                                   January 31,       October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------
                                                                                    (as restated, see Note 10)

Assets

Current assets:
    Cash and cash equivalents                                                      $          417   $          529
    Marketable securities                                                                     194              223
    Accounts receivable, net of allowance for doubtful accounts                             3,883            3,744
      of $95 for 2002 and $90 for 2001
    Accounts receivable, related parties                                                       --              217
    Inventories, net                                                                        7,152            6,694
    Prepaid expenses and other assets                                                         731            1,275
                                                                                 ----------------------------------

Total current assets                                                                       12,377           12,682

Property, plant and equipment, net                                                         23,807           24,232

Other assets:
    Goodwill, net of accumulated amortization of $76                                        9,165            9,210
    Other intangible assets, net of accumulated amortization of $365 for 2002               2,052            2,147
    and $270 for 2001
    Other                                                                                     602              579
                                                                                 ----------------------------------

                                                                                   $       48,003   $       48,850
                                                                                 ==================================



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                   January 31,      October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------
                                                                                    (as restated, see Note 10)
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Current portion of long-term debt                                              $       14,383   $        9,233
    Accounts payable, trade                                                                 3,399            3,620
    Accounts payable, related parties                                                         658              925
    Accrued expenses and customer deposits                                                  2,961            2,388
                                                                                 ----------------------------------

Total current liabilities                                                                  21,401           16,166

Long-term debt, net of current portion                                                     20,792           26,076

Deferred income tax liabilities                                                             1,528            1,672

Accounts payable, related parties                                                           3,169            2,170

Commitments and Contingencies                                                                  --               --

Mandatory redeemable preferred stock, Class of Series C Preferred stock:
 386,206 shares outstanding                                                                 1,244            1,435

Stockholders' equity (deficit):
    Common stock, par value $.0001 per share; 40,000,000 shares authorized,                     3                3
     36,007,855 shares outstanding
    Preferred stock, 5,000,000 shares authorized; Class of Series C convertible                 4                4
     preferred stock, par value $.001, 4,600,000 authorized and 3,739,169 shares issued and outstanding, 400,000 shares of undesignated Preferred
     Stock authorized
    Additional paid-in capital                                                              5,873            5,682
    Accumulated other comprehensive income                                                      8               37
    Accumulated deficit                                                                    (6,019)          (4,395)
                                                                                 ----------------------------------

Total stockholders' equity (deficit)                                                         (131)           1,331
                                                                                 ----------------------------------

                                                                                   $       48,003   $       48,850


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands Except Per Share And Share Data)
                                   (unaudited)

                                                                                          Three Months Ended
                                                                                 -------------------------------------
                                                                                  January 31, 2002  January 31, 2001
                                                                                 -------------------------------------
                                                                                 (as restated, see
                                                                                      Note 10)

Net sales                                                                          $       12,483     $        3,743

Cost of sales                                                                              11,026              3,301
                                                                                 -------------------------------------

Gross profit                                                                                1,457                442

Selling, general and administrative expenses                                                2,206                515
                                                                                 -------------------------------------

Loss from operations                                                                         (749)               (73)

Other income (expense):
  Interest expense, net                                                                      (908)              (217)
  Other expense                                                                               (29)               (77)
                                                                                 -------------------------------------

Loss before income taxes                                                                   (1,686)              (367)

Income tax (expense) benefit                                                                  155                 12
                                                                                 -------------------------------------

Net loss                                                                           $       (1,531)    $         (355)
                                                                                 =====================================

Basic and diluted earnings (loss) per share                                        $         (.04)    $        --
                                                                                 =====================================

Weighted average common and common equivalent shares outstanding basic and
 diluted                                                                               36,007,855                 --
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (dollars in thousands)
                                   (unaudited)


                                                                                          Accumulated
                                             Common Stock      Preferred Stock Additional  Other          Retained
                             Comprehensive  ----------------------------------- Paid-in  Comprehensive    Earnings
                             Income (Loss)  Shares    Amount    Shares  Amount  Capital    Income        (Deficit)      Total
                             ------------------------------------------------------------------------------------------------------
                             (as restated,                                                                            (as restated
                             see Note 10)                                                                             see Note 10)


Balance at October
31, 2001                     $         --    36,007,855  $ 3   3,739,169  $ 4   $5,682     $ 37       $  (4,395)   $   1,331

Distributions to
members of DW Leasing, LLC             --            --   --          --   --       --       --             (93)         (93)

Unrealized loss on
available-for-sale marketable         (29)           --   --          --   --       --      (29)             --          (29)
securities

Fair value adjustment on
redeemable preferred shares             --           --   --          --   --      191       --              --          191

Net loss                            (1,531)          --   --          --   --       --       --          (1,531)      (1,531)
                                             --------------------------------------------------------------------------------------

Total comprehensive loss      $     (1,560)
                              ==============

Balance at January 31, 2002                  36,007,855  $ 3   3,739,169  $ 4   $5,873     $  8        $ (6,019)   $    (131)
                                             ======================================================================================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                       Three Months Ended
                                                                                 -------------------------------
                                                                                   January 31,    January 31,
                                                                                      2002            2001
                                                                                 -------------------------------
                                                                                 (as restated,
                                                                                   see Note 10)

Cash flow from operating activities:
  Net loss                                                                         $    (1,531)    $      (355)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                            701             286
  Other                                                                                   (106)             77
  Changes in operating assets and liabilities net of effect of acquisitions:
    Accounts receivable, net                                                              (139)            (98)
    Inventories                                                                           (458)            456
    Other, net                                                                           1,193            (309)
                                                                                 -------------------------------

Net cash provided by (used in) operating activities                                       (340)             57
                                                                                 -------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                    (222)           (293)
  Payments to acquire U.S. Rubber                                                           --          (5,528)
  Other                                                                                     11               9
                                                                                 -------------------------------

Net cash used in investing activities                                                     (211)         (5,812)
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                       Three Months Ended
                                                                                 -------------------------------
                                                                                   January 31,    January 31,
                                                                                      2002            2001
                                                                                 -------------------------------
                                                                                 (as restated,
                                                                                   see Note 10)

Cash flows from financing activities:
  Borrowings from and distributions to related parties, net                        $       856     $       484
  Net borrowings (payments) on lines of credit and long-term debt                          961            (366)
  Borrowings (repayments) on long-term debt                                             (1,378)          4,555
  Debt issuance cost                                                                        --             (76)
  Proceeds from issuance of U.S. Rubber common stock                                        --             880
                                                                                 -------------------------------

Net cash provided by (used in) financing activities                                        439           5,477
                                                                                 -------------------------------

Decrease in cash and cash equivalents                                                     (112)           (278)

Cash and cash equivalents, beginning of period                                             529             341
                                                                                 -------------------------------

Cash and cash equivalents, end of period                                           $       417     $        63
                                                                                 ===============================

Interest paid                                                                      $       915     $       238
                                                                                 ===============================

Taxes paid                                                                         $        15     $        --
                                                                                 ===============================

Supplemental disclosure of noncash operating, investing and financing activities:
  Purchase price adjustment and conversion of accounts payable to debt for         $       294     $        --
   United
  Advances to construct coaches funded by issuance of debt                         $        --     $        50
  Seller notes issued in acquisition of U.S. Rubber                                $        --     $     2,573
  Fair value change on mandatory redeemable preferred stock                        $       191     $        --




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


Basis of Presentation:

     The Company's January 31, 2002 consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations for the ten months ended October 31, 2001 of $2,149,000 and a net loss of $4,395,000, which included an asset impairment charge of $2,305,000. In addition, the Company has incurred a loss of $1,531,000 for the three months ended January 31, 2002. The losses have weakened the Company's financial condition and contributed to its failure to meet certain financial covenants required by the lenders. As a result of these covenant violations which were not waived or were only waived through November 2002, $4,343,000 of long-term debt has been reclassified and included in the current debt caption of current liabilities as of January 31, 2002. A significant portion of the Company's assets is pledged as collateral on these loans and foreclosure by the bank would seriously impair the Company's existence. In addition, these losses and the reclassification of long-term debt have contributed to a total deficit in working capital of $9,024,000 at January 31, 2002.

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


Earnings Per Share, as restated, see Note 10:

     Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Basic and diluted weighted average common shares outstanding for 2002 are the same because the Company incurred a loss for the period presented. Therefore, the inclusion of options, warrants and other common stock equivalents as described in Note 5 in the calculation of diluted loss per share would have an antidilutive effect.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

No common shares of the legal acquirer were issued in connection with the acquisition which was accounted for as a reverse merger. Accordingly, there were no common shares outstanding for the three months ended January 31, 2001.

     Basic and diluted loss per share have been computed as follows:

                                                                                       Three Months Ended
                                                                                 -------------------------------
                                                                                   January 31,    January 31,
                                                                                      2002            2001
                                                                                 -------------------------------

Loss before change in fair value of mandatory redeemable preferred stock           $    (1,531)    $      (355)
Change in fair value of mandatory redeemable preferred stock                               191              --
                                                                                 -------------------------------

Net loss attributable to common shareholders                                       $    (1,340)    $      (355)
                                                                                 ===============================

Weighted average common and common equivalent shares outstanding:
  Basic and diluted                                                                 36,007,855      39,419,240
                                                                                 ===============================

Net loss per share, basic and diluted                                              $      (0.04)   $     (0.01)
                                                                                 ===============================

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

     Pro forma basic and diluted loss per share have been computed below as if the Series C Preferred Stock was converted to common stock. For the three months ended January 31, 2002, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 74,783,380. There were no Series C Preferred Stock shares issued or outstanding during the three months ended January 31, 2001.


                                                                                         Three Months Ended
                                                                                --------------------------------------
                                                                                January 31, 2002    January 31, 2001
                                                                                ------------------ -------------------

Pro forma weighted average common shares outstanding, basic and diluted              110,791,370                 --
                                                                                ================== ===================

Pro forma net loss per share, basic and diluted, attributable to common                        1
 shareholders                                                                     $          (.0 )   $         (.00)

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

                                                  Three Months Ended
                                                     January 31,
                                                         2001
                                                 ---------------------

Net sales                                           $        13,999

Net loss                                            $          (917)

Net loss per share - basic and diluted              $          (.05)

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




3.   INVENTORIES

     Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components (in thousands):

                                                                January 31,      October 31, 2001
                                                                  2002
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
                                                             ================== ===================


     The Company provides valuation reserves for inventory considered obsolete or not currently available for use in production. Inventory reserves at U.S. Rubber are related to excess scrap butyl rubber not currently available for use without further processing; therefore, it has minimal value. Changes in the valuation reserve are as follows (in thousands):

                                            U.S. Rubber United Total
                                         ------------------ ------------------ ------------------

Balance at December 31, 2000               $       (1,338)    $           --     $       (1,338)
  Provision for losses, 2001                          (60)               (13)               (73)
  Write-off of inventory, 2001                        578                 --                578
                                         ------------------ ------------------ ------------------

Balance at October 31, 2001                          (820)               (13)              (833)
                                         ------------------ ------------------ ------------------
  Write-off of inventory, first
    quarter 2002                                      121                  4                125
                                         ------------------ ------------------ ------------------

Balance at January 31, 2002                $         (699)    $           (9)    $         (708)
                                         ================== ================== ==================


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




4.   FINANCING ARRANGEMENTS

     In connection with the Acquisitions described in Note 2 and to provide working capital, the Company has incurred the following debt as of January 31, 2002 and October 31, 2001, as restated, see Note 10:

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,     October 31, 2001
                                                                                      2002
                                                                                ------------------ ------------------

U.S. Rubber

Line of credit due November 1, 2002, bearing interest at the prime rate plus
 .75% (5.5% at January 31, 2002), borrowings not to exceed the greater of
 $3,000,000 or the borrowing base (80% of eligible accounts receivable and 50%
 of eligible inventories), collateralized by substantially all assets of
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


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,     October 31, 2001
                                                                                      2002
                                                                                ------------------ ------------------
U.S. Rubber, Continued

Note payable to former owner, total payments of $929,600, with interest imputed at 12%. Due in monthly installments of $38,733. Subordinate to bank debt and collateralized by inventory. Matures December 2001. Refinanced
 subsequent to January 31, 2002 as discussed in Note 9.                                       730                730

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





                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,     October 31, 2001
                                                                                      2002
                                                                                ------------------ ------------------
Champion, Continued
Bank One, N.A. Facility 2--term loan, note payable $650,000, requires monthly principal installments of $7,738 plus interest at prime plus 3/4% (5.5% at
 January 31, 2002), matures June 2005, collateralized by substantially all assets of Champion and guaranteed by Messrs. Durham and Whitesell. On March 15,
 2002, the Company refinanced the debt with a related party and paid off
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
                                                                                ------------------ ------------------

* Champion was in technical default of all of its debt as of January 31, 2002 and October 31, 2001, respectively. The Company has not been able to obtain waivers from the lenders. Accordingly, all debt has been classified as current.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,     October 31, 2001
                                                                                      2002
                                                                                ------------------ ------------------
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
                                                                                ------------------ ------------------

* DW Leasing was in technical default of several loan covenants with two of its primary lenders. The Company has obtained bank waivers through November 2002 for a portion of this amount. Amounts classified as current as of January 31, 2002 and October 31, 2001 due to defaults that have not been waived are $622 thousand and $639 thousand, respectively.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




4.  FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,     October 31, 2001
                                                                                      2002
                                                                                ------------------ ------------------
Danzer Industries

Bank of America line of credit, maximum borrowing equal to $1,000,000, with a base of 80% of eligible accounts receivable; plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at the
 LIBOR Daily Floating Rate plus 3.2% (5.5% at January 31, 2002), due March 31,
 2002, collateralized by substantially all assets of Danzer
 Industries and guaranteed by Obsidian Enterprises, Inc.*                         $          575     $           75

Bank of America loan--note payable $1,000,000, requires monthly principal installments of $5,555 plus interest at the LIBOR Daily Floating Rate plus 3.2%
 (5.5% at January 31, 2002), due August 15, 2006. Collateralized by
 substantially all assets of Danzer Industries and guaranteed by Obsidian                    967                983
 Enterprises, Inc.*

Equipment loans payable--monthly payments currently aggregating $2,443
 including interest of 8.90% to 11.25% through September 2006. Collateralized                107                 53
 by equipment financed.

Term loans payable to US Amada, Ltd. Monthly payments currently aggregating
 $12,668 including interest at 10%, loans due January 2003, collateralized by                254                285
 equipment financed

Other                                                                                          9                 10
                                                                                ------------------ ------------------

Subtotal Danzer Industries                                                                 1,912              1,406
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,     October 31, 2001
                                                                                      2002
                                                                                ------------------ ------------------
United

First Indiana Bank Revolving Line of Credit, maximum borrowing equal to
 $3,500,000, with a base of 80% of eligible accounts receivable; plus 50% of raw material, work-in-process and finished goods inventory. Interest payable
 monthly at prime plus .75% (5.5% at January 31, 2002) due July 1, 2002,          $      3,185       $      3,111
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

Subordinated note payable to Huntington Capital Investment Company, $3,500,000,
 interest payable quarterly at 14% per annum, balloon payment of outstanding principal balance due July 26, 2006, less unamortized discount ($1,436 and
 $1,470 at January 31, 2002 and October 31, 2001, respectively).
 Unsecured and subordinate to First Indiana debt.                                        2,064              2,030

Note payable to former shareholder $1,500,000, interest payable monthly at 9%
 per annum, balloon payment of outstanding principal balance due July 27,
 2006. Unsecured and subordinate to First Indiana and Huntington debt.                   1,500              1,500


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




4.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                     Debt Amount (in thousands)
                                                                                -------------------------------------
                                                                                   January 31,     October 31, 2001
                                                                                      2002
                                                                                ------------------ ------------------

United, Continued

Note payable to Renaissance (former majority stockholder of Danzer Corporation), interest payable monthly at 8% per annum, with monthly principal payments beginning July 2004 at a rate of $10 for each $1,000 of outstanding principal, due July 2008. Convertible at the option of the holder to common stock of
 Obsidian Enterprises at a conversion price of $.10 per share. The loan agreement also restricts dividend payments without the
 prior consent of the lender.                                                              500                500

Note payable to former shareholder, $248,840, interest payable at 9% per
 annum, balloon payment of outstanding principal balance due February 1, 2003              249                 --

Other                                                                                      103                112
                                                                                ------------------ ------------------

Subtotal United                                                                         10,338             10,242
                                                                                ------------------ ------------------

*United Expressline was in technical default of loan covenants with one of its primary lenders as of October 31, 2001. The Company has obtained bank waivers from the lender through January 2002, at which time, the defaults were cured.
                                                                                ------------------ ------------------

Total all companies                                                                     35,175             35,309

Less current portion                                                                    14,383**            9,233
                                                                                ------------------ ------------------

                                                                                  $     20,792       $     26,076
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




6.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

     The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows (in thousands), as restated, see Note 10:

                                                            Three Months Ended January 31, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $        9,250      $       1,043       $       2,079     $       12,372
  Foreign                                            --                 --                 111                111
                                       ------------------------------------------------------------------------------

Total                                    $        9,250      $       1,043       $       2,190     $       12,483

Cost of goods sold                        $       8,407      $         573       $       2,046      $      11,026

Income (loss) before taxes                $        (967)     $        (367)      $        (352)     $      (1,686)

Identifiable assets                       $      25,370      $      12,380       $      10,253      $      48,003

Depreciation and amortization expense     $         197      $         245       $         259      $         701

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



7.  RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates resulting in the following amounts for the periods ended (in thousands):

                                                                              January 31,        October 31,
                                                                                  2002              2001
                                                                            ----------------- ------------------
Balance sheet:
  Current assets:
    Accounts receivable, Obsidian Capital Company (OCC)                       $         --      $        217
  Long-term portion:
    Investment banking fees, purchase accounting*                                       --             1,960
                                                                            ----------------- ------------------

Total assets                                                                  $         --      $      2,177
                                                                            ================= ==================
  Current liabilities:
    Accounts payable, Obsidian Capital Company (OCC)                          $        314      $        625
    Accounts payable, Obsidian Capital Partners                                         16                --
    Accounts payable, stockholders                                                     328               300
  Long-term portion:
    Accounts payable, DC Investments                                                 1,295                --
    Accounts payable, Obsidian Capital Partners (OCP)                                1,874             2,170
                                                                            ----------------- ------------------

Total liabilities                                                             $      3,827      $      3,095
                                                                            ================= ==================

                                                                             January 31, 2002    January 31,
                                                                                                    2001
                                                                            ----------------- ------------------

Income statement:
  Rent expense, Obsidian Capital Company (OCC)                                $         15      $         --
                                                                            ================= ==================

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


10.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2001. In addition, we have also determined the weighted average common and common equivalent shares outstanding as previously reported should not have included Series C preferred stock as it has not yet been converted to common shares and thus is antidilutive. The Company is restating its previously issued financial statements for the three months ended January 31, 2002 for this error. The Company has also restated the consolidated balance sheet and statement of operations for the year ended October 31, 2001 for the redeemable preferred stock and the weighted average common shares and common equivalent, as further discussed in Form 10-K/A for the year ended October 31, 2001.

     Below is a comparison of previously reported and restated balances included in the Condensed Consolidated Balance Sheet and Statement of Operations as of and for the three months ended January 31, 2002.

                                                            Previously            Change             As Restated
                                                            Reported
                                                        ------------------- ------------------- -----------------

Statement of Operations:
  Interest expense                                        $         874       $          34       $         908
  Loss before income taxes                                       (1,652)                (34)             (1,686)
  Net loss                                                       (1,497)                (34)             (1,531)
Weighted average common and common equivalent shares
outstanding basic and diluted                               110,791,370        (74,783, 515)         36,007,855
  Net loss per share                                              (.01)                (.03)               (.04)

Balance Sheet:

  Long-term debt, net of current                                 22,228              (1,436)             20,792
  Mandatory redeemable preferred stock                               --               1,244               1,244
  Additional paid-in capital                                      5,612                 261               5,873
  Accumulated deficit                                            (5,950)                (69)             (6,019)

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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


Segment Sales
The following table shows net sales by segment:

                                                    Three Months Ended January 31,
                                                 -------------------------------------
                                                       2002               2001
                                                 ------------------ ------------------
                                 (in thousands)

Trailer and related transportation equipment       $       9,250      $         118
 manufacturing
Butyl rubber reclaiming                                    2,190              3,347
Coach leasing                                              1,043                278
                                                 ------------------ ------------------

Total                                              $      12,483      $       3,743
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



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


INTEREST EXPENSE, AS RESTATED

     The Company's interest expense is a very high percentage when calculated as a percentage of net sales, as all acquisitions were made on a highly leveraged basis. For the three-month period ended January 31, 2002, the percentage of interest expense to net sales of 7.3% was lower than the 7.4% for the comparable Pro Forma period ended January 31, 2001 reflecting the lower sales for the three months ended January 31, 2002, offset by debt reductions during 2001 primarily from capital contributions. The historical three-month period ended January 31, 2002, the percentage of interest expense to sales of 7.3% was higher than the 5.8% for the comparable period ended January 31, 2001, due to the cost of financing the subsidiary purchases in June and July 2001.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



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

     The Company's working capital position (current assets over current liabilities) was negative at January 31, 2002 by $9,024,000 in part because approximately 41% of the Company's debt is classified as a current liability.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



CASH FLOWS (EBITDA), AS RESTATED

     A summary of our contractual cash obligations for the fiscal years ending 2002 through 2005 and 2006 and thereafter at January 31, 2002 is as follows:

         Contractual Obligations           Total           2002          2003         2004         2005         2006 and
                                                                                                               Thereafter
                                        ------------- --------------- ------------ ------------ ------------ ---------------
Long-term debt, with covenant             $4,343,000      $4,343,000  $             $       --   $       --  $           --
 violations and classified as current                                 --
Long-term debt, and all debt service                                              0
 interest payments                        37,108,300       7,137,800     11,264,50   3,417,400    2,559,000      12,729,600

Operating leases                           1,854,000         727,000  980,000           67,000       32,000          48,000

Purchase agreement for equipment           1,350,000       1,350,000  --                    --           --              --

Mandatory redeemable preferred stock       1,244,000              --  --                    --           --       1,244,000
                                        ------------- --------------- ------------ ------------ ------------ ---------------

Total contractual cash obligations       $45,899,300     $13,557,800  $12,244,500   $3,484,400   $2,591,000     $14,021,600
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

     The Company's net cash used in operations for the three months ended January 31, 2002 was $(340,000). This is comprised of net losses of $1,531,000, increases in inventories of $458,000, increases in accounts receivable of $139,000, and decrease in other liabilities of $104, offset by noncash depreciation and amortization of $701,000, and increases in accounts payable of $73, increases in customer deposits and accrued expenses of $572,000 and decreases in prepaid and other assets of $546,000.

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
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- --------------

Trailer and related transportation
equipment manufacturing                         $    (376)   $    394    $   (46)         $     197       $    (921)

Butyl rubber reclaiming                                83         176       (109)               259            (243)

Coach leasing                                         235         357         --                245            (367)
                                              ------------ ------------ ----------- -------------------- --------------

Total Company                                   $     (58)   $    927    $  (155)         $     701       $(1,531)
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES




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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS
     The exhibits identified in the Exhibit Index are incorporated herein by reference.


     REPORTS ON FORM 8-K
     None

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OBSIDIAN ENTERPRISES, INC.

August 25, 2003                  By: /s/ Timothy S. Durham
                                    ------------------------------------------
                                    Timothy S. Durham, Chief Executive Officer



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
