Form 10-Q/A
period 2002-04-30
OBSIDIAN ENTERPRISES INC
filed 2003-08-26
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 1

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

                                INTRODUCTORY NOTE

This Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002, to amend and restate Items 1 and 2 of
Part I to incorporate certain changes.

                         PART I -- FINANCIAL INFORMATION

Item 1 Financial Statements

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)




                                                                                    April 30,        October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------
                                                                                     (as restated, see Note 9)
Assets

Current assets:
    Cash and cash equivalents                                                      $          267   $          529
    Marketable securities                                                                     160              223
    Accounts receivable, net of allowance for doubtful accounts
      of $70 for 2002 and $90 for 2001                                                      4,403            3,744
    Accounts receivable, related parties                                                       28              217
    Inventories, net                                                                        6,402            6,694
    Prepaid expenses and other assets                                                         711            1,275
                                                                                 ----------------------------------

Total current assets                                                                       11,971           12,682

Property, plant and equipment, net                                                         23,456           24,232

Other assets:
    Goodwill, net                                                                           9,169            9,210
    Other intangible assets, net of accumulated amortization of $461 for
      2002 and $270 for 2001                                                                1,957            2,147
    Other                                                                                     668              579
                                                                                 ----------------------------------

                                                                                   $       47,221   $       48,850
                                                                                 ==================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                    April 30,       October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------
                                                                                     (as restated, see Note 9)
Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                              $       14,666   $        9,233
    Accounts payable, trade                                                                 4,019            3,620
    Accounts payable, related parties                                                         665              925
    Accrued expenses and customer deposits                                                  2,188            2,388
                                                                                 ----------------------------------

Total current liabilities                                                                  21,538           16,166

Accounts payable, related parties                                                           1,198            2,170

Long-term debt, related parties                                                             3,323               --

Long-term debt, net of current portion                                                     16,282           26,076

Deferred income tax liabilities                                                             1,433            1,672

Commitments and contingencies                                                                  --               --

Mandatory redeemable preferred stock, Class of Series C Preferred stock:
 386,206 shares outstanding                                                                 1,012            1,435

Stockholders' equity:
    Common stock, par value $.0001 per share; 40,000,000 shares authorized,
     36,007,855 shares outstanding                                                              3                3
    Preferred stock, 5,000,000 shares authorized; Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized, 4,358,399 and
     3,739,169 shares issued and outstanding for 2002 and 2001, respectively,
     400,000 shares of undesignated preferred stock authorized                                  4                4
    Additional paid-in capital                                                              9,453            5,682
    Accumulated other comprehensive income (loss)                                             (26)              37
    Accumulated deficit                                                                    (6,999)          (4,395)
                                                                                 ----------------------------------

Total stockholders' equity                                                                  2,435            1,331
                                                                                 ----------------------------------

                                                                                   $       47,221   $       48,850
                                                                                 ==================================


              The acccompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)




                                                     Three Months Ended                    Six Months Ended
                                            --------------------------------------------------------------------------
                                             April 30, 2002     April 30, 2001     April 30, 2002    April 30, 2001
                                            --------------------------------------------------------------------------
                                              (as restated,                      (as restated, see
                                               see Note 9)                            Note 9)

Net sales                                     $       16,973    $        5,260     $       29,456     $        9,003

Cost of sales                                         14,434             4,203             25,460              7,504
                                            --------------------------------------------------------------------------

Gross profit                                           2,539             1,057              3,996              1,499

Selling, general and administrative
 expenses                                              2,489               976              4,695              1,491
                                            --------------------------------------------------------------------------

Income (loss) from operations                             50                81               (699)                 8

Other income (expense):
  Interest expense, net                               (1,011)             (671)            (1,919)              (888)
  Other expense                                           (4)               10                (33)               (67)
                                            --------------------------------------------------------------------------

Loss before income taxes                                (965)             (580)            (2,651)              (947)

Income tax (expense) benefit                              --                 1                155                 13
                                            --------------------------------------------------------------------------

Net loss                                      $         (965)   $         (579)    $       (2,496)    $         (934)
                                            ==========================================================================

Basic and diluted loss per share              $         (.02)   $        --        $         (.06)    $        --
                                            ==========================================================================

Weighted average common and common
 equivalent shares outstanding basic and
 diluted:                                         36,007,855                --         36,007,855                 --
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)


                                                                                            Addi-    Accumulated
                                                            Common Stock    Preferred Stock tional  Other
                                           Comprehensive -----------------------------------Paid-in Comprehensive Accumulated
                                               Loss       Shares   Amount   Shares   Amount Capital Income (Loss)  Deficit    Total
                                            ---------------------------------------------------------------------------------------
                                           (as restated,                                                               (as restated,
                                            see Note 9)                                                                  see Note 9)

Balance at October 31, 2001                   $    --    36,007,855   $ 3   3,739,169  $ 4  $ 5,682   $  37      $(4,395)   $ 1,331

Distributions to members of DW Leasing, LLC        --            --    --          --   --       --      --         (108)      (108)

Unrealized loss on available-for-sale
 marketable securities                            (63)           --    --          --   --       --     (63)          --        (63)

Conversion of debt to preferred stock and
 additional paid-in capital                        --            --    --     619,230   --    3,348      --           --      3,348

Fair value adjustment on redeemable preferred
 shares                                            --            --    --          --   --      423      --           --        423

Net loss                                       (2,496)           --    --          --   --       --      --       (2,496)    (2,496)
                                              --------------------------------------------------------------------------------------

Total comprehensive loss                      $(2,559)
                                              ===========

Balance at April 30, 2002                                36,007,855   $ 3   4,358,399  $ 4    $  9,453 $(26)     $(6,999)   $ 2,435
                                                        ============================================================================



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Six Months Ended
                                                                                 -------------------------------
                                                                                 April 30, 2002  April 30, 2001
                                                                                 -------------------------------
                                                                                  (as restated,
                                                                                   see Note 9)
Cash flow from operating activities:
  Net loss                                                                         $    (2,496)    $      (934)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                          1,346             859
  Other                                                                                    199              51
  Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable, net                                                              (659)           (735)
    Inventories, net                                                                       292             650
    Other, net                                                                             996             514
                                                                                 -------------------------------

Net cash provided by (used in) operating activities                                       (322)            405
                                                                                 -------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                    (405)           (585)
  Payments to acquire U.S. Rubber                                                           --          (5,528)
  Other                                                                                     11              13
                                                                                 -------------------------------

Net cash used in investing activities                                                     (394)         (6,100)
                                                                                 -------------------------------
Cash flows from financing activities:
  Borrowings from and distributions to related parties, net                              1,329             429
  Net borrowings on lines of credit                                                        401              84
  Borrowings (repayments) on long-term debt                                             (1,276)          4,044
  Debt issuance cost                                                                        --             (76)
  Proceeds from issuance of U.S. Rubber common stock                                        --             880
                                                                                 -------------------------------

Net cash provided by (used in) financing activities                                        454           5,361
                                                                                 -------------------------------

Decrease in cash and cash equivalents                                                     (262)           (334)

Cash and cash equivalents, beginning of period                                             529             341
                                                                                 -------------------------------

Cash and cash equivalents, end of period                                           $       267     $         7
                                                                                 ===============================

Interest paid                                                                      $     1,852     $       912
                                                                                 ===============================

Taxes paid                                                                         $        15     $        --
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                                        Six Months Ended
                                                                                 -------------------------------
                                                                                 April 30, 2002  April 30, 2001
                                                                                 -------------------------------
                                                                                  (as restated,
                                                                                   see Note 9)

Supplemental disclosure of noncash operating, investing and financing activities:
  Conversion of debt to preferred stock and additional paid-in capital             $     3,348     $        --
  Conversion of accounts payable, related parties to debt                          $     1,295     $        --
  Purchase price adjustment and conversion of accounts payable to debt for
   United                                                                          $       294     $        --
  Advances to construct coaches and equipment acquired by issuance of debt         $        --     $       292
  Seller notes issued in acquisition of U.S. Rubber                                $        --     $     2,573
  Fair value change on mandatory redeemable preferred stock                        $       423     $        --





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

Basis of Presentation:

The Company's April 30, 2002 consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations for the ten months ended October 31, 2001 of $2,149,000 and a net loss of $4,395,000, which included an asset impairment charge of $2,305,000. In addition, the Company has incurred a net loss of $2,496,000 for the six months ended April 30, 2002. The losses have weakened the Company's financial condition and contributed to its failure to meet certain financial covenants required by the lenders. As a result of these covenant violations which either were not waived, were waived only through November 2002, or were subject to amendments to credit agreements, $4,683,000 of long-term debt has been reclassified and included in the current debt caption of current liabilities as of April 30, 2002. A significant portion of the Company's assets is pledged as collateral on these loans and foreclosure by a bank would seriously impair the Company's existence. In addition, these losses and the reclassification of long-term debt have contributed to a total deficit in working capital of $9,567,000 at April 30, 2002.

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

Earnings Per Share, as restated, see Note 9:

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Basic and diluted weighted average common shares outstanding for 2002 are the same because the Company incurred losses for all periods presented. Therefore, the inclusion of options, warrants and other common stock equivalents in the calculation of diluted loss per share would have an antidilutive effect.

No common shares of the legal acquirer were issued in connection with the acquisition which was accounted for as a reverse merger. Accordingly, there were no common shares outstanding for the period ended April 30, 2001.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and diluted loss per share have been computed as follows:

                                                   Three Months Ended                      Six Months Ended
                                          -------------------------------------- -------------------------------------
                                           April 30, 2002      April 30, 2001     April 30, 2002     April 30, 2001
                                          ------------------ ------------------- ------------------ ------------------

Income (loss) before change in fair
 value of mandatory redeemable
 preferred stock                            $         (965)    $         (579)     $       (2,496)    $         (934)
Change in fair value of mandatory
 redeemable preferred stock                            232                 --                 423                 --
                                          ------------------ ------------------- ------------------ ------------------

Net loss attributable to common
 shareholders                               $         (733)    $         (579)     $       (2,073)    $         (934)
                                          ================== =================== ================== ==================

Weighted average common and common equivalent shares outstanding:
  Basic and diluted                             36,007,855                 --          36,007,855                 --
                                          ================== =================== ================== ==================

Net loss per share, basic and diluted       $        (0.02)    $        --         $        (0.06)    $        --
                                          ================== =================== ================== ==================


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

Pro forma basic and diluted loss per share have been computed below as if the Series C Preferred Stock was converted to common stock. For the three and six months ended April 30, 2003, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 74,783,380 and 74,908,132, respectively. There were no Series C Preferred Stock shares issued or outstanding during the three and six months ended April 30, 2002.

                                                    Three Months Ended                      Six Months Ended
                                          --------------------------------------- --------------------------------------
                                            April 30, 2002      April 30, 2001     April 30, 2002      April 30, 2001
                                          ------------------- ------------------- ------------------ -------------------

Pro forma weighted average common
 shares outstanding, basic and diluted         111,220,780       39,419,240         111,001,235         39,419,240
                                          =================== =================== ================== ===================

Pro forma loss per share, basic and
 diluted, attributable to common
 shareholders                               $         (.01)   $           (.01)   $           (.02) $            (.02)

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

                                       Three Months Ended  Six Months Ended
                                           April 30,           April 30,
                                              2001               2001
                                      ----------------------------------------

Net sales                                $        17,578     $        31,577

Net loss                                 $          (377)    $        (1,292)

Net loss per share - basic and diluted   $          (.02)    $          (.07)

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

3.  INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components (in thousands):

                                                                  April 30,
                                                                   2002          October 31, 2001
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



5.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows (in thousands), as restated, see Note 9:

                                                             Three Months Ended April 30, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $       12,878      $       1,511       $       2,383     $       16,772
  Foreign                                            --                 --                 201                201
                                       ------------------------------------------------------------------------------

Total                                    $       12,878      $       1,511       $       2,584     $       16,973

Cost of goods sold                        $      11,315      $         766       $       2,353      $      14,434

Income (loss) before taxes                $        (690)     $         (20)      $        (255)     $        (965)

Identifiable assets                       $      24,636      $      12,518       $      10,067      $      47,221

Depreciation and amortization expense     $         227      $         165       $         253      $         645

                                                             Three Months Ended April 30, 2001
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $        1,246      $         900       $       2,955     $        5,101
  Foreign                                            --                 --                 159                159
                                       ------------------------------------------------------------------------------

Total                                    $        1,246      $         900       $       3,114     $        5,260

Cost of goods sold                        $       1,100      $         358       $       2,745      $       4,203

Loss before taxes                         $        (172)     $        (365)      $         (43)     $        (580)

Identifiable assets                       $       5,476      $      10,747       $      11,264      $      27,487

Depreciation and amortization expense     $          79      $         227       $         267      $         573


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



5.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

                                                              Six Months Ended April 30, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $       22,128      $       2,554       $       4,462     $       29,144
  Foreign                                            --                 --                 312                312
                                       ------------------------------------------------------------------------------

Total                                    $       22,128      $       2,554       $       4,774     $       29,456

Cost of goods sold                        $      19,722      $       1,339       $       4,399      $      25,460

Loss before taxes                         $      (1,657)     $        (387)      $        (607)     $      (2,651)

Identifiable assets                       $      24,636      $      12,518       $      10,067      $      47,221

Depreciation and amortization expense     $         424      $         410       $         512      $       1,346

                                                              Six Months Ended April 30, 2001
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $        1,364      $       1,179       $       6,195     $        8,738
  Foreign                                            --                 --                 265                265
                                       ------------------------------------------------------------------------------

Total                                    $        1,364      $       1,179       $       6,460     $        9,003

Cost of goods sold                        $       1,183      $         447       $       5,874      $       7,504

Loss before taxes                         $        (309)     $        (531)      $        (107)     $        (947)

Identifiable assets                       $       5,476      $      10,747       $      11,264      $      27,487

Depreciation and amortization expense     $         108      $         302       $         449      $         859


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

                                          =================== ================== ================== ==================
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



9. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2001. The Company is restating its previously issued financial statements for the three months and six months ended April 30, 2002 for this error. In addition, we have also determined the weighted average common and common equivalent shares outstanding as previously reported should not have included Series C preferred stock as it has not yet been converted to common shares and thus is antidilutive. The Company has also restated the consolidated balance sheet and statement of operations for the year ended October 31, 2001 for the redeemable preferred stock and the weighted average common and common equivalent shares, as further discussed in Form 10-K/A for the year ended October 31, 2001.

Below is a comparison of previously reported and restated balances included in the Condensed Consolidated Balance Sheet and Statement of Operations as of and for the three months and six months ended April 30, 2002.


                                                            Previously           Change           As Restated
                                                              Reported
                                                        ------------------- ------------------ ------------------
Statement of Operations:
Three Months Ended April 30, 2002
  Interest expense                                        $         972       $          39      $       1,011
  Loss before income taxes                                         (926)                (39)              (965)
  Net loss                                                         (926)                (39)              (965)

 Weighted average common and common  equivalent shares
outstanding basic and diluted                               111,220,780         (75,212,925)        36,007,855

  Net loss per share                                               (.01)               (.01)              (.02)

Six Months Ended April 30, 2002
  Interest expense                                        $       1,846       $          73      $       1,919
  Loss before income taxes                                       (2,578)                (73)            (2,651)
  Net loss                                                       (2,423)                (73)            (2,496)

Weighted average common and common  equivalent  shares
outstanding basic and diluted                               111,001,235         (74,993,380)        36,007,855

  Net loss per share                                              (.02)                (.04)              (.06)

Balance Sheet:

  Long-term debt, net of current                                 17,679              (1,397)            16,282
  Mandatory redeemable preferred stock                               --               1,012              1,012
  Additional paid-in capital                                      8,960                 493              9,453
  Accumulated deficit                                            (6,891)               (108)            (6,999)

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


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

INTEREST EXPENSE, as restated

The Company's interest expense remains a high percentage when calculated as a percentage of net sales, as all acquisitions were made on a highly leveraged basis. For the three-month period ended April 30, 2002, the percentage of interest expense to net sales of 6% was higher than the 5.7% for the Pro Forma period ended April 30, 2001, reflecting lower sales in the quarter ended April 30, 2002.

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

The Company's working capital position (current assets over current liabilities) was negative at April 30, 2002 by $9,567,000 in part because approximately 43% of the Company's debt is classified as a current liability.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


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

CASH FLOWS (EBITDA), as restated

A summary of our contractual cash obligations for the fiscal years ending 2002 through 2005 and 2006 and thereafter at April 30, 2002 is as follows:

                                                                                                           2006 and
Contractual Obligations                    Total         2002         2003         2004         2005      Thereafter
                                        ------------ ------------- ------------ ------------ ------------ ------------

Long-term debt, with covenant
 violations and classified as current    $2,733,000   $2,733,000    $       --   $       --   $       --   $       --
Long-term debt, and all debt service
 interest payments                       37,932,000    5,351,000     6,433,000    3,783,000    8,599,000   13,766,000
Operating leases                          1,854,000      727,000       980,000       67,000       32,000       48,000
Purchase agreement for equipment          1,350,000    1,350,000            --           --           --           --
Mandatory redeemable preferred stock      1,012,000           --            --           --           --    1,012,000
                                        ------------ ------------- ------------ ------------ ------------ ------------

Total contractual cash obligations       $44,881,000  $10,161,000   $7,413,000   $3,850,000   $8,631,000   $14,826,000
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

*extended by verbal agreement

The Company's net cash used in operations for the six months ended April 30, 2002 was $322,000. This is comprised of a net loss of $2,496,000, decrease in other liabilities of $162,000, and increases in accounts receivable of $659,000, offset by noncash depreciation and amortization of $1,346,000, decreases in inventories of $292,000, decreases in prepaid expenses and other assets of $481,000, increases in accrued expenses and customer deposits of $183,000, and increases in accounts payable of $693,000.

Net cash flow provided from financing activities for the six months ended April 30, 2002 was $454,000. This is comprised of borrowings of long-term debt and net borrowings of short-term debt of $401,000 and borrowings from related parties of $1,329,000, offset by principal repayments of long-term debt of $1,276,000.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


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
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
equipment manufacturing                         $       9    $    472    $    57          $     227       $    (747)

Butyl rubber reclaiming                               150         152        (57)               253            (198)

Coach leasing                                         522         377         --                165             (20)
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $     681    $  1,001    $    --          $     645       $    (965)
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
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
equipment manufacturing                         $    (367)   $    866    $    11          $     424       $  (1,668)

Butyl rubber reclaiming                               233         328       (166)               512            (441)

Coach leasing                                         757         734         --                410            (387)
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $     623    $  1,928    $  (155)         $   1,346       $  (2,496)
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

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits
         The exhibits listed in the Exhibit Index are incorporated herein by reference

         Reports on Form 8-K
         None

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OBSIDIAN ENTERPRISES, INC.

August 25, 2003               By: /s/ Timothy S. Durham
----------------                  ---------------------------------------
Date                              Timothy S. Durham, Chairman and
                                    Chief Executive Officer

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
