Form 10-Q/A
period 2002-07-31
OBSIDIAN ENTERPRISES INC
filed 2003-08-26
CIK 825521

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

                                INTRODUCTORY NOTE

This Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, to amend and restate Items 1 and 2 of
Part I to incorporate certain changes.

                          PART I--FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                     July 31,        October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------
                                                                                    (as restated, see Note 11)
Assets

Current assets:
    Cash and cash equivalents                                                      $          456   $          529
    Marketable securities                                                                     143              223
    Accounts receivable, net of allowance for doubtful accounts
      of $66 for 2002 and $90 for 2001                                                      4,954            3,744
    Accounts receivable, related parties                                                       24              217
    Inventories, net                                                                        6,466            6,694
    Prepaid expenses and other assets                                                         814            1,275
                                                                                 ----------------------------------

Total current assets                                                                       12,857           12,682

Property, plant and equipment, net                                                         23,055           24,232

Other assets:
    Goodwill, net                                                                           7,154            9,210
    Other intangible assets, net of accumulated amortization of $555 for
      2002 and $270 for 2001                                                                1,863            2,147
    Other                                                                                     372              579
                                                                                 ----------------------------------

                                                                                   $       45,301   $       48,850
                                                                                 ==================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                     July 31,       October 31,
                                                                                       2002             2001
                                                                                 ----------------------------------
                                                                                    (as restated, see Note 11)
Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                              $       11,606   $        9,233
    Accounts payable, trade                                                                 3,337            3,620
    Accounts payable, related parties                                                         647              925
    Accrued expenses and customer deposits                                                  2,496            2,388
                                                                                 ----------------------------------

Total current liabilities                                                                  18,086           16,166

Accounts payable, related parties                                                           1,662            2,170

Long-term debt, related parties                                                             3,940                -

Long-term debt, net of current portion                                                     19,216           26,076

Deferred income tax liabilities                                                               875            1,672

Commitments and contingencies                                                                   -                -

Mandatory redeemable preferred stock, Class of Series C Preferred Stock:
 386,206 shares outstanding                                                                 1,094            1,435

Stockholders' equity:
    Common stock, par value $.0001 per share; 40,000,000 shares authorized,
     36,007,855 shares outstanding                                                              3                3
    Preferred stock, 5,000,000 shares authorized; Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized, 4,358,399 and
     3,739,169 shares issued and outstanding for 2002 and 2001, respectively,
     400,000 shares of undesignated preferred stock authorized                                  4                4
    Additional paid-in capital                                                              9,371            5,682
    Accumulated other comprehensive income (loss)                                             (43)              37
    Accumulated deficit                                                                    (8,907)          (4,395)
                                                                                 ----------------------------------

Total stockholders' equity                                                                    428            1,331
                                                                                 ----------------------------------

                                                                                   $       45,301   $       48,850
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)
                                   (unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                            --------------------------------------------------------------------------
                                              July 31, 2002     July 31, 2001      July 31, 2002      July 31, 2001
                                            --------------------------------------------------------------------------
                                              (as restated,                      (as restated, see
                                              see Note 11)                            Note 11)

Net sales                                     $       15,475    $        6,040     $       44,931     $       15,043

Cost of sales                                         12,759             4,768             38,219             12,272
                                            --------------------------------------------------------------------------

Gross profit                                           2,716             1,272              6,712              2,771

Selling, general and administrative
 expenses                                              2,026             1,258              6,720              2,749
Insurance recovery                                      (325)                -               (325)                 -
                                            --------------------------------------------------------------------------

Income  from operations                                1,015                14                316                 22

Other income (expense):
  Interest expense, net                                 (909)             (690)            (2,828)            (1,578)
  Other income (expense)                                   1                11                (32)               (56)
                                            --------------------------------------------------------------------------

Income (loss) before income taxes                        107              (665)            (2,544)            (1,612)

Income tax benefit                                         -                52                155                 65
                                            --------------------------------------------------------------------------

Income (loss) before cumulative effect of
 change in accounting principle                          107              (613)            (2,389)            (1,547)

Cumulative effect of change in accounting
 principle                                                 -                 -             (2,015)                 -
                                            --------------------------------------------------------------------------

Net income (loss)                             $          107    $         (613)    $       (4,404)    $       (1,547)
                                            ==========================================================================

Income (loss) per share before cumulative effect of change in accounting principle:
  Basic                                       $          .00    $         (.02)    $         (.06)    $         (.08)
                                            ==========================================================================
  Diluted                                     $          .00    $         (.02)    $         (.05)    $         (.08)
                                            ==========================================================================

Cumulative effect of change in accounting principle:
  Basic                                       $          .00    $          .00     $         (.06)    $          .00
                                            ==========================================================================
  Diluted                                     $          .00    $          .00     $         (.05)    $          .00
                                            ==========================================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.


Net income (loss) per share:
  Basic                                       $          .00    $         (.02)    $         (.11)    $         (.01)
                                            ==========================================================================
  Diluted                                     $          .00    $         (.02)    $         (.11)    $         (.01)
                                            ==========================================================================

Weighted average common and common equivalent shares outstanding:
  Basic                                           36,007,855        26,184,890         36,007,855         20,578,631
                                            ==========================================================================
  Diluted                                        128,701,226        26,184,890         36,007,855         20,578,631
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)


                                                                           Addi-    Accumulated
                                           Common Stock   Preferred Stock  tional    Other
                         Comprehensive ----------------------------------- Paid-in  Comprehensive  Accumulated
                            Loss         Shares   Amount  Shares  Amount   Capital   Income (Loss)   Deficit         Total
                          ---------------------------------------------------------------------------------------------------------
                          (as restated,                                                                          (as restated,
                          see Note 11)                                                                           see Note 11)

Balance at October 31,
 2001                        $  -       36,007,855   $3  3,739,169  $4     $5,682     $  37        $ (4,395)    $   1,331

Distributions to members
 of DW Leasing, LLC             -                -               -   -          -         -            (108)         (108)

Unrealized loss on
 available-for-sale
 marketable securities        (80)               -    -          -   -          -       (80)              -           (80)

Conversion of debt to
 preferred stock and
 additional paid-in capital     -                -    -    619,230   -      3,348         -               -         3,348

Fair value adjustment on
 redeemable preferred
 stock                          -                -    -          -   -        341         -               -           341

Net loss                   (4,404)               -    -          -   -          -         -          (4,404)       (4,404)
                          ---------------------------------------------------------------------------------------------------------

Total comprehensive loss  $(4,484)
                          ========

Balance at July 31, 2002                36,007,855   $3  4,358,399  $4    $ 9,371    $  (43)       $ (8,907)    $     428
                                    ===============================================================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                 -------------------------------
                                                                                  July 31, 2002  July 31, 2001
                                                                                 -------------------------------
                                                                                  (as restated,
                                                                                  see Note 11)

Cash flow from operating activities:
  Net loss                                                                         $    (4,404)    $    (1,547)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                          2,018           1,469
  Goodwill impairment loss                                                               2,015               -
  Other                                                                                   (351)            250
  Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable, net                                                            (1,209)            135
    Inventories, net                                                                       227           1,001
    Other, net                                                                             840            (902)
                                                                                 -------------------------------

Net cash provided by (used in) operating activities                                       (864)            406
                                                                                 -------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                    (577)           (863)
  Payments to acquire U.S. Rubber                                                            -          (5,528)
  Other                                                                                     16               9
                                                                                 -------------------------------

Net cash used in investing activities                                                     (561)         (6,382)
                                                                                 -------------------------------
Cash flows from financing activities:
  Borrowings from and distributions to related parties, net                        $     1,778     $     1,044
  Net borrowings on lines of credit                                                      1,102             408
  Borrowings (repayments) on long-term debt                                             (1,528)          3,413
  Debt issuance cost                                                                         -             (76)
  Proceeds from issuance of U.S. Rubber common stock                                         -             880
                                                                                 -------------------------------

Net cash provided by financing activities                                                1,352           5,669
                                                                                 -------------------------------

Decrease in cash and cash equivalents                                                      (73)           (307)

Cash and cash equivalents, beginning of period                                             529             340
                                                                                 -------------------------------

Cash and cash equivalents, end of period                                           $       456     $        33
                                                                                 ===============================

Interest paid                                                                      $     2,389     $     1,578
                                                                                 ===============================

Taxes paid (refunded)                                                              $         -     $      (163)
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)




                                                                                       Nine Months Ended
                                                                                 -------------------------------
                                                                                  July 31, 2002  July 31, 2001
                                                                                 -------------------------------
                                                                                  (as restated,
                                                                                  see Note 11)

Supplemental disclosure of noncash operating, investing and financing activities:
  Conversion of debt to preferred stock and additional paid-in capital             $     3,348     $         -
  Conversion of accounts payable, related parties to debt                          $     1,295     $         -
  Purchase price adjustment and conversion of accounts payable to debt for
   United                                                                          $       294     $         -
  Advances to construct coaches and equipment acquired by issuance of debt         $         -     $       292
  Seller notes issued in acquisition of U.S. Rubber                                $         -     $     2,573
  Fair value change on mandatory redeemable preferred stock                        $       341     $         -









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

The previously issued Form 10-Q for the period ended July 31, 2001 included the financial results of U.S. Rubber Reclaiming, Inc. for the seven-month period ended July 31, 2001. The financial results for the period ended July 31, 2001 included in this Form 10-Q include the operations of U.S. Rubber Reclaiming, Inc. for the nine-month period ended July 31, 2001 for comparative purposes.

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

Basis of Presentation:

The Company's July 31, 2002 consolidated financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations for the ten months ended October 31, 2001 of $2,149,000 and a net loss of $4,395,000, which included an asset impairment charge of $2,305,000. In addition, the Company has incurred a net loss of $4,404,000 for the nine months ended July 31, 2002. The losses have weakened the Company's financial condition and contributed to its failure to meet certain financial covenants required by the lenders. As a result of these covenant violations which either were not waived, were waived only through November 2002, or were subject to amendments to credit agreements, $3,953,000 of long-term debt has been reclassified and included in the current debt caption of current liabilities as of July 31, 2002. A significant portion of the Company's assets is pledged as collateral on these loans and foreclosure by a bank would seriously impair the Company's existence. In addition, these losses and the reclassification of long-term debt have contributed to a total deficit in working capital of $5,229,000 at July 31, 2002.

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

Earnings Per Share, as restated, see Note 11:

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and diluted earnings (loss) per share have been computed as follows:

                                                   Three Months Ended                     Nine Months Ended
                                          -------------------------------------- -------------------------------------
                                            July 31, 2002      July 31, 2001       July 31, 2002      July 31, 2001
                                          ------------------ ------------------- ------------------ ------------------

Income (loss) before cumulative effect
 of accounting change                       $          107     $         (613)     $       (2,389)    $       (1,547)
Change in fair value of mandatory
 redeemable preferred stock                            (82)                 -                 341                  -
                                          ------------------ ------------------- ------------------ ------------------

Income (loss) attributable to common
 shareholders before cumulative effect
 of accounting change                                   25               (613)             (2,048)            (1,547)

Cumulative effect of change in
accounting principle                                     -                  -              (2,015)                 -
                                          ------------------ ------------------- ------------------ ------------------

Net income (loss) attributable to
 common shareholders                        $           25     $         (613)     $       (4,063)    $       (1,547)
                                          ================== =================== ================== ==================

Weighted average common and common equivalent shares outstanding:
  Basic                                         36,007,855         26,184,890          36,007,855         20,578,631
                                          ================== =================== ================== ==================
  Diluted                                      128,701,226         26,184,890          36,007,855         20,578,631
                                          ================== =================== ================== ==================

Earnings (loss) per share, basic:
  From continuing operations                $        (0.02)    $        (0.02)     $        (0.06)    $        (0.08)
  Cumulative effect of accounting
  change                                              0.00               0.00               (0.05)              0.00
                                          ------------------ ------------------- ------------------ ------------------

Net income (loss) per share, basic          $        (0.02)    $        (0.02)     $        (0.11)    $        (0.08)
                                          ================== =================== ================== ==================

Earnings (loss) per share, diluted:
  From continuing operations                $         0.00     $        (0.02)     $        (0.06)    $        (0.08)
  Cumulative effect of accounting
  change                                              0.00               0.00               (0.05)              0.00
                                          ------------------ ------------------- ------------------ ------------------

Net income (loss) per share, diluted        $         0.00     $        (0.02)     $        (0.11)    $        (0.08)
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

Pro forma basic and diluted loss per share have been computed below as if the Series C Preferred Stock was converted to common stock. For the three months ended July 31, 2002 and 2001,  respectively,  the Series C  Preferred  Stock has been reflected on a weighted average basis outstanding as common shares of 87,262,511 and 32,167,442 respectively. For the nine months ended July 31, 2002 and 2001, respectively, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 79,205,791 and 36,291,687, respectively.

                                                    Three Months Ended                      Six Months Ended
                                          --------------------------------------- --------------------------------------
                                            July 31, 2002       July 31, 2001       July 31, 2002      July 31, 2001
                                          ------------------- ------------------- ------------------ -------------------

Pro forma weighted average common shares outstanding:
  Basic                                        123,175,835          58,352,332         115,119,114         57,685,179
  Diluted                                      128,701,226          58,352,332         115,119,114         57,685,179

Pro forma net loss per share attributable to common shareholders:
  Basic                                     $       (.00)       $       (.01)       $       (.04)      $       (.03)
  Diluted                                   $       (.00)       $       (.01)       $       (.04)      $       (.03)

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



2.   PRO FORMA INFORMATION, as restated

The unaudited condensed consolidated results of operations shown below are presented on a pro forma basis and represent the results of Obsidian Enterprises, Inc. (formerly Danzer), Danzer Industries, U.S. Rubber, United, Champion, Pyramid, Obsidian Leasing and DW Leasing on a combined basis. The schedule below includes all necessary pro forma adjustments for all entities for the periods shown.

                                       Three Months Ended  Nine Months Ended
                                            July 31,           July 31,
                                              2001               2001
                                      ----------------------------------------

Net sales                                $        16,047     $        47,624

Net loss                                 $          (344)    $        (1,637)

Net loss per share - basic               $         (.01)     $         (.08)

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

3.   INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components (in thousands):

                                                                 July 31,
                                                                   2002          October 31, 2001
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

                                                               Quarter Ended     Six Months Ended
                                                             January 31, 2002     April 30, 2002
                                                             ------------------ -------------------

Net loss as previously reported                                $       (1,531)    $       (2,496)
Less cumulative effect of change in accounting principle               (2,015)            (2,015)
                                                             ------------------ -------------------

Net loss as restated                                           $       (3,456)    $       (4,511)
                                                             ================== ===================

Weighted average common and common equivalent shares
 outstanding basic and diluted                                     36,007,855         36,007,855

Basic and diluted loss per share, as previously reported       $        (0.04)    $        (0.07)
Add cumulative effect of change in accounting principle                 (0.06)             (0.06)
                                                             ------------------ -------------------

Basic and diluted loss per share as restated                   $        (0.10)    $       (0. 13)
                                                             ================== ===================

The changes in the carrying amount of goodwill are as follows (in thousands):

                                             Trailer            Holding              Total
                                           Manufacturing         Company
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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



6.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows (in thousands), as restated (see Note 11):

                                                             Three Months Ended July 31, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $       10,711      $       1,959       $       2,672     $       15,342
  Foreign                                             -                  -                 133                133
                                       ------------------------------------------------------------------------------

Total                                    $       10,711      $       1,959       $       2,805     $       15,475

Cost of goods sold                       $        9,311      $         997       $       2,451     $       12,759

Income (loss) before taxes               $         (374)     $         163       $         318     $          107

Identifiable assets                      $       21,331      $      12,670       $      10,650     $       44,651*

Depreciation and amortization expense    $          215      $         169       $         289     $          673

*Identifiable assets, as stated above                                                              $       44,651
  Corporate-level goodwill                                                                                    650
                                                                                                --------------------

Total assets                                                                                      $        45,301
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



                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



6. BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

                                                              Nine Months Ended July 31, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                               $       32,839      $       4,513       $       7,134     $       44,486
  Foreign                                             -                  -                 445                445
                                       ------------------------------------------------------------------------------

Total                                    $       32,839      $       4,513       $       7,579     $       44,931

Cost of goods sold                       $       29,033      $       2,336       $       6,850     $       38,219

Loss before taxes                        $       (2,031)     $        (224)      $        (289)    $       (2,544)

Identifiable assets                      $       21,331      $      12,670       $      10,650     $       44,651*

Depreciation and amortization expense    $          639      $         579       $         800     $        2,018


*Identifiable assets, as stated above                                                              $      44,651
  Corporate-level goodwill                                                                                   650
                                                                                                --------------------

Total assets                                                                                      $       45,301
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

                                          =================== ================== ================== ==================
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

11.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In December 2002, the Company became aware of an error related to the accounting for the redeemable preferred stock issued in connection with subordinated debt pertaining to the United acquisition on July 31, 2001. In addition, we have also determined the weighted average common and common equivalent shares outstanding as previously reported should not have included Series C preferred stock as it has not yet been converted to common shares and thus is antidilutive. The Company is restating its previously issued financial statements for the three months and nine months ended July 31, 2002 for this error. The Company has also restated the consolidated balance sheet and statement of operations for the year ended October 31, 2001 for the redeemable preferred stock and the weighted average common and common equivalent shares as further discussed in Form 10-K/A for the year ended October 31, 2001.

Below is a comparison of previously reported and restated balances included in the Condensed Consolidated Balance Sheet and Statement of Operations as of and for the three months and nine months ended July 31, 2002.



                                                            Previously           Change           As Restated
                                                             Reported
                                                        ------------------- ------------------ ------------------
Statement of Operations:
Three Months Ended July 31, 2002
  Interest expense                                        $         867       $          42      $         909
  Income before income taxes                                        149                 (42)               107
  Net income                                                        149                 (42)               107

 Weighted average common and common equivalent shares outstanding:
 Basic                                                      123,175,835         (87,167,980)        36,007,855
 Diluted                                                    129,251,572            (550,346)       128,701,226

  Net income per share basic                                        .00                  --                .00
  Net income per share diluted                                      .00                  --                .00

Nine Months Ended July 31, 2002
  Interest expense                                        $       2,713       $         115      $       2,828
  Loss before income taxes and cumulative
effect of change in accounting principle                         (2,429)               (115)            (2,544)
  Net loss                                                       (4,289)               (115)            (4,404)

Weighted average common and common equivalent shares
outstanding basic and diluted                               115,119,114         (79,111,259)        36,007,855

  Net loss per share before cumulative effect of
change in accounting principle                                    (.02)                (.04)             (.06)
  Net loss per share                                              (.04)                (.08)             (.12)

Balance Sheet:

  Long-term debt, net of current                                 20,571              (1,355)           19,216
  Mandatory redeemable preferred stock                               --               1,094             1,094
  Additional paid-in capital                                      8,960                 411             9,371
  Accumulated deficit                                            (8,757)               (150)           (8,907)

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



INTEREST EXPENSE

Interest expense for the three months ended July 31, 2002 as a percentage of average debt borrowings of $35,893 was 2.5% (10%, as restated, on an annual basis). Interest expense for the three months ended July 31, 2001 as a percentage of average debt borrowings of $24,964 was 2.8% (11.2% on an annual basis). The decrease is primarily due to the reduction of the prime rate as well as the refinancing debt and equity transactions discussed below in "Liquidity and Capital Resources," "Refinancing Activities," and "Partners Equity Transactions."

Interest expense for the nine months ended July 31, 2002 as a percentage of average debt borrowings of $36,448 was 7.8% (10.4% on an annual basis). Interest expense for the nine months ended July 31, 2001 as a percentage of average debt borrowings of $24,601 was 6.4% (8.6% on an annual basis). The increase for 2002 is due to additional debt of the entities that were not part of the consolidated group during the nine months ended July 31, 2001. Portions of this debt carries higher interest rates than rates charged on debt outstanding in the prior year. This increase is net of the factors described above.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES




CASH FLOWS (EBITDA), as restated

A summary of our contractual cash obligations for the fiscal years ending 2002 through 2005 and 2006 and thereafter at July 31, 2002 is as follows:


Contractual Obligations                    Total         2002         2003         2004         2005       2006 and
                                                                                                          Thereafter
                                        ------------ ------------- ------------ ------------ ------------ ------------

Long-term debt, with covenant
 violations and classified as current    $3,953,000   $3,953,000    $        -   $        -   $        -   $        -
Long-term debt, and all debt service
 interest payments                       39,682,000    2,068,000     7,734,000    7,291,000    9,025,000   13,564,000
Operating leases                          1,854,000      727,000       980,000       67,000       32,000       48,000
Purchase agreement for equipment          2,343,000    2,343,000
Mandatory redeemable preferred stock      1,094,000            -             -            -            -    1,094,000
                                        ------------ ------------- ------------ ------------ ------------ ------------

Total contractual cash obligations       $48,926,000  $9,091,000    $8,714,000   $7,358,000   $9,057,000   $14,706,000
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

*currently in negotiations with a new lender

The Company's net cash used in operations for the nine months ended July 31, 2002 was $864. This is comprised of a net loss of $4,404, decreases in other liabilities of $351 and increases in accounts receivable of $1,209, offset by noncash depreciation and amortization of $2,018 and goodwill impairment loss of $2,015, decreases in inventories of $227, prepaid expenses and other assets of $333, increases in accrued expenses and customer deposits of $495, and accounts payable of $12.

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
                                                EBITDA       Expense      Taxes       & Amortization        (Loss)
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
equipment manufacturing                         $     276    $    435    $     -          $     215       $    (374)

Coach leasing                                         697         365          -                169             163

Butyl rubber reclaiming                               716         109          -                289             318
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $   1,689    $    909    $     -          $     673       $     107
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
                                              ------------ ------------ ----------- -------------------- -------------

Trailer and related transportation
equipment manufacturing                         $     (91)   $  1,301    $   (46)         $   2,654*      $  (4,000)

Coach leasing                                       1,454       1,099          -                579            (224)

Butyl rubber reclaiming                               948         437       (109)               800            (180)
                                              ------------ ------------ ----------- -------------------- -------------

Total Company                                   $   2,311    $  2,837    $  (155)         $   4,033       $  (4,404)
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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits.

         The exhibits listed in the Exhibit Index are incorporated herein by reference.

         Reports on Form 8-K.
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OBSIDIAN ENTERPRISES, INC.

August 25, 2003                    By:/s/ Timothy S. Durham
                                      ------------------------------------------
                                      Timothy S. Durham, Chief Executive Officer

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