Form 10-Q
period 2003-07-31
OBSIDIAN ENTERPRISES INC
filed 2003-09-15
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended July 31, 2003

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

     111 Monument Circle, Suite 4800
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

             YES   X                       NO
                 -------                      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

             YES                           NO    X
                 ------                       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock                  Outstanding at
             $.0001 par value              July 31, 2003
                                           36,007,855 shares

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION:

  Item 1 - Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets - July 31, 2003 and October 31, 2002

     Condensed Consolidated Statements of Operations
       Three Months and Nine Months Ended July 31, 2003 and 2002

     Condensed Consolidated Statement of Changes of Stockholders' Deficit
       And Comprehensive Loss

     Condensed Consolidated Statements of Cash Flows
       Nine Months Ended July 31, 2003 and 2002

     Notes to Condensed Consolidated Financial Statements

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk

  Item 4 - Controls and Procedures

PART II - OTHER INFORMATION:

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities and Use of Proceeds

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K




PART I--FINANCIAL INFORMATION
Item 1 Condensed Consolidated Financial Statements

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                     July 31,        October 31,
                                                                                       2003             2002
                                                                                 ----------------------------------
Assets

Current assets:
  Cash and cash equivalents                                                        $          329   $          920
  Marketable securities                                                                        80              137
  Accounts receivable, net of allowance for doubtful
  accounts of $492 for 2003 and $495 for 2002                                               4,597            3,307
  Accounts receivable, related parties                                                        229              206
  Inventories, net                                                                          7,692            7,315
  Prepaid expenses and other assets                                                           903            1,049
                                                                                 ----------------------------------

Total current assets                                                                       13,830           12,934

Property, plant and equipment, net                                                         24,271           23,048

Other assets:
  Goodwill                                                                                  6,434            6,434
  Other intangible assets, net of accumulated amortization of $787 for 2003 and
  $555 for 2002                                                                             1,562            1,853
  Other                                                                                        28              116
  Assets of subsidiary held for sale                                                           --            1,538
                                                                                 ----------------------------------

                                                                                   $       46,125   $       45,923
                                                                                 ==================================



The accompanying notes are an integral part of the condensed consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)



                                                                                      July 31,       October 31,
                                                                                        2003             2002
                                                                                  ----------------------------------
Liabilities and Stockholders' Deficit

Current liabilities:
  Current portion of long-term debt                                                 $        6,889   $        5,667
  Current portion of long-term debt, related parties                                            73               --
  Accounts payable, trade                                                                    2,398            3,450
  Accounts payable, related parties                                                            805              668
  Accrued expenses and customer deposits                                                     2,473            1,558
                                                                                  ----------------------------------

Total current liabilities                                                                   12,638           11,343

Long-term debt, related parties                                                             13,107            5,518

Long-term debt, net of current portion                                                      20,155           23,879

Deferred income tax liabilities                                                                599            1,624

Liabilities of subsidiary held for sale                                                         --            2,848

Commitments and contingencies                                                                   --               --

Mandatory redeemable preferred stock:
  Class of Series C Preferred Stock: 386,206 shares outstanding for
  2003               and 2002                                                                1,125            1,400
Class of Series D Preferred Stock: 16,071 shares outstanding for 2003                          337               --

Stockholders' deficit:
  Common stock, par value $.0001 per share; 40,000,000 shares authorized,
  36,007,855 shares outstanding                                                                  3                3
  Preferred stock, 5,000,000 shares authorized; Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized, 3,982,193 issued and outstanding for 2003 and 2002, 200,000 shares of undesignated preferred stock
  authorized                                                                                     5                5
  Preferred stock, 200,000 shares authorized; Class of Series D convertible preferred stock, par value $.001, 104,402 and 88,330 shares issued and
  outstanding in 2003 and 2002, respectively                                                    --               --
Additional paid-in capital                                                                  11,873           10,184
Accumulated other comprehensive loss                                                          (106)             (49)
Accumulated deficit                                                                        (13,611)         (10,832)
                                                                                  ----------------------------------

Total stockholders' deficit                                                                 (1,836)            (689)
                                                                                  ----------------------------------

                                                                                    $       46,125   $       45,923
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


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)
                                   (unaudited)

                                                      Three Months Ended                   Nine Months Ended
                                             -------------------------------------------------------------------------
                                               July 31, 2003     July 31, 2002      July 31, 2003     July 31, 2002
                                             -------------------------------------------------------------------------
Net sales                                      $       16,795    $       15,239     $       42,802    $       42,302

Cost of sales                                          14,390            12,400             37,445            35,320
                                             -------------------------------------------------------------------------

Gross profit                                            2,405             2,839              5,357             6,982

Selling, general and administrative expenses            1,976             1,855              6,229             6,118
Insurance recovery                                         --              (325)                --              (325)
                                             -------------------------------------------------------------------------

Income (loss) from operations                             429             1,309               (872)            1,189

Other income (expense):
  Interest expense, net                                  (889)             (839)            (2,577)           (2,616)
  Other income (expense)                                  (59)                1                (52)              (32)
                                             -------------------------------------------------------------------------

Income (loss) before income taxes,
 discontinued operations and cumulative
 effect of change in accounting principle                (519)              471             (3,501)           (1,459)

Income tax benefit                                        212                --                771               155
                                             -------------------------------------------------------------------------

Income (loss) before discontinued
 operations and cumulative effect of change
 in accounting principle                                 (307)              471             (2,730)           (1,304)

Loss from discontinued operations, net of
 tax                                                       --              (364)               (49)           (1,085)
                                             -------------------------------------------------------------------------

Income (loss) before cumulative effect of
 change in accounting principle                          (307)              107             (2,779)           (2,389)

Cumulative effect of change in accounting
 principle                                                 --                --                 --            (2,015)
                                             -------------------------------------------------------------------------

Net income (loss)                              $         (307)   $          107     $       (2,779)   $       (4,404)
                                             =========================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.





                                                      Three Months Ended                   Nine Months Ended
                                              ------------------------------------------------------------------------
                                                July 31, 2003     July 31, 2002     July 31, 2003     July 31, 2002
                                              ------------------------------------------------------------------------
Basic and diluted income (loss) per share attributable to common shareholders:
  From continuing operations:
    Basic                                       $          .00    $          .01    $         (.07)   $         (.03)
                                              ========================================================================
    Diluted                                     $          .00    $          .00    $         (.07)   $         (.03)
                                              ========================================================================

  Discontinued operations, net of tax:
    Basic                                       $          .00    $         (.01)   $         (.00)   $         (.03)
                                              ========================================================================
    Diluted                                     $          .00    $         (.00)   $         (.00)   $         (.03)
                                              ========================================================================

  Cumulative effect of change in accounting principle:
    Basic                                       $          .00    $          .00    $          .00    $         (.05)
                                              ========================================================================
    Diluted                                     $          .00    $          .00    $          .00    $         (.05)
                                              ========================================================================

  Net income (loss):
    Basic                                       $          .00    $          .00    $         (.07)   $         (.11)
                                              ========================================================================
    Diluted                                     $          .00    $          .00    $         (.07)   $         (.11)
                                              ========================================================================

  Weighted average common shares outstanding:
    Basic                                           36,007,855        36,007,855        36,007,855        36,007,855
                                              ========================================================================
    Diluted                                        149,915,726       128,701,226        36,007,855        36,007,855
                                              ========================================================================



The accompanying notes are an integral part of the condensed consolidated financial statements.

                                              OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                             (dollars in thousands)
                                   (unaudited)
                                                                    Series C          Series D             Accumu-
                                                                   Convertible      Convertible             lated
                                                                    Preferred         Preferred    Addi-    Other
                                                Common Stock          Stock             Stock     tional   Compre-  Accumu-
                               Comprehensive  --------------------------------------------------- Paid-in  hensive   lated
                                   Loss       Shares    Amount    Shares Amount     Shares Amount Capital   Loss    Deficit   Total
                               -----------------------------------------------------------------------------------------------------

Balance at October 31, 2002      $    --    36,007,855    $3    4,368,399 $ 5       88,330  $--   $10,184  $ (49) $(10,832)  $ (689)

Contribution to capital from
 sale of Champion to related
 party                                --            --    --           --  --           --   --     1,142    --         --    1,142

Fair value adjustment on
 redeemable preferred stock           --            --    --           --  --           --   --       275    --         --      275

Tax effect of sale of coaches
 to DC Investments Leasing, LLC       --            --    --           --  --           --   --       (96)   --         --      (96)

Extension of stock options            --            --    --           --  --           --   --        30    --         --       30

Issuance of mandatory
 redeemable preferred stock           --            --    --           --  --       32,143   --        --    --         --       --

Assignment of Mandatory
 redeemable preferred stock           --            --    --           --  --                --       338    --         --      338

Unrealized loss on
 available-for-sale marketable
 securities                          (57)           --    --           --  --           --   --        --   (57)        --      (57)

Net loss                          (2,779)           --    --           --  --           --   --        --    --     (2,779)  (2,779)
                               ----------------------------------------------------------------------------------------------------

Total comprehensive loss         $(2,836)
                               ===========

Balance at July 31, 2003                    36,007,855    $3    4,368,399 $ 5      120,473  $--   $11,873  $(106) $(13,611) $(1,836)
                                            =======================================================================================



The accompanying notes are an integral part of the condensed consolidated financial statements.




                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                            Nine Months Ended
                                                                                      -------------------------------
                                                                                      July 31, 2003   July 31, 2002
                                                                                      -------------------------------
Cash flow from operating activities:
  Loss from continuing operations                                                       $    (2,730)   $    (3,319)
  Adjustments to reconcile loss from continuing operations to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                                                               2,232          1,907
  Goodwill impairment loss                                                                       --          2,015
  Other                                                                                        (538)          (349)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                                 (1,289)        (1,317)
    Inventories, net                                                                           (376)          (498)
    Other, net                                                                                 (252)         1,451
                                                                                      -------------------------------

Net cash used in operating activities                                                        (2,953)          (110)
                                                                                      -------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                         (560)          (575)
  Other                                                                                          23             16
                                                                                      -------------------------------

Net cash used in investing activities                                                          (537)          (559)
                                                                                      -------------------------------

Cash flows from financing activities:
  Advances from (repayments to) related parties, net                                         (1,414)           272
  Net borrowings on lines of credit                                                           1,907          1,143
  Borrowings (repayments) on long-term debt, including related parties                        2,447           (822)
                                                                                      -------------------------------
                                                                                      -------------------------------

Net cash provided by financing activities                                                     2,940            593

Net cash provided by (used in) discontinued operations                                          (41)             6
                                                                                      -------------------------------
                                                                                      -------------------------------

Decrease in cash and cash equivalents                                                          (591)           (70)

Cash and cash equivalents, beginning of period                                                  920            529
                                                                                      -------------------------------

Cash and cash equivalents, end of period                                                $       329    $       459
                                                                                      ===============================

Interest paid                                                                           $     2,577    $     2,389
                                                                                      ===============================

Taxes paid                                                                              $        63    $        --
                                                                                      ===============================



The accompanying notes are an integral part of the condensed consolidated financial statements.



                                                                                       Nine Months Ended
                                                                                 -------------------------------
                                                                                  July 31, 2003  July 31, 2002
                                                                                 -------------------------------


Supplemental disclosure of noncash operating, investing and financing activities:
Acquisition of coaches and equipment through issuance of debt                      $     2,304     $        --
Contribution to capital from sale of Champion to related party                     $     1,142     $        --
Issuance of mandatory redeemable preferred stock in conjunction with the sale
 of Champion                                                                       $       338     $        --
Assignment and assumption of mandatory redeemable preferred stock to Fair
 Holdings                                                                          $       675     $        --
Tax effect of sale of coaches to a related party                                   $        96     $        --
Fair value change on mandatory redeemable preferred stock                          $       275     $       341
Reclassification of debt due to assumption of credit agreement by Fair Holdings    $     1,488     $        --
Conversion of debt to preferred stock and additional paid-in capital               $        --     $     3,348
Conversion of accounts payable, related parties to debt                            $        --     $     1,295
Purchase price adjustment and conversion of accounts payable to debt for United    $        --     $       294



The accompanying notes are an integral part of the condensed consolidated financial statements.


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)


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

Pursuant to the Plan of Acquisition and Reorganization, United Expressline, Inc. was acquired July 31, 2001.

The accompanying financial data as of July 31, 2003 and for the three and nine months ended July 31, 2003 and 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2002 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended October 31, 2002. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of July 31, 2003, results of operations for the three and nine months ended July 31, 2003 and cash flows and stockholders' deficit for the nine months ended July 31, 2003 have been made. The results of operations for the three and nine months ended July 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

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

Basis of Presentation:

Over the past year, the Company has undertaken various actions to improve its operations and liquidity. Such actions include the sale of Champion described in
Note 3, as well as conversion of debt to equity and refinancing of certain of its debt agreements as described in detail in the Company's 10-K for the year ended October 31, 2002. Management believes that the Company has financing agreements in place to provide adequate liquidity and working capital throughout fiscal 2003. However, there can be no assurance that such working capital and liquidity will in fact be adequate. Therefore, the Company may be required to draw upon other liquidity sources. The Company has therefore secured an increased financial commitment from Fair Holdings, Inc. ("Fair Holdings"), an entity controlled by the Company's Chairman, to provide, as needed, additional borrowings under a $8,000 line of credit agreement, which expires January 9, 2005. As of July 31, 2003, availability under the agreement is approximately $2,480.

The Company incurred a net loss for the year ended October 31, 2002 of $6,330, which included an asset impairment charge of $720, cumulative effect of change in accounting principle of $2,015 and a loss from discontinued operations of $1,040. In addition, the Company incurred a loss from continuing operations of $307 and $2,730 for the three and nine months ended July 31, 2003, respectively. Several of the Company's subsidiaries were acquired in highly leveraged transactions and this factor combined with the loss has contributed to its failure to meet certain financial covenants required by two of its lenders. As of July 31, 2003, the lenders have waived all covenant violations.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)


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

Management, as a part of its plan towards resolving these issues and generating positive cash flow and earnings, has taken the actions as described in the Company's 10-K for the year ended October 31, 2002 as well as the actions described below during the nine months ended July 31, 2003.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)


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

Significant Accounting Policies:

Earnings Per Share:

Basic per-share amounts are computed, generally, by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted per-share amounts are computed similar to basic per-share amounts except that the weighted-average shares outstanding are increased to include additional shares for the assumed conversion of Company's Series C and Series D Preferred Stock and assumed exercise of stock options and warrants, if dilutive.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and diluted earnings (loss) per share have been computed as follows:


                                                   Three Months Ended                     Nine Months Ended
                                          -------------------------------------- -------------------------------------
                                            July 31, 2003      July 31, 2002       July 31, 2003      July 31, 2002
                                          ------------------ ------------------- ------------------ ------------------

Income (loss) before discontinued
 operations and cumulative effect of
 change in accounting principle             $         (307)    $          471      $       (2,730)    $       (1,304)
Change in fair value of mandatory
 redeemable preferred stock                            411                (82)                275                341
                                          ------------------ ------------------- ------------------ ------------------

Income (loss) attributable to common
 shareholders before discontinued
 operations and cumulative effect of
 change in accounting principle                        104                389              (2,455)              (963)

Loss from discontinued operations, net
of tax                                                  --               (364)                (49)            (1,085)

Cumulative effect of change in
accounting principle                                    --                 --                  --             (2,015)
                                          ------------------ ------------------- ------------------ ------------------

Net income (loss) attributable to
 common shareholders                        $           10-4   $           25      $       (2,504)    $       (4,063)
                                          ================== =================== ================== ==================

Weighted average common shares outstanding:
   Basic                                        36,007,855         36,007,855          36,007,855         36,007,855
                                          ================== =================== ================== ==================
   Diluted                                     149,915,726        128,701,226          36,007,855         36,007,855
                                          ================== =================== ================== ==================

Earnings (loss) per share attributable
 to common shareholders:
  From continuing operations:
    Basic                                   $          .00     $          .01      $         (.07)    $         (.03)
    Diluted                                            .00                .01                (.07)              (.03)

  Discontinued operations, net of tax:
    Basic                                              .00               (.01)               (.00)              (.03)
    Diluted                                            .00               (.00)               (.00)              (.03)

                                          ------------------ ------------------- ------------------ ------------------
  Cumulative effect of change in
    accounting principle:
                                          ------------------ ------------------- ------------------ ------------------
    Basic                                              .00                .00                 .00               (.05)
    Diluted                                            .00                .00                 .00               (.05)
                                          ------------------ ------------------- ------------------ ------------------

Net income (loss):
  Basic                                     $          .00     $          .00      $         (.07)    $        (0.11)
                                          ================== =================== ================== ==================
  Diluted                                   $          .00     $          .00      $         (.07)    $        (0.11)
                                          ================== =================== ================== ==================

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Pro forma basic and diluted loss per share have been computed below as if the Series C and Series D Preferred Stock were converted to common stock. For the three and nine months ended July 31, 2003, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares of
87,367,980. For the three and nine months ended July 31, 2002, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 87,167,980 and 79,111,259, respectively. The Series D Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 21,082,775 and 19,283,594 for the three and nine months ended July 31, 2003, respectively. There were no Series D Preferred Stock shares issued or outstanding during the three and nine months ended July 31, 2002.


                                                    Three Months Ended                      Nine Months Ended
                                          --------------------------------------- --------------------------------------
                                            July 31, 2003       July 31, 2002       July 31, 2003      July 31, 2002
                                          ------------------- ------------------- ------------------ -------------------

Pro forma weighted average common shares outstanding:
  Basic                                        144,458,610         123,175,835         142,659,429        115,119,114
  Diluted                                      149,915,726         128,701,226         142,659,429        115,119,114

Pro forma basic and diluted income (loss) per share, attributable to common shareholders:
  From continuing operations:
    Basic                                   $        .00        $        .00        $       (.02)      $       (.01)
                                          =================== =================== ================== ===================
    Diluted                                 $        .00        $        .00        $       (.02)      $       (.01)
                                          =================== =================== ================== ===================

  Discontinued operations, net of tax:
    Basic                                   $        .00        $       (.00)       $       (.00)      $       (.01)
                                          =================== =================== ================== ===================
    Diluted                                 $        .00        $       (.00)       $       (.00)      $       (.01)
                                          =================== =================== ================== ===================

  Cumulative effect of change in accounting principle:
    Basic                                   $        .00        $        .00        $        .00       $       (.02)
                                          =================== =================== ================== ===================
    Diluted                                 $        .00        $        .00        $        .00       $       (.02)
                                          =================== =================== ================== ===================

Net income (loss):
    Basic                                   $        .00        $        .00        $       (.02)      $       (.04)
                                          =================== =================== ================== ===================
    Diluted                                 $        .00        $        .00        $       (.02)      $       (.04)
                                          =================== =================== ================== ===================


The pro forma net income (loss) per share is presented for informational purposes only and is not indicative of the weighted average common shares outstanding or net income (loss) per share presented in accordance with accounting principles generally accepted in the United States of America.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share. In addition, the Company has options outstanding to purchase a total of 800,000 shares of common stock, at a weighted average exercise price of $.09. These additional shares have been included in the calculation of weighted average common shares outstanding on a diluted basis for the three-month periods ended July 31, 2003 and 2002, respectively. However, because the Company incurred a loss for the nine months ended July 31, 2003 and 2002, respectively, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.

Asset Impairment

The Company's truck body division at Danzer continues to negatively impact the Company's cash flows. The trailer production line was put in place in the fourth quarter of 2002 to support the production needs at United and also provide a new product line to the existing customers of Danzer and open a potential new market along the East coast of the U.S. Given the current state of the telecommunications industry and economic conditions, management will continue to evaluate the operations and progress with the implementation of the trailer production. Management also expects to make a decision to continue or discontinue operations by the end of fiscal 2003. In conjunction with the analysis of the Danzer operations, we are also analyzing the potential for asset impairment at the Danzer operation. Total assets of Danzer as of July 31, 2003 were $3,395, which consists of $1,396 of current assets and $1,999 of net property and equipment, and represents approximately 7% of total consolidated assets.

Recently Issued Pronouncements:

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No., 51. This Interpretation addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim period beginning after June 15, 2003, to variable interest entities in which an entity holds a variable interest that it acquired prior to February 1, 2003. DW Leasing and DCI Leasing, which are included in the Company's consolidated financial statements, may be subject to the provisions of FIN No. 46. However, management does not expect the adoption of FIN No. 46 to have a material impact on the Company's financial position, results of operations, cash flows, or its debt covenants as these entities have generated negative operating results in the past and the current operating model does not anticipate income in excess of losses previously recognized in the consolidated financial statements. Should future operating results exceed expectations, income generated by these entities in excess of previously recognized losses would be charged to minority interest in the consolidated statement of operations and recognized as minority interest on the consolidated balance sheet.

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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)


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

2. INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

                                         July 31,          October 31,
                                           2003              2002
                                     ------------------ -------------------

Raw materials                          $       4,819      $        3,655
Work-in-process                                  618                 709
Finished goods                                 2,614               3,417
Valuation reserve                               (359)               (466)
                                     ------------------ -------------------

Total                                  $       7,692      $        7,315
                                     ================== ===================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)


3. DISCONTINUED OPERATIONS

On October 30, 2002, the Company's Board of Directors agreed to sell the assets of Champion to an entity controlled by Messrs. Durham and Whitesell (Officers of the Company) for the assumption of all liabilities of Champion excluding its subordinated debt. The decision to divest Champion was based on the entity's inability to achieve profitable operations in the foreseeable future without substantial cash infusion. The Company also agreed in principal to settle the outstanding subordinated debt due to Markpoint Equity Fund J.V. ("Markpoint") from Champion in exchange for a cash payment of $675 and issuance to the debt holder of 32,143 shares of the Company's Series D Preferred Stock. In addition, the agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The sale of Champion was completed on January 30, 2003. Champion is accounted for as a discontinued operation and therefore the results of operations and cash flows have been removed from the Company's continuing operations for all periods presented. In addition, assets and liabilities of Champion included in the sale have been removed from the consolidated balance sheet as of July 31, 2003 and are included in the consolidated balance sheet as of October 31, 2002 as "Assets of subsidiary held for sale" and "Liabilities of subsidiary held for sale," respectively.

The sale of Champion resulted in an increase in equity of the Company of $1,142, net of tax of $97. No gain or loss was recognized on the sale because of the involvement of related parties.

A summary of the Company's discontinued operations for the three and nine months ended July 31, 2003 and 2002 are as follows:




                               Three Months Ended                     Nine Months Ended
                      -------------------------------------- -------------------------------------
                        July 31, 2003      July 31, 2002       July 31, 2003      July 31, 2002
                      ------------------ ------------------- ------------------ ------------------

Net sales               $           --     $          236      $          170     $        2,629
Operating expenses                  --               (530)               (286)            (3,501)
Interest                            --                (70)                (85)              (213)
Other                               --                 --                 127                 --
Tax benefit                         --                 --                  25                 --
                      ------------------ ------------------- ------------------ ------------------

Net loss                $           --     $         (364)     $          (49)    $       (1,085)
                      ================== =================== ================== ==================


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

3. DISCONTINUED OPERATIONS, CONTINUED

A summary of assets and liabilities of Champion held for sale at October 31, 2002 are as follows:

                                                     October 31, 2002
                                                   ---------------------

Inventories                                          $          551
Other current assets                                            177
Property and equipment, net                                     715
Other                                                            95
                                                   ---------------------

                                                     $        1,538
                                                   =====================

Accounts payable and accrued expenses                $          709
Customer deposits                                               313
Long-term debt, related parties                               1,826
                                                   ---------------------

                                                     $        2,848
                                                   =====================


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

United:

On December 26, 2002, United amended its credit agreement to provide additional working capital during the winter months. The amendment included a "temporary overline" line of credit with maximum borrowings not to exceed the lesser of $650 or the remainder of the borrowing base less the outstanding principal amount of the revolving line of credit. Interest is payable monthly at a rate of prime plus 3/4%. The temporary overline line of credit matured on June 30, 2003. The Company is currently in negotiations with its lender to convert the temporary overline to additional availability under the current line of credit. Should such an agreement not be reached, the line will be repaid from borrowings under the Company's line of credit with Fair Holdings and from operating cash flow.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

4. FINANCING ARRANGEMENTS, CONTINUED

United was in technical default of certain loan covenants with its subordinated lender at July 31, 2003. United has obtained a waiver of the violations from the lender.

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

5. MANDATORY REDEEMABLE PREFERRED STOCK

In conjunction with the sale of Champion discussed in Note 3, the Company agreed to settle the outstanding subordinated debt due to Markpoint from Champion in exchange for a cash payment of $675 and issuance to the debt holder of 32,143 shares of the Company's Series D Preferred Stock. The agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The repurchase option is available to Markpoint as follows: 16,072 shares during the period May 1, 2003 to June 1, 2003 and 16,071 shares during the period November 1, 2003 to December 1, 2003. On May 12, 2003, under an Assignment Agreement, the Company transferred all rights, title and interest in the Put Option to Fair Holdings. Markpoint exercised its option on May 12, 2003 and was paid $338 by Fair Holdings. The exercise of the option resulted in the reduction of the liability and an increase in additional paid in capital of $338.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

6. STOCKHOLDERS' DEFICIT

Stock Options

The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's basic and diluted net income (loss) per share would have been as follows:

                                                    Three Months Ended                     Nine Months Ended
                                           -------------------------------------- -------------------------------------
                                             July 31, 2003      July 31, 2002       July 31, 2003      July 31, 2002
                                           ------------------ ------------------- ------------------ ------------------

Net income (loss) as reported                $         (307)    $          107      $       (2,779)    $       (4,404)
Deduct total stock-based employee
 compensation expense determined under
 fair value methods                                      --                 --                  --                 --
                                           ------------------ ------------------- ------------------ ------------------

Pro forma net income (loss)                            (307)               107              (2,779)            (4,404)

Income (loss) per share:
  As reported:
    Basic                                    $           .00    $           .00     $          (.07)   $          (.11)
    Diluted                                  $           .00    $           .00     $          (.07)   $          (.11)

  Pro forma:
    Basic                                    $           .00    $           .00     $          (.07)   $          (.11)
    Diluted                                  $           .00    $           .00     $          (.07)   $          (.11)


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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

7. BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows:


                                                            Three Months Ended July 31, 2003
                                      ------------------------------------------------------------------------------
                                      Trailer Manufacturing   Coach Leasing     Butyl Rubber           Total
                                                                                 Reclaiming
                                      ------------------------------------------------------------------------------
Sales:
  Domestic                              $       10,402         $       2,562    $       2,338     $       15,302
  Foreign                                        1,132                    --              361              1,493
                                      ------------------------------------------------------------------------------

Total                                   $       11,534         $       2,562    $       2,699     $       16,795

Cost of goods sold                      $       10,378         $       1,525    $       2,487     $       14,390

Income (loss) before taxes              $         (427)        $         153    $        (141)    $         (415)*

Identifiable assets                     $       20,163         $      14,167    $      10,993     $       45,323**

Depreciation and amortization expense   $          176         $         281    $         329     $          786

Interest expense                        $          357         $         311    $         117     $          785***


*Identifiable income (loss) before taxes, as stated above                                         $         (415)
  Corporate-level loss before taxes, not identifiable with a specific segment                               (104)
                                                                                                --------------------

Total loss before taxes                                                                           $         (519)
                                                                                                ====================

**Identifiable assets, as stated above                                                            $       45,323
    Corporate-level intangibles                                                                              650
    Other corporate-level assets                                                                             152
                                                                                                --------------------

Total assets                                                                                      $       46,125
                                                                                                ====================

***Identifiable interest expense, as stated above                                                 $          785
      Corporate-level interest expense, not identified with a specific segment                               104
                                                                                                --------------------

Total interest expense                                                                            $          889
                                                                                                ====================


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

7. BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

                                                             Three Months Ended July 31, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer         Coach Leasing       Butyl Rubber           Total
                            Manufacturing Reclaiming
                                       ------------------------------------------------------------------------------
Sales:
  Domestic                               $       10,475      $       1,959       $       2,672     $       15,106
  Foreign                                            --                 --                 133                133
                                       ------------------------------------------------------------------------------

Total                                    $       10,475      $       1,959       $       2,805     $       15,239

Cost of goods sold                       $        8,952      $         997       $       2,451     $       12,400

Income  before taxes                     $           34      $         163       $         305     $          502*

Identifiable assets                      $       19,897      $      12,670       $      10,650     $       43,217**

Depreciation and amortization expense    $          178      $         169       $         289     $          636

Interest expense                         $          321      $         365       $         122     $          808***

*Identifiable income before taxes, as stated above                                                 $          502
  Corporate-level loss before taxes, not identifiable with a specific segment                                 (31)
                                                                                                 --------------------

Total income before taxes                                                                          $          471
                                                                                                 ====================

**Identifiable assets, as stated above                                                             $       43,217
    Corporate-level intangibles                                                                               650
                                                                                                 --------------------

Total assets                                                                                       $       43,867

***Identifiable interest expense, as stated above                                                  $          808
      Corporate-level interest expense, not identified with a specific segment                                 31
                                                                                                 --------------------

 Total interest expense                                                                            $          839
                                                                                                 ====================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

7. BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

                                                              Nine Months Ended July 31, 2003
                                       ------------------------------------------------------------------------------
                                             Trailer         Coach Leasing       Butyl Rubber           Total
                            Manufacturing Reclaiming
                                       ------------------------------------------------------------------------------
Sales:
  Domestic                               $       27,391      $       5,082       $       6,989     $       39,462
  Foreign                                         2,355                 --                 985              3,340
                                       ------------------------------------------------------------------------------

Total                                    $       29,746      $       5,082       $       7,974     $       42,802

Cost of goods sold                       $       27,132      $       2,879       $       7,434     $       37,445

Loss before taxes                        $       (2,317)     $        (246)      $        (669)    $       (3,232)*

Identifiable assets                      $       20,163      $      14,167       $      10,993     $       45,323**

Depreciation and amortization expense    $          364      $         704       $         570     $        1,638

Interest expense                         $        1,038      $         914       $         356     $        2,308***


*Identifiable loss before taxes, as stated above                                                   $       (3,232)
   Corporate-level loss before taxes, not identifiable with a specific segment                               (269)
                                                                                                 --------------------

Total loss before taxes                                                                            $       (3,501)
                                                                                                 ====================

**Identifiable assets, as stated above                                                             $       45,323
    Corporate-level intangibles                                                                               650
    Other corporate-level assets                                                                              152
                                                                                                 --------------------

Total assets                                                                                       $       46,125
                                                                                                 ====================

***Identifiable interest expense, as stated above                                                  $        2,308
      Corporate-level interest expense, not identified with a specific segment                                269
                                                                                                 --------------------

      Total interest expense                                                                       $        2,577
                                                                                                 ====================


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

7. BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

                                                              Nine Months Ended July 31, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer         Coach Leasing       Butyl Rubber           Total
                            Manufacturing Reclaiming
                                       ------------------------------------------------------------------------------
Sales:
  Domestic                               $       30,210      $       4,513       $       7,134     $       41,857
  Foreign                                            --                 --                 445                445
                                       ------------------------------------------------------------------------------

Total                                    $       30,210      $       4,513       $       7,579     $       42,302

Cost of goods sold                       $       26,134      $       2,336       $       6,850     $       35,320

Loss before taxes                        $         (772)     $        (237)      $        (297)    $       (1,306)*

Identifiable assets                      $       19,897      $      12,670       $      10,650     $       43,217**

Depreciation and amortization expense    $          639      $         579       $         800     $        2,018

Interest expense                         $          936      $       1,097       $         430     $        2,463***

*Identifiable income (loss) before taxes, as stated above                                          $       (1,306)
  Corporate-level loss before taxes, not identifiable with a specific segment                                (153)
                                                                                                 --------------------

Total loss before taxes                                                                            $       (1,459)
                                                                                                 ====================

**Identifiable assets, as stated above                                                              $      43,217
  Corporate-level intangibles                                                                                 650
                                                                                                 --------------------

Total assets                                                                                       $       43,867

***Identifiable interest expense, as stated above                                                  $        2,463
      Corporate-level interest expense, not identified with a specific segment                                153
                                                                                                 --------------------

      Total interest expense                                                                       $        2,616
                                                                                                 ====================


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)

7. BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the three months and nine months ended July 31, 2003 and 2002, allocated corporate expenses by segment were as follows:



                                    Three Months Ended                      Nine Months Ended
                          -------------------------------------------------------------------------------
                          -------------------------------------------------------------------------------
                             July 31, 2003       July 31, 2002      July 31, 2003      July 31, 2002
                          -------------------------------------------------------------------------------

Trailer manufacturing        $           199     $           146    $           856    $           828
Coach leasing                             42                  27                134                120
Butyl rubber reclaiming                   45                  38                234                185
                          -------------------------------------------------------------------------------

                             $           286     $           211    $         1,224    $         1,133
                          ===============================================================================


8. RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates resulting in the following amounts for the periods ended:



                                                             July 31,          October 31,
                                                               2003               2002
                                                         ------------------ ------------------
Balance sheet:
  Current assets:
    Accounts receivable, Obsidian Capital Partners         $        156       $        181
    Accounts receivable, Fair Holdings                               12                 --
    Accounts receivable, Obsidian Capital Company                    12                 13
    Accounts receivable, other affiliated entities                   49                 12
                                                         ------------------ ------------------

Total assets                                               $        229       $        206
                                                         ================== ==================

  Current liabilities:
    Accounts payable, Obsidian Capital Company             $        274       $        279
    Accounts payable, stockholders                                  321                338
    Accounts payable, DC Investments and Fair Holdings              197                 42
    Accounts payable, other affiliated entities                      13                  9
    Notes payable, Fair Holdings                                     73                 --
  Long-term portion:
    Notes payable, DC Investments                                   700                700
    Notes payable, Fair Holdings                                  7,025              3,020
    Line of credit, Fair Holdings                                 5,382              1,798
                                                         ------------------ ------------------

Total liabilities                                          $     13,985       $      6,186
                                                         ================== ==================


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per-share data)
                                   (unaudited)


8. RELATED PARTIES, CONTINUED

                                                   Three Months Ended                     Nine Months Ended
                                          -------------------------------------- -------------------------------------
                                            July 31, 2003       July 31, 2002      July 31, 2003      July 31, 2002
                                          ------------------- ------------------ ------------------ ------------------

Statement of operations:
  Interest expense, DC Investments and
  Fair Holdings                             $        432        $         58       $        935       $        140
  Interest expense, Obsidian Capital
  Partners                                  $         --        $         --       $         --       $         58
  Rent expense, Obsidian Capital Company    $         15        $         16       $         30       $         41
  Rent expense, Fair Holdings               $         13        $         --       $         31       $         --


Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms, or were collected or paid subsequent to July 31, 2003 or October 31, 2002, respectively. Amounts classified as long term represent amounts not currently due, amounts that are expected to be converted to equity subsequent to July 31, 2003 and October 31, 2002, respectively, or amounts converted to long-term debt subsequent to July 31, 2003.

In addition to the transactions described above, Fair Holdings acquired from the Company all rights and interest in a Put Option for Series D Preferred Stock held by Markpoint as discussed in Note 5. Fair Holdings has also agreed to purchase shares subject to the second put option held by Markpoint which may be exercised in November 2003.


9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

RESULTS OF OPERATIONS

The Company's overall operating results and financial condition during the three and nine months ended July 31, 2003 compared to the three and nine months ended July 31, 2002 continue to be adversely affected by the overall economic situation in the United States through lower than anticipated product demand in the trailer and related transportation equipment manufacturing segment and by the limited availability of raw materials in the butyl reclaiming segment.

The following table shows net sales by product segment:


                                            Three Months Ended                          Nine Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    July 31, 2003         July 31, 2002        July 31, 2003         July 31, 2002
                                 --------------------- -------------------- --------------------- ---------------------

Trailer manufacturing                $     11,534          $     10,475         $     29,746          $     30,210
Butyl rubber reclaiming                     2,699                 2,805                7,974                 7,579
Coach leasing                               2,562                 1,959                5,082                 4,513
                                 --------------------- -------------------- --------------------- ---------------------

Net Sales                            $     16,795          $     15,239         $     42,802          $     42,302
                                 ===================== ==================== ===================== =====================

The following is a discussion of the major elements impacting the Company's operating results by segment for the three-month and nine-month periods ended July 31, 2003 compared to the three-month and nine-month periods ended July 31, 2002. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:


                                            Three Months Ended                          Nine Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    July 31, 2003         July 31, 2002        July 31, 2003         July 31, 2002
                                 --------------------- -------------------- --------------------- ---------------------

Net Sales                            $     11,534          $     10,475         $     29,746          $     30,210
Cost of Sales                              10,378                 8,952               27,132                26,134
                                 --------------------- -------------------- --------------------- ---------------------

Gross Profit                         $      1,156          $      1,523         $      2,614          $      4,076
                                 ===================== ==================== ===================== =====================

Gross Profit %                             10.0%                 14.5%                 8.8%                 13.5%
                                 ===================== ==================== ===================== =====================

Three  Months  Ended July 31, 2003  Compared to The Three  Months Ended July 31,
2002

Net sales in this segment for the three months ended July 31, 2003 as compared to the comparable three month period ended July 31, 2002 increased 10.1% in the amount of $1,059. Sales in this segment were higher than the prior year due primarily to the sales of cargo trailers. Production and sales of the cargo trailers increased due to the additional cargo manufacturing facility and the implementation of a discount/rebate program that was implemented in February 2003 for the cargo trailers to stimulate sales. Additional sales of cargo trailers were also made to existing customers that historically purchased truck bodies. The trailer market remains very price competitive and all major competitors are offering similar discount programs. The sales of truck bodies for the three months ended July 31, 2003 decreased $36 compared to July 31, 2002. The decrease in sales was due primarily to the loss of this segment's primary truck body customer due to the customer's bankruptcy. We believe sales of truck bodies will continue at a level below 2002 as the Company does not anticipate any orders from this segment's primary truck body customer in the future.

     o The gross profit percentage decreased 4.5% for the three months ended July 31, 2003. The reduction in gross profit is attributable to three primary factors. First, the sales discount/rebate program discussed above has reduced gross profit by approximately 3.3%. Second, during the fourth quarter of 2002, the Company opened an additional cargo trailer manufacturing facility. This facility did not obtain a level of efficiency of existing facilities until the end of the third quarter. Efficiency improved during the third quarter and is expected to be in line with existing facilities through the end of fiscal 2003. Lastly, gross profit has been negatively impacted by a reduction in sales of truck bodies, which has reduced the ability to absorb overhead at the truck body manufacturing facility. During late 2002, the Company began manufacturing cargo trailers in this facility to provide additional capacity and serve new markets. Production levels are increasing but have not yet reached a level of efficiency of existing cargo trailer facilities. Management is currently analyzing the use of the truck body facility and considering options of continuing production of truck bodies and cargo trailers, discontinuing one of these lines at this facility or closing the facility. A decision is expected prior to October 31, 2003. In conjunction with the analysis of operations at the truck body manufacturing facility, management is also analyzing any potential asset impairment at this facility. Total assets of Danzer at July 31, 2003 were $3,395, which consists of $1,396 of current assets and $1,999 of net property and equipment, and represents approximately 7% of consolidated total assets.

Nine Months Ended July 31, 2003 Compared to The Nine Months Ended July 31, 2002

Sales in this segment decreased $464 or 1.5% over the comparable period of 2002. The decrease was primarily related to the following factors. First the sales of cargo trailers have increased approximately $900 over the nine months ended July 31, 2002 as a result of additional production facilities and sales to existing customers in new markets. The Company also began a sales discount/rebate program to stimulate sales. While this program did increase the units sold, it resulted in a lower average price per unit. This increase was offset by the decrease in sales of truck bodies by approximately $1,400 over the nine months ended July 31, 2003. This reduction was related to the continued depressed condition of the telecommunications industry which has historically been a significant consumer of truck bodies, as well as the bankruptcy filing of a significant truck body customer in late 2002. We believe sales of truck bodies will continue at a level below 2002, as we do not anticipate any orders from this segment's primary truck body customer in the future, and a replacement market has not yet been developed.

The gross profit decreased 4.7% primarily as a result of decreased volume at the Company's truck body plant which resulted in an inability to absorb fixed overhead costs. To offset these costs, management began production of cargo trailers in this facility during late 2002. Inefficiencies in the start up of this operation and additional production facilities have also had a negative impact in gross profit margins as compared to the nine months ended July 31, 2002. Management believes gross profits will continue to be adversely impacted by the lack of sales volume in truck bodies. The sales discounts/rebates offered during 2003 have ended as of July 31, 2003 with the introduction of new product lines to compete in the market at higher gross margins than the discounted cargo trailers.

BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                            Three Months Ended                          Nine Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    July 31, 2003         July 31, 2002        July 31, 2003         July 31, 2002
                                 --------------------- -------------------- --------------------- ---------------------

Net Sales                            $     2,699           $     2,805          $     7,974           $     7,579
Cost of Sales                              2,487                 2,451                7,434                 6,850
                                 --------------------- -------------------- --------------------- ---------------------

Gross Profit                         $       212           $       354          $       540           $       729
                                 ===================== ==================== ===================== =====================

Gross Profit %                             7.9%                 12.6%                 6.8%                  9.6%
                                 ===================== ==================== ===================== =====================

Three  Months  Ended July 31, 2003  Compared to The Three  Months Ended July 31,
2002

Net sales for the three months ended July 31, 2003 compared to same period for 2002 decreased $106 or 3.7%. The decrease relates to the demand from the Company's tire manufacturing customers for the three months ended July 31, 2003. The decreased demand was partially offset by a price increase of 2.2% over the comparable period for 2002. While sales have been steady with the additional price increase, management does not anticipate the return to historical levels due to the availability of raw materials discussed below.

The gross profit percentage decreased 4.7% for the three months ended July 31, 2003. This decrease was due to the decrease in volume, increase in the cost to obtain raw material and ongoing equipment maintenance. The Company has consolidated part of its equipment from two plants into one to maximize the production facilities. A portion of the equipment not consolidated with a carrying value of approximately $650 is used at various times for additional capacity and toll grinding but at times may be temporarily idle. The equipment is being evaluated on an ongoing basis for its use in a production process for "fine ground" rubber. Existing and new equipment will be required to complete the "fine grind" production line. If it is determined the idle equipment does not have any foreseeable use, the equipment will be reclassified as idle equipment on the balance sheet, not depreciated and tested for impairment.

Reserves have been established primarily for inventory not usable without additional processing costs and currently usable only when mixed in the production process at a low rate with quality raw material. Reserves are reversed when such inventory is used in production. For the three months ended July 31, 2003, the Company utilized $19 of its reserve.

Nine Months Ended July 31, 2003 Compared to The Nine Months Ended July 31, 2002

Net sales in this segment for the nine months ended July 31, 2003 as compared to the nine-month period ended July 31, 2002 increased 5.2% in the amount of $395. Sales in this segment were higher than the nine months ended July 31, 2002 because of increased demand from Company's tire manufacturing customers and an increase in pricing. While the Company experienced an increase in sales throughout calendar year 2002, management does not anticipate a return to historic levels of sales of reclaimed butyl rubber to tire manufacturers during fiscal 2003, in part due to the lack of consistent sources of raw materials. Net sales also increased over the third quarter of 2002 due to increased demand for pipeline mastic wraps produced with reclaimed butyl rubber. Demand for this product fell dramatically beginning in October 2001 as a result of a decline in the price of crude oil in late 2001, which caused a decline in new oil exploration. As the price of crude oil increased, the demand for those uses has also increased. Although this demand has increased from its lows at the end of fiscal 2001 and beginning of fiscal 2002, demand has not returned to historical levels.

Gross profit percentage decreased 2.8% for the nine months ended July 31, 2003 compared to the nine months ended July 31, 2002. The primary reason for this decrease is a lack of a consistent supply of raw materials and increasing energy costs. The Company's reclaim process is most efficient when raw material consists of primarily road worn inner tubes with a mix of other butyl rubber. Since the introduction of the tubeless tire for automobiles in the 1970s, sources of material have declined substantially and the cost of available raw materials has increased. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time is incurred to ensure delivery of quality product. Management has been testing other materials including butyl pad scrap as a replacement material for the past several years with some success. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material in the future. Until such time that consistent sources of raw materials are available, sales growth and gross profit in this segment will be limited.

COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:


                                            Three Months Ended                          Nine Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    July 31, 2003         July 31, 2002        July 31, 2003         July 31, 2002
                                 --------------------- -------------------- --------------------- ---------------------

Net Sales                           $      2,562          $      1,959         $      5,082          $      4,513
Cost of Sales                              1,525                   997                2,879                 2,336
                                 --------------------- -------------------- --------------------- ---------------------

Gross Profit                        $      1,037          $        962         $      2,203          $      2,177
                                 ===================== ==================== ===================== =====================

Gross Profit %                            40.5%                 49.1%                43.3%                 48.2%
                                 ===================== ==================== ===================== =====================


Three  Months  Ended July 31, 2003  Compared To The Three  Months Ended July 31,
2002

Sales for the three months ended July 31, 2003 increased $603 or 30.7% from the period July 31. 2002. The increase in sales relates to a higher utilization of the fleet for three months ended July 31, 2003 compared to the same period for 2002. The Company has increased its fleet size by adding four new buses during the current fiscal year to a total of 37 coaches as of July 31, 2003 compared to 30 coaches for the same period for 2002. The increase in number of coaches to the fleet is expected to increase revenues during the remainder of 2003.

Gross profit percentage decreased 8.6% for the three months ended July 31, 2003 compared to the period July 31, 2002. The reduction is attributable primarily to the cost of maintaining a larger fleet and the need to sublease additional buses from third parties for the three months ended July 31, 2003 to meet current demand. The Company has also had increased operating costs for insurance.

Nine Months Ended July 31, 2003 Compared To The Nine Months Ended July 31, 2002

Sales for the nine months ended July 31, 2003 increased 12.6% in the amount of $569 over the comparable nine-month period ended July 31, 2002. The increase in sales is attributable to increased utilization of the coach fleet. Management believes the increased utilization resulted from its marketing efforts and specialized tour groups (i.e. golf course trips) and corporate customers. These customers are in addition to the traditional country and western performers who have traditionally been this segment's primary customer base.

Gross profit percentage for this segment was 43.3% for the nine months ended July 31, 2003 compared to 48.2% for the comparable nine-month period ended July 31, 2002. As noted above the reduction is attributable primarily to the need to sublease additional buses from third parties to meet current demand and increased operating costs for insurance.

Selling, General And Administrative (SG&A) Expenses

The Company's selling, general and administrative expenses increased $121 or 6.5% for the three months ended July 31, 2003 compared to the three-month period ended July 31, 2002 and $111 or 1.8% for the nine months ended July 31, 2003 compared to the nine-month period ended July 31, 2002. The increases are related primarily to the overall increase in the use of outside professionals for services in assisting with amended filings for restatements.

Interest Expense

Interest expense as a percentage of average borrowings is as follows:

                                            Three Months Ended                          Nine Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    July 31, 2003         July 31, 2002        July 31, 2003         July 31, 2002
                                 --------------------- -------------------- --------------------- ---------------------

Average debt borrowings             $     40,101          $     35,893         $     37,844          $      36,448

Interest expense as a
 percentage of average debt
 borrowings                                2.2%                  2.4 %                6.8%                  7.8%

Interest expense as a
 percentage of average debt
 borrowings, annualized                    8.8%                  9.6%                 9.5%                 10.8%
                                 ===================== ==================== ===================== =====================

The decrease is primarily due to the reduction of the prime rate and refinancing of a significant portion of the coach debt at lower rates during the fourth quarter of fiscal 2002.

Income Tax Provision

The income tax benefit for the three-month period ended July 31, 2003 increased by $212 compared to the three-month period ended July 31, 2002 and increased $616 for the nine-month period ended July 31, 2003 as compared to the nine-month period ended July 31, 2002. The income tax benefit is created primarily through net operating loss carryforwards recognized to the extent they are available to offset the Company's net deferred tax liability. Any quarterly tax benefits are based on the estimated effective tax rate for the full year.

Discontinued Operations

On October 30, 2002, the Company's Board of Directors agreed to sell substantially all assets of Champion to an entity controlled by Messrs. Durham and Whitesell in exchange for assumption of all liabilities of Champion, other than its subordinated debt. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets, the operating results of Champion have been classified as discontinued operations. The losses from discontinued operations for the nine months ended July 31, 2003 and 2002 represent the losses of Champion during these periods, net of tax benefit of $25 and $0, respectively. The loss from discontinued operations for the three and nine months ended July 31, 2003 and were $0 and $49, respectively, as compared to the three and nine months ended July 31, 2002 and totaled $364 and $1,085, respectively.

Substantially all assets of Champion subject to its liabilities were sold on January 30, 2003. No gain or loss was recognized in the consolidated statement of operations due to the involvement of related parties. This transaction resulted in an increase in equity of $1,142.

Liquidity And Capital Resources

Each of the subsidiaries of the Company have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. The principal balances of some of these loans reflect the fact that Obsidian Capital Partners ("Partners"), from whom three of the four subsidiaries were purchased, entered into highly leveraged acquisitions of U.S. Rubber, Pyramid, and United.

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

The Company's working capital position (current assets over current liabilities) was positive at July 31, 2003 by $1,192. The working capital position was $1,591 at October 31, 2002. This decrease is attributable to the lack of positive results primarily from the Trailer manufacturing segment and certain line of credit renewal dates which resulted in reclassification of $4,288 to current liability as of July 31, 2003. This is partially offset by the assumption of Danzer Industries bank debt by Fair Holdings and the extension of the term resulting in a reclassification of $1,488 of debt from current to long term.

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

     o During 2003, U.S. Rubber has continued to consolidate its butyl reclaiming operations from two plants to one to maximize production and efficiently utilize equipment. The consolidation has provided some pieces of equipment to be at times temporarily idle until the Company completes its implementation of a new production process for "fine ground rubber". Existing and new equipment will be required to complete the "fine grind" production line. The new process will maximize the use of the existing raw materials in the Company's existing Butyl reclaim production and also provide additional products of natural rubber.

     o The Company's truck body division at Danzer continues to negatively impact the Company's cash flows. The trailer production line was put in place in the fourth quarter of 2002 to support the production needs at United and also provide a new product line to the existing customers of Danzer and open a potential new market along the East coast of the U.S. Given the current state of the Telecommunications industry and economic conditions management will continue to evaluate the operations and progress with the implementation of the trailer production. Management also expects to make a decision to continue or discontinue operations by the end of fiscal 2003.

     o As a result of the actions described above, management believes that the Company has financing agreements in place to provide adequate liquidity and working capital for the remainder of fiscal 2003. However, there can be no assurance that refinancing will be obtained or that such working capital and liquidity will, in fact, be adequate. Future liquidity is also dependent upon the ability of the company to generate profitable operations and positive cash flow from its operating entities and maintain compliance with its credit agreements.


Financial Covenant Waivers

At July 31, 2003, United Expresslines and US Rubber were in violation of certain financial covenants with Huntington Capital Investment Company and PNC Bank, respectively. United and US Rubber have received waivers of these violations.

Funds Availability

On a consolidated basis, as of July 31, 2003, the Company had approximately $329 of cash and cash equivalents. Danzer Industries, U.S. Rubber, United and Obsidian Enterprises each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At July 31, 2003, additional current availability under these credit lines and maximum additional availability if supported by their individual borrowing base are:

         Company            Current Availability       Maximum Availability
------------------------ --------------------------- --------------------------
Danzer Industries                 $       0                   $        0
U.S. Rubber                              62                        2,240
United                                    0                            0
Obsidian Enterprises                  2,480                        2,480

The Company generated negative net cash flow of $2,953 from operations during the nine months ended July 31, 2003. Cash used in operations during this period is primarily due to increases in inventories and accounts receivable and decreases in accounts payable. The Company increased inventories during the first and second quarters primarily in the Trailer Manufacturing segment to improve the Company's ability to deliver orders during the balance of the year when demand was expected to increase. Inventory has continued to be above historic levels primarily due to lower than expected demand of Cargo Trailers. Accounts receivable increased in both the Trailer Manufacturing and Coach Leasing segments primarily due to increasing sales in the summer months in both segments. Funding during this period was provided through borrowings on lines of credit and from related parties.

Refinancing Activities

Refinancing activity during the nine months ended July 31, 2003 included the following:

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

     o On January 5, 2003, Obsidian Leasing refinanced debt in the amount of $928 to former shareholders of Pyramid and related companies. Terms of the new note with Fair Holdings include monthly interest payments of 13% of the outstanding principal amount and a balloon principal payment in January 2006.

     o On March 28, 2003, Danzer's line of credit and term loan were assumed by Fair Holdings. The maturity date on the line of credit was extended to April 1, 2006 and all covenants were waived.

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

Cash Flows

A summary of our contractual cash obligations for the fiscal years ending 2003 through 2006 and 2007 and thereafter at July 31, 2003 is as follows:


                                                                                                           2007 and
       Contractual Obligations             Total         2003         2004         2005         2006      Thereafter
                                        ------------ ------------- ------------ ------------ ------------ ------------

Long-term debt, and all debt service
 interest payments                       $   54,931   $    4,284    $    8,931   $   20,640   $   10,239   $   10,837
Operating leases                              1,397          450           353          274          189          131
Mandatory redeemable preferred stock          1,462           --           337           --        1,125           --
                                        ------------ ------------- ------------ ------------ ------------ ------------

Total contractual cash obligations       $   57,790   $    4,734    $    9,621   $   20,914   $   11,553   $   10,968
                                        ============ ============= ============ ============ ============ ============

Cash flow and liquidity are discussed further below, and the footnotes to our financial statements discuss cash flow, liquidity and the current classification of debt.

We also have a commercial commitment as described below:



   Other Commercial Commitment       Total Amount Committed     Outstanding at July 31,        Date of Expiration
                                                                          2003
----------------------------------- -------------------------- --------------------------- ---------------------------
Line of credit, related party             $           1,000          $           1,000     April 1, 2006
Line of credit                                        3,750                      3,750     February 1, 2004
Line of credit                                        4,000                      2,068     October 1, 2005
Line of credit                                          650                        650     June 30, 2003*
Line of credit, related party                         8,000                      5,519     January 9, 2005

*Currently in negotiations with lender.



The Company's net cash used in operations for the nine months ended July 31, 2003 was $2,953. This is comprised of a loss from continuing operations of $2,730, offset by noncash changes as follows: depreciation and amortization of $2,232, deferred tax benefit of $820, accretion of interest expense of $286, and the extension of stock options of $30. In addition, the Company had increases in accounts receivable of $1,289, inventories of $376, accrued expenses and customer deposits of $915, and other assets of $146 and a decrease in accounts payable of $1,055.

Net cash flow provided from financing activities for the nine months ended July 31, 2003 was $2,940. This is comprised of borrowings of long-term debt and net borrowings of short-term debt of $1,984 and borrowings from related parties of $4,982, offset by principal repayments of long-term debt of $2,612. In addition, the Company repaid $1,414 of related-party payables.

Cash flow used in investing activities for the nine months ended July 31, 2003 was $537 This is comprised of purchases of equipment of $560 and other of $23.

The total decrease in cash is summarized as follows:


                                                                  Nine Months Ended
                                                        --------------------------------------
                                                             July 31,           July 31,
                                                               2003               2002
                                                        ------------------- ------------------
Net cash used in operations                               $       (2,953)     $         (110)
Net cash used in investing activities                               (537)               (559)
Net cash provided by financing activities                          2,940                 593
Net cash provided by (used in) discontinued operations               (41)                  6
                                                        ------------------- ------------------

Decrease in cash and cash equivalents                     $         (591)     $          (70)
                                                        =================== ==================


Critical Accounting Policies

Our significant accounting policies are summarized in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during 2002 of a customer resulted in a bad debt charge of $379. However, we believe our reserve for doubtful accounts of $492 should be adequate for any exposure to loss in our July 31, 2003 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $359 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. Property and equipment are reviewed for impairment when events and circumstances indicate impairment factors may be present. Currently, operating results at our truck body manufacturing facility, including the bankruptcy of a significant truck body customer, indicate the assets of this facility may be subject to impairment. Accordingly, we are analyzing these assets for impairment in conjunction with our analysis of the continuing operations of this facility. In addition, consolidation of facilities at our butyl rubber reclaiming operation has resulted in some equipment at that facility being temporarily idle as we implement a new production line for "fine grind" rubber. Should this new process not utilize all of the idle equipment, we will analyze such equipment for impairment.

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

In conjunction with financing of the acquisition of United, the Company issued 386,206 shares of Series C preferred stock to Huntington Capital Investment Corporation ("Huntington"). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company's stock will result in a corresponding increase to this repurchase requirement. Accordingly, a substantial increase in stock price at the repurchase date may have an adverse impact on the Company's liquidity. At July 31, 2003, the Company had violated certain financial covenants defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of July 31, 2003.

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

The  Company  has  carried out as of July 31,  2003,  an  evaluation,  under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the July 31, 2003 evaluation.


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

Reports on Form 8-K
None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OBSIDIAN ENTERPRISES, INC.

September 15, 2003         By: /s/ Timothy S. Durham
--------------------       -----------------------------------------------------
 Date                             Timothy S. Durham, Chairman and Chief
                                  Executive Officer

September 15, 2003         By: /s/ Rick D. Snow
--------------------       -----------------------------------------------------
Date                              Rick D. Snow, Executive Vice President/
                                  Chief Financial Officer




                                  Exhibit Index

   Exhibit No.                              Description
------------------ --------------------------------------------------------------- ------------------
      10.1         Employment  Agreement,  dated April 30, 2003, between Obsidian     Attached
                   Enterprises, Inc. and Rick D. Snow.*

      31.1         Certification of Timothy S. Durham.                                Attached

      31.2         Certification of Rick D. Snow.                                     Attached
      32.1         Statement  Regarding  Certification  Pursuant  to 18 U.S.C.ss.     Attached

                   1350 by Timothy S. Durham, Chief Executive Officer.
      32.2         Statement  Regarding  Certification  Pursuant  to 18 U.S.C.ss.     Attached

                   1350 by Rick D. Snow, Chief Financial Officer.

* Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits.
