Form 10-K
period 2003-10-31
OBSIDIAN ENTERPRISES INC
filed 2004-02-13
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

As of April 30, 2003, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average bid and ask price on such date, was approximately $3,209,900.

As of January 30, 2004, the registrant had 36,007,855 shares of common stock, 4,368,399 shares of Series C Preferred Stock and 134,758 shares of Series D Preferred Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

INFORMATION REQUIRED IN PART II AND PART III HAS NOT BEEN INCORPORATED BY REFERENCE.

ITEM 1. BUSINESS.


                                  INTRODUCTION


Obsidian Enterprises, Inc, is a holding company headquartered in Indianapolis, Indiana. We have historically invested in and acquired small and mid size companies in basic industries such as manufacturing and transportation. We conduct business through our subsidiaries.

                       HISTORY AND DEVELOPMENT OF BUSINESS

We expanded our business and changed our management in 2001. Prior to that date, our only subsidiary, Danzer Industries, Inc., manufactured metal parts and truck bodies for the service and utilities markets. In 2001, Timothy S. Durham became our Chief Executive Officer and Chairman of the Board and we purchased four new businesses:

     o    Pyramid  Coach,   Inc.,   which  provides   luxury  coach  leases  for
          corporations and the entertainment industry;

     o U.S. Rubber Reclaiming, Inc., which owns and operates butyl-rubber reclaiming facilities;

     o    United  Acquisition,  Inc., which we operate as United Expressline and
          Southwest  Trailers,   manufactures  steel-framed  cargo,  racing  and
          specialty trailers; and

     o    Champion   Trailer,   Inc.,   manufacturer   of   customized   racecar
          transporters, specialty exhibits trailers and mobile hospitality units (we sold this company in 2003).

We acquired these companies from Mr. Durham, Obsidian Capital Partners, L.P. and their other owners. Mr. Durham is one of the partners of Obsidian Capital Partners. We issued shares of our Series C Preferred Stock to pay for these companies.

In October 2001, we changed our state of incorporation from New York to Delaware and our name from Danzer Corporation to Obsidian Enterprises, Inc.


                             DESCRIPTION OF BUSINESS

OVERVIEW

Our headquarters are in Indianapolis, Indiana. Our goals are to maximize the profits of our current subsidiaries and to acquire additional manufacturing companies of similar size. We currently conduct business through five subsidiaries:

     o    U.S. Rubber;

     o    Pyramid Coach;

     o Obsidian Leasing Co., Inc., the owner of some of the coaches operated by Pyramid Coach;

     o    United Expressline; and

     o    Danzer Industries.

We sold Champion in January 2003.


SEGMENTS

We operate in three industry segments:

     o    butyl-rubber reclaiming;

     o    trailer and related transportation equipment manufacturing; and

     o    coach leasing

All sales are in the Western Hemisphere, primarily in the United States. For quantitative segment information, see Note 13 to the Consolidated Financial Statements.


Butyl Rubber Reclaiming

Our butyl-rubber processing facilities are in two adjacent plants in Vicksburg, Mississippi. We collect various used and scrap butyl rubber products, primarily inner tubes from tires, and then reprocess these into reclaimed butyl rubber sheets. We distribute reclaimed butyl rubber products through an internal sales force.

Customers mix our reclaimed butyl rubber with virgin butyl rubber and use the product predominately as the inner liner of tubeless tires and also as inner tubes for tires and for tapes and mastics for pipelines. The combination of reclaimed butyl rubber with virgin butyl rubber facilitates some manufacturing processes, but the primary reason manufacturers use reclaimed butyl rubber is the cost savings offered compared to virgin butyl rubber.

We are the primary supplier of reclaimed butyl rubber to most of the tire industry in the United States and we also have tire manufacturer customers in Canada and Brazil. Three other enterprises engaged in reclaiming butyl rubber worldwide are:

     o    The Gujarat Company in India;

     o    Han Cook in Korea; and

     o    Vrederstein N.V. in the Netherlands.

These enterprises are not major competitors of ours for sales in the Western Hemisphere, because price is the primary competitive factor and cost of transportation increases the prices these other enterprises can offer. These enterprises do compete with us for scrap.

Two enterprises manufacture virgin butyl rubber for sale in the United States:

     o    Exxon Corporation; and

     o    Bayer AG.

These enterprises are much larger than we are, are well capitalized and have larger sales staffs. The prices these enterprises charge place an upper limit on the prices that we can charge for reclaimed butyl rubber.

We obtain our supply of scrap inner tubes from approximately 1000 scrap merchants worldwide but primarily Brazil, Venezuela, and India. Our ability to produce reclaimed butyl rubber is potentially restrained by the limited supply of scrap butyl rubber products. Since the introduction of tubeless tires for automobiles in the 1970s, the number of scrap inner tubes from sources in the United States has declined substantially. In the United States, inner tubes are now primarily limited to the agricultural and large truck tire market. In 2001, we began experimenting with reclaiming scrap butyl rubber pads from the manufacturers of other butyl rubber products. This pad scrap is created as a result of the manufacturing process for molded butyl rubber products and is available at approximately 60% of the cost of scrap inner tubes. Our work to date suggests that pad scrap may be a partial substitute for inner tubes as raw material for the Company's reclaimed butyl rubber product.

Although we have had long-term relationships with our primary customers, we do not have long-term contracts with them. Two of our reclaimed butyl rubber customers accounted for a substantial portion of our butyl rubber sales in 2003:

     o    Michelin: 41 %

     o    Kelley Springfield: 20%

The loss of either of these customers would materially and adversely affect our revenues. Our reclaimed butyl rubber products are generally ordered by customers monthly and shipped promptly after the order. Customers generally pay accounts on 30 to 60 day terms.


Trailer and Related Transportation Equipment Manufacturing

We manufacture service truck bodies at our facility in Hagerstown, Maryland. We manufacture truck bodies to order for original equipment truck manufacturers and under the Morrison trademark. We ship the finished bodies to the customer for installation on truck body chassis. We sell our private label products directly to our private label customers and market our proprietary "Morrison" products through a network of approximately 300 dealers who, in turn, sell to municipalities, utility companies, cable companies, phone companies and contractors. We market the truck bodies through an internal sales force.

Most truck body customers are in the East and Southeast United States. In 2002, our largest truck manufacturing customer filed for reorganization under Chapter 11 of the United States bankruptcy code and continues to operate. The loss of our relationship with the truck manufacturer had a material adverse effect on our business.

A significant number of companies manufacture service truck bodies in the United States. While many of these companies are relatively small and do not possess our technical capacity, a number of our competitors are much larger and possess equal or greater technical and financial resources. Four of these competitors are:

     o    Knapheide Manufacturing Co.;

     o    Omaha Standard, Inc.;

     o    Reading Body Works, Inc.; and

     o Stahl, a Scott Fetzer Co., which is a wholly owned subsidiary of Berkshire Hathaway, Inc.

We compete for truck body sales through price and service, with price being the most important factor. We also offer truck bodies made to the individually specified requirements of our customers.

We began manufacturing cargo trailers at our Hagerstown facility during 2002 to utilize the available manufacturing capacity and meet demand for cargo trailers.

We manufacture specialty racing, cargo and ATV trailers at facilities we own in Bristol, Indiana, and White Pigeon, Michigan. To increase our capacity to meet demands, we also began leasing a facility in Elkhart, Indiana, in 2003. Our trailer business is somewhat seasonal, with fewer orders during the months from November through January. We market our trailers under the names "United Expressline," "United Trailers," "Southwest Expressline," and "Southwest
Trailers." During 2003, we began the process of consolidating the brand names under one brand, "United Trailers." Although the prices for our trailer brands can be as high as $75,000, the average price is approximately $3,900.

We sell our "United Trailers," "United Expressline," "Southwest Trailers," and "Southwest Expressline" product lines through two dealer networks that have approximately 300 dealers in the United States and Canada. Most of these dealers are located in the Midwest United States. Although we have formal agreements with a few of the dealers, most of the dealership arrangements are informal and nonexclusive. We conduct our sales through an internal sales force.

The trailers are built to order to dealer specifications. The terms of sale for the "United Trailers," "United Expressline," "Southwest Trailers," and "Southwest Expressline" products are FOB the plant with payment generally due upon the dealer taking delivery of the trailer. A few dealers have 30- or 60-day terms.

A significant number of companies manufacture specialty racing, cargo and ATV carriers in the United States. Although many of these companies are relatively small and do not possess our technical capability, a number of our competitors are much larger and possess equal or greater technical and financial resources. Four of these competitors are:

     o    Haulmark Industries;

     o    Pace American;

     o    U.S. Cargo; and

     o    Wells Cargo.

We compete for specialty racing, cargo and ATV trailer sales through price, quality and availability, but price generally is the important factor.

We purchase our raw materials for the trailer and related transportation equipment segment from numerous suppliers and have not had any difficulty in obtaining components or raw materials. During the last six months of fiscal 2003, the supply of plywood became limited. Although we had an adequate supply for our production needs, the prices nearly doubled during this period. At this time, we cannot estimate if or when the cost of plywood will return to historic levels, and we are pursuing alternate material sources.

We generally warrant our product to be free from defects in material and workmanship and performance under normal use and service for 12 months after shipment. Our obligation generally is limited to the repair or replacement of the defective product. Historically, our warranty costs have not been material to our consolidated financial statements.

At October 31, 2003, the backlog of our trailer and related transportation segment was approximately $4,650, composed of approximately $140 for truck bodies and $4,510 for specialty racing, cargo and ATV trailers. We expect to fill this backlog during the 2004 fiscal year.


Coach Leasing

We lease high-end luxury entertainment coaches from our facility in Joelton, Tennessee. We lease coaches for both short-term (weekly or monthly) and long-term periods.

At October 31, 2003, we managed 38 coaches. We also sometimes sublease coaches from other coach owners on a short-term basis.

DW Leasing, LLC, a company Mr. Durham controls, transferred 22 coaches to our subsidiary Obsidian Leasing in 2002. DW Leasing continues to own seven coaches that we manage. We also manage nine coaches owned by DC Investments Leasing, LLC, an entity controlled by Mr. Durham.

Our consolidated financial statements include the assets, liabilities and equity of DW Leasing and DC Investments Leasing and the results of their operations from January 1, 2001 and December 1, 2002 (inception of DC Investments Leasing), respectively. Both of these entities are in the business of coach leasing and their coaches are leased exclusively through Pyramid Coach. For additional information, see the discussion of FASB Interpretation No. 46 included in Note 2 to the Notes to Consolidated Financial Statements contained in Item 8.

We lease coaches through an internal sales force to the country, rock-n-roll, pop and traveling Broadway show entertainment industries. We also lease coaches to various corporations. During the year ended October 31, 2003, we leased coaches to a number of touring groups, including Ozzy Osbourne, Brad Paisley and the Broadway Show "Stomp." Our corporate customers include the Golf Channel.

Several other companies lease luxury coaches. Some of our larger competitors include:

     o    Entertainer Coaches of America;

     o    Florida Coach;

     o    Senators Coach; and

     o    Hemphill Brothers.

We believe that amenities are an important factor in leasing coaches to our target market and we equip our coaches with a full complement of amenities. We compete with other luxury coach providers based on a combination of quality, amenities, availability and price.


GOVERNMENT REGULATION

Federal, state, and local agencies regulate areas of our business, including for environmental and fire hazard control. They also regulate our work place to ensure safe working conditions for our employees. The trailers and truck bodies we manufacture must meet standards set by state and federal transportation authorities and the coaches we lease must comply with those standards and regulations. These regulatory bodies could take actions that would have a material adverse affect on our ability to do business.


EMPLOYEES

As of October 31, 2003, we had 405 employees. We have a labor contract through January 2005 with the United Brotherhood of Carpenters and Joiners of America for the approximately 40 production workers at our truck body manufacturing facility in Hagerstown, Maryland. None of the employees at our other facilities is represented by a labor union. We believe that our employee relations are satisfactory.


PATENTS AND PROPRIETARY TECHNOLOGY

We do not rely on any patents, registered trademarks, or special licenses to give us a competitive advantage. The "Morrison," "Danzer," "Pyramid," "United Trailer," "United Expressline," "Southwest Trailer," and "Southwest Expressline" brand names have brand recognition in the relevant market.


RESEARCH AND DEVELOPMENT

We have not incurred any material research and development expenses during any of our last three fiscal years and we do not contemplate incurring any material research and development expenses in the 2004 fiscal year.


                           FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. You can identify forward-looking statements by the use of words and phrases such as "expects," "plans," "will," "estimates," "forecasts," "projects," "believes," "anticipates," "looking forward" and other words and phrases of similar meaning. You also can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." Readers should carefully review the risks described in this and other documents that we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2004. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


ITEM 2.      PROPERTIES

The following describes the Company's properties:

Identification                  Location                     Ownership/Description              Segment
-------------------------------------------------------------------------------------------------------------------
Headquarters                    111 Monument Circle, Suite   3,700 square feet leased           N/A
                                4800, Indianapolis, IN       commercial office space
                                46204
Butyl Rubber Processing         Vicksburg, Mississippi       Two adjacent plants aggregating    Butyl Rubber
Plants                                                       87,000 square feet, each owned    Processing
                                                             by the Company and encumbered
                                                             by a mortgage to PNC Bank
Truck Body Plant                Hagerstown, Maryland         75,000 square foot plant owned     Trailer and related
                                                             by the Company and encumbered     transportation
                                                             by a mortgage to Fair Holdings,   equipment
                                                             Inc.                              manufacturing
United Expressline Plant        Bristol, Indiana             Several buildings aggregating      Trailer and related
                                                             49,000 square feet owned by the   transportation
                                                             Company and encumbered by a       equipment
                                                             mortgage to First Indiana Bank    manufacturing
                                                             NA
United Expressline Plant        Elkhart, Indiana             35,000 square foot plant leased    Trailer and related
                                                             by the Company                    transportation
                                                                                               equipment
                                                                                               manufacturing
United Expressline Plant        White Pigeon, Michigan       47,000 square foot plant owned     Trailer and related
                                                             by the Company and encumbered     transportation
                                                             by a mortgage to First Indiana    equipment
                                                             Bank NA                           manufacturing
Pyramid Coach Office            Joelton, Tennessee           12,000 square feet of office       Coach Leasing
                                                             space and other facilities
                                                             leased by the Company


The Company believes that its property, plant and equipment are well maintained and adequate for its requirements. The Company also believes that all of its assets are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

All dollar amounts in Item 3 are in thousands (except for share and per share information).

On April 29, 2002, Markpoint Equity Fund J.V. ("Markpoint"), a Texas joint venture of which The Markpoint Company serves as Managing Partner, filed an action in the Texas District Court, Dallas County, seeking payment of $1,250 owed by Champion, a subsidiary subsequently divested, as further described in
Note 4 to the Consolidated Financial Statements. On January 27, 2003, the Company reached an agreement to settle this liability for a cash payment of $675 and issuance to Markpoint of 32,143 shares of the Company's Series D preferred stock. In addition, the agreement provided Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The Company's repurchase obligation was guaranteed by Mr. Durham. Pursuant to an Assignment Agreement, dated May 12, 2003, the Company assigned all of its rights, title and interest in the repurchase option to Fair Holdings, Inc. in exchange for Fair Holding, Inc.'s assumption of the Company's repurchase obligations. The repurchase obligation as of October 31, 2003 has been recorded in the consolidated balance sheet as mandatory redeemable preferred stock. Fair Holdings exercised its options to acquire the Series D Preferred Stock from Markpoint on May 12 and November 10, 2003.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the 2003 fiscal year.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently traded on the Over-the-Counter Electronic Bulletin Board under the symbol "OBSD." The following table sets forth the high and low bid quotations for the common stock for the fiscal quarters indicated.

                               FISCAL 2003                FISCAL 2002
                             High          Low          High          Low
     1st Quarter            $0.26         $0.15         $0.25        $0.12
     2nd Quarter            $0.25         $0.18         $0.36        $0.12
     3rd Quarter            $0.26         $0.08         $0.27        $0.11
     4th Quarter            $0.85         $0.14         $0.27        $0.10

The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark down or commissions and may not necessarily represent actual transactions. At October 31, 2003, there were approximately 871 holders of record of the Company's common stock. Most of the shares of common stock are held in street name for an unknown number of beneficial owners. To date the Company has not paid a cash dividend on its common stock. The payment and amount of any future cash dividends would be restricted by the Company's lenders and will necessarily depend upon conditions such as the Company's earnings, financial condition, working capital requirements and other factors.


ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial information concerning the Company. This information is not covered by the independent auditor's report. For further information, see the accompanying Consolidated Financial Statements of Obsidian Enterprises, Inc. and subsidiaries for the years ended October 31, 2003 and 2002 and the ten-month period ended October 31, 2001 and the information set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 8, "Financial Statements and Supplementary Data" below.

The information for the years ended December 31, 2000 and 1999 is for that of U.S. Rubber Reclaiming only, the accounting acquirer in the reverse merger further described in Items 7 and 8.

OPERATING DATA:

                  (Amounts in thousands, except per share data)

                                                                                Ten Months
                                                 Year Ended October 31,           Ended          Year Ended December 31,
                                            ---------------------------------   October 31,    ----------------------------
                                                 2003             2002             2001            2000          1999
                                            -------------------------------------------------------------------------------

Net sales                                      $     59,295     $    57,274      $   24,689     $  12,583     $  11,439
Income (loss) from operations                          (978)            449             981           184           413
Discontinued operations, net of tax                     (49)         (1,040)         (3,376)           --            --
Cumulative effect of change in accounting
 principle                                               --          (2,015)             --            --            --
Net income (loss)                                    (3,873)         (6,330)         (4,395)           48           216
Basic and diluted earnings (loss) per
 share:
  From continuing operations                           (.12)           (.09)           (.04)           --            --
  Discontinued operations                                --            (.03)           (.13)           --            --
  Cumulative effect of change in
   accounting principle                                  --            (.06)             --            --            --
  Net income (loss) per share                          (.12)           (.18)           (.17)           --            --



BALANCE SHEET DATA:


                                                                    October 31,                         December 31,
                                                  -------------------------------------------------------------------------
                                                        2003            2002            2001          2000        1999
                                                  -------------------------------------------------------------------------

Working capital (deficit)                           $   6,045        $   1,591       $  (2,528)     $   864    $   1,896
Total assets                                           45,882           45,923          48,850        9,633       11,633
Long-term debt, including current portion and
 mandatory redeemable preferred stock                  43,221           36,464          35,382        3,846        5,914
Stockholders' equity (deficit)                         (3,253)            (689)          1,331        4,939        4,890


No dividends have been declared or paid in any period presented.

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on November 1, 2001. SFAS No. 142 changed the accounting for goodwill from a model that required amortization supplemented by impairment tests to an accounting model based solely upon impairment tests. The consolidated operating data presented includes goodwill amortization only for the ten months ended October 31, 2001. Had the nonamortization provisions of SFAS No. 142 been effective prior to 2001, the net loss for the ten months ended October 31, 2001 would have been reduced by $76 to $4,319. There would be no change in earnings per share. All other periods presented would be unchanged.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All dollar amounts in this Item 7 are in thousands (except for share and per share information).


                                  INTRODUCTION

Obsidian Enterprises, Inc. is a holding company headquartered in Indianapolis, Indiana. We conduct business through our subsidiaries:

     o Pyramid Coach, Inc., a leading provider of corporate and celebrity entertainer coach leases;

     o    Obsidian Leasing, Inc., owner of coaches managed by Pyramid Coach;

     o    United  Expressline,  Inc.,  and  its  division,  Southwest  Trailers,
          manufacturers  of  steel-framed   cargo,   racing  ATV  and  specialty
          trailers;

     o    U.S. Rubber Reclaiming, Inc., a butyl-rubber reclaiming operation; and

     o Danzer Industries, Inc., a manufacturer of service and utility truck bodies and steel-framed cargo trailers.

While each of the subsidiaries markets its products or services independently, our emphasis is to provide high quality products and services by taking advantage of cross-selling opportunities, manufacturing and other operational efficiencies through each of the subsidiaries.



                      Organization of Financial Information

The Management's Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption "Forward-Looking Statements" in Item 1 of this Annual Report on Form 10-K.

The consolidated financial statements and notes are presented in Item 8 of this Annual Report on Form 10-K. Included in the consolidated financial statements are the consolidated statements of operations, consolidated balance sheets, consolidated statements of cash flows, and consolidated statements of stockholders' equity (deficit) and comprehensive loss. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements.


                  Significant Transactions and Financial Trends

Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce, earnings and materially affect financial trends. Significant transactions discussed in this Management's Discussion and Analysis include:

     o    a discounting program in the Trailer manufacturing segment in 2003,

     o    cost   reduction   initiatives   for  raw   materials   under   "lean"
          manufacturing concepts,

     o an asset impairment charge and discontinued operations recorded in fiscal 2002,

          o the cumulative effect of accounting principle as a result of adopting Statement of Financial Accounting Standard (SFAS) No. 142 in fiscal 2002, and

These significant transactions resulted from unique facts and circumstances that are not expected to recur with similar materiality or impact on continuing operations. While these items are important in understanding and evaluating financial results and trends, other transactions or events such as those discussed later in this Management's Discussion and Analysis may also have a material impact. An understanding of these transactions is necessary in order to estimate the likelihood that current trends will continue or these events will recur.

                              RESULTS OF OPERATIONS

OVERVIEW

During 2003, we were negatively impacted by general economic conditions and various company specific events discussed below. We were able to effect a significant restructuring and refinancing of our outstanding indebtedness and secured new funding (see "Liquidity and Capital Resources"). As discussed below, during 2004, we anticipate generating positive cash flow and increasing our working capital through improved operations and pursuing significant strategic acquisition initiatives.

     o In the trailer and related transportation equipment manufacturing segment our major competitors were aggressive in their sales and marketing approach by offering price concessions and a variety of special programs designed to stimulate business. For the first time, we were forced to offer sales promotions and discount programs to maintain our market share. In lieu of future discounting to maintain market share, we have introduced a new line of trailers that is offered at competitive prices while maintaining historic profit margins. Our results in this segment were also affected by the significant increase in raw material prices primarily related to plywood during the last six months of the 2003 and the fact that the truck body market has been depressed for the past twenty-four months as the telecommunications industry has maintained low levels of capital spending. Given the current state of the telecommunications industry and economic conditions, we will continue to evaluate the operations and progress with the implementation of the trailer production in the Danzer operational facility. We are evaluating the trailer line implementation and its impact on operations on a continuous basis.

          Since we expect market conditions to remain very competitive, we introduced new cost reduction initiatives, including combining operations for United Expressline and Southwest and coordinating administrative and sales and marketing efforts under one brand name, United Trailers. In addition, we are implementing programs with a goal of reducing material cost as a percentage of sales by 3.0%, since we believe, compared to industry averages, that our cost of materials percentage appears to be above the industry average. Additional strategies in the trailer and related transportation segment include: building sales growth through our expansion of production facilities, market expansion through cross selling and additional geographical production at Danzer and other potential acquisitions.

     o Our butyl rubber reclaiming segment increased sales by 8.7%. We were able to reduce some overall manufacturing costs by consolidating some of the operational facilities. However, additional costs were incurred to maintain the equipment in this very capital intensive operation. The availability of raw materials continues to be a concern as the use of Butyl inner tubes and reclaim disposal has decreased over the past several years. We continue to identify new market sources for raw material including a new recycling program with the chapters of The National FFA Organization. A new Fine Grind process was also initiated in 2003 which increases our ability to use other types of rubber in our Butyl reclaim process and as potential new natural rubber products.

     o Fiscal 2003 was a record-setting year for our coach leasing segment for both net sales and earnings. Five additional coaches were added to our fleet at the end of the first quarter, and the entertainment industry and related tours began to pick up momentum due to improving economic conditions and additional marketing efforts. We were able to refinance a significant portion of the bank debt during the fourth quarter of 2002 and the first quarter of 2003, which reduced our overall effective rate of interest paid to approximately 8.5%. Utilization of our coaches has a significant impact on the earnings of this segment. The last six months of fiscal 2003 began to show improvements in our operations. We plan to leverage that momentum and continue to take steps to increase productivity and otherwise reduce costs to lay the groundwork for continuous improvement.

     o As discussed below under "Liquidity and Capital Resources," during 2003 we began and substantially completed the process of refinancing and restructuring our outstanding indebtedness. At February 2, 2004, we had completed negotiation of a $12.0 million financing facility of which approximately $5.9 million is available for borrowing by the Company.

     o We commenced a strategy in late 2003 of pursuing strategic acquisition opportunities that include targets both in our traditional, basic industries and manufacturing sectors as well as targets that possessed assets (including cash) that, while outside our traditional areas of focus, were available on terms that our management believed to be attractive. While no material negotiations are currently active with respect to any targets (other than Net Perceptions, Inc., which is discussed below and with respect to which we have commenced an exchange offer), we anticipate that over the course of 2004 we will pursue acquisition opportunities that we deem attractive in a variety of industry sectors. Ultimately, these acquisitions may (but can not be guaranteed) to result in our qualifying for listing on a national securities exchange, having increased financial resources and potentially a broader asset base and more diversified sources of revenue.

In addition, we plan to eliminate waste throughout the Company through the use of "lean" manufacturing concepts such as inventory control and managing purchases. We are strengthening our cultural values by focusing on teamwork, communication, and customer responsiveness.


Fiscal 2003 Compared with Fiscal 2002

The following table details our results of operations as a percentage of sales:

                                                    Year Ended October 31,
                                                  ----------------------------
                                                     2003            2002
                                                  ----------------------------

 Net sales                                             100.0%          100.0%
 Cost of sales                                          87.3            83.5
 Selling, general and administrative expenses           14.4            15.0
 Loss on asset impairment                               --               1.3
 Loss from discontinued operations                      --               1.8
 Interest expense                                        6.0             6.2
 Interest income                                        --              --


Net Sales

Net sales in fiscal 2003 were $59,295 million compared to $57,274 million in fiscal 2002, an increase of 3.5%. Sales growth was primarily driven by our coach leasing segment with the addition of five new buses. Our butyl rubber segment also had increases due to increased demand in the oil exploration and tire industries. The trailer and related equipment manufacturing segment had a slight increase due to the discounting that occurred in the industry during 2003 and overall reduction in the sale of truck bodies.

Looking ahead, we expect improvement of sales growth in fiscal 2004 compared to sales growth in 2003, driven primarily by:

     o    The introduction of new products in cargo trailers,

     o    Elimination of the discounting program for cargo trailers,

     o Increased production capacity through our new leased facility in Elkhart, Indiana,

     o    Expected improvement in economic conditions, and

     o Strategic marketing activities directed to expand our market share of cargo trailers on the East Coast through our Hagerstown Maryland facilities which is in its second year of production for cargo trailers.


Gross Profit

Gross profit as a percentage of sales decreased 3.8 percentage points from 16.5 percent in fiscal 2002 to 12.7 percent in fiscal 2003. The decrease was mainly the result of:

     o The sales discount program for cargo trailers that took place in 2003 which lowered our gross margin by $1,511 million or 2.6%.

     o Increased raw material costs in our trailer segment of 1%, primarily related to plywood which is a significant total of our raw materials used in production.

     o Purchases of raw materials in our rubber reclaim segment from foreign sources thus increasing the cost.

Looking ahead, gross profit is expected to improve by discontinuing our discounting program for cargo trailers, implementation of our cost reduction initiatives, continued development of our fine grind production and the roll out of The National FFA Organization recycling project to find additional sources of butyl and other rubber sources.


Selling, General And Administrative (SG&A) Expenses

Our selling, general and administrative expenses decreased $53 or .6% for the year ended October 31, 2003 compared to 2002. The decrease is related primarily to the overall decrease in professional fees for services in assisting with creating better subsidiary reporting and post acquisition activities, the cost to obtain prior year audits to meet regulatory filing requirements and the cost of using outside consultants to provide accounting and related services to management.

Looking ahead, SG&A expense is expected to stay the same or increase slightly as we expect to grow our company through mergers and acquisitions which will include additional legal, accounting and regulatory filing expenses.


Interest Expense

Interest expense for the year ended October 31, 2003 as a percentage of average debt borrowings of $39,819 was 8.9%. Interest expense for the year ended October 31, 2002 as a percentage of average debt borrowings of $35,923 was 9.6%. The decrease is primarily due to the reduction of the prime rate as well as the refinancing debt and equity transactions discussed below in "Liquidity and Capital Resources," "Refinancing Activities," and "Partners Equity Transactions."


Income Tax Provision

The income tax benefit for the year October 31, 2003 increased by $904 compared to the year ended October 31, 2002 The income tax benefit is created primarily through net operating loss carryforwards recognized to the extent they are available to offset the Company's net deferred tax liability.


Discontinued Operations

On October 30, 2002, our Board of Directors agreed to sell substantially all assets of Champion to an entity controlled by Messrs. Durham and Whitesell in exchange for assumption of all liabilities of Champion, other than its subordinated debt. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets, the operating results of Champion have been classified as discontinued operations. The losses from discontinued operations for the year ended October 31, 2003 and 2002 represent the losses of Champion during these periods, net of tax benefit of $25 and $0, respectively. The loss from discontinued operations for the years ended October 31, 2003 and 2002 were $49 and $1,040, respectively.

Substantially all assets of Champion subject to its liabilities were sold on January 30, 2003. No gain or loss was recognized in the consolidated statement of operations due to the involvement of related parties. This transaction resulted in an increase in equity of $1,142.


Fiscal 2002 Compared with Fiscal 2001

The following table details our results of operations as a percentage of sales:

                                                  Year Ended  Ten Months Ended
                                                 October 31,    October 31,
                                                     2002           2001
                                               ---------------------------------

 Net sales                                             100.0%       100.0%
 Cost of sales                                          83.5         78.8
 Selling, general and administrative expenses           15.0         17.2
 Loss on asset impairment                                1.3         --
 Loss from discontinued operations                       1.8         13.7
 Interest expense                                        6.2          9.4

Our results of operations for 2001 are not comparable to 2002 because the results of operations in 2001 include only ten months of operations, which affects the comparability of the two periods.

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

                      Subsidiary                            Date
                  Danzer Industries                  June 21, 2001
                  Pyramid                            January 1, 2001
                  U.S. Rubber                        January 1, 2000
                  United                             July 31, 2001

Since Champion is accounted for as a discontinued operation, its results of operations and cash flow have been removed from our continuing operations for all periods presented.


Net Sales

As noted above, net sales for the period is not comparable due to the timing of the acquisitions and combining the operations. Net sales increased in 2002 primarily in cargo trailers due to additional demand driven by marketing effort and our Coach Leasing segment which increased sales due to the addition of two new coaches, increase in our utilization and marketing efforts to rock, pop, touring Broadway shows and corporate customers. These increases were partially offset by a continued reduction in the demand for truck bodies and reduced manufacturing capacity at the butyl rubber reclaiming facility due to a fire that closed a portion of the facility for approximately two months.


Gross Profit

Gross profit as a percentage of net sales was 16.5% in fiscal 2002 compared to 21.2% in 2001. The decrease was mainly a result of the reduced volume of truck bodies, and operational inefficiencies in the butyl rubber segment due to a fire. The coach leasing segment also had reduced gross margins as a result of leasing third-party buses for part of the year to meet current demand.


Selling, General And Administrative (SG&A) Expenses

As noted above, our selling, general and administrative expenses for the periods presented are not comparable. Our selling, general and administrative expenses decreased as a percentage of sales by 2.2% for the year ended October 31, 2002 versus the ten-month period ended October 31, 2001. although the change was affected by the integration of operations as noted above.

In addition, selling, general and administrative expenses were higher for the year ended October 31, 2002 than would be expected on an ongoing basis. This is due primarily to increased administrative costs that were necessary to continue the process of creating better subsidiary reporting, the use of outside professionals for services in assisting in post acquisition activities, the cost to obtain prior year audits to meet regulatory filing requirements, and the cost of providing accounting and related services to management, that will normally be performed by our personnel on a going forward basis.

The additional costs were partially offset by a business interruption claim related to the fire at the butyl rubber reclaiming facility in the amount of $325.

In addition, on February 1, 2002, we changed our estimates with regard to depreciation of coaches owned by DW Leasing and Obsidian Leasing by establishing a salvage value of approximately 38%. The depreciable lives of the coaches of 15 years was not changed. This change in estimate resulted in a reduction of selling, general and administrative expenses in the year ended October 31, 2002 of approximately $200.


Interest Expense

As discussed above, results between periods presented are not comparable. While the interest expense increased over the prior period primarily as a result of the transactions that occurred in June and July 2001, interest expense for the year ended October 31, 2002 as a percentage of average debt borrowings of $37,158 was 9.6%. Interest expense for the ten months ended October 31, 2001 as a percentage of average debt borrowings of $24,964 was 9.3% (11.2% on an annual basis). The decrease is primarily due to the reduction of the prime rate as well as the refinancing debt and equity transactions discussed below in "Liquidity and Capital Resources," "Refinancing Activities," and "Partners Equity Transactions."


Cumulative Effect of Change in Accounting Principle

We adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. We completed our transitional impairment test in conjunction with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets during the quarter ended July 31, 2002. The impairment test indicated that a portion of the goodwill of Danzer Industries was impaired. Accordingly, we recorded $2,015 as a cumulative effect of change in accounting principle.

During the fourth quarter of 2002, we evaluated the recoverability of Danzer Industries' long-lived assets, including remaining goodwill, due to Danzer Industries' significant operating loss in 2002 and the Chapter 11 bankruptcy filing of a significant customer. We determined the estimated future undiscounted cash flows were below the carrying value of certain long-lived assets. As a result, we wrote off the remaining goodwill and recorded as an operating expense a charge of $720 as loss on asset impairment.


Discontinued Operations

On October 30, 2002, our Board of Directors agreed to sell substantially all assets of Champion to an entity controlled by Messrs. Durham and Whitesell in exchange for assumption of all liabilities of Champion, excluding its subordinated debt. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets, we classified the operating results of Champion as discontinued operations. The losses from discontinued operations for the year ended October 31, 2002 and ten months ended October 31, 2001 of $1,040 and $3,376, respectively, represent the losses of Champion during these periods, net of tax benefit of $438 and $0, respectively. The loss in 2001 includes a charge for asset impairment of $2,305. Champion was not included in the financial statements for the year ended December 31, 2000. Sales of Champion in the year ended October 31, 2002 were $2,884 as compared to $3,365 for the ten months ended October 31, 2001. The decrease of $481 or 14.3% is attributable to lower order volume during 2002.

To facilitate the sale of substantially all assets of Champion, on January 27, 2003, we agreed to a settlement with Markpoint of its outstanding subordinated debt with Champion. In return for cancellation of the indebtedness and release of a pending legal action against us and Champion, we made a cash payment to Markpoint of $675 and issued to Markpoint 32,143 shares of our Series D preferred stock. In addition, we agreed to repurchase these shares at Markpoint's option at a price of $21 per share. Our repurchase obligation was guaranteed by Mr. Durham. Fair Holdings, Inc. assumed the repurchase obligation in 2003. See Note 11 to the consolidated financial statements. In calendar 2003 Markpoint exercised its option to require the repurchase of the shares and the shares were purchased by Fair Holdings, Inc. The shares issued to Markpoint have been recorded in the consolidated balance sheet as mandatory redeemable preferred stock. An amount of $338 was reclassified to equity in May 2003 when Fair Holdings acquired 16,072 shares of the Series D Preferred Stock for Markpoint and the repurchase requirement for those shares was eliminated. Subsequent to year end, Fair Holdings acquired the remaining 16,071 shares of Series D Preferred Stock from Markpoint canceling the remaining repurchase obligation. The balance of mandatory redeemable Series D Preferred Stock at October 31, 2003 of $337 was reclassified to equity subsequent to year end.


Income Tax Provision

There was income tax benefit of $33 for the year ended October 31, 2002 due to the utilization of previously reserved net operating loss (NOL) carryforwards offset by taxable gains on debt forgiveness. The income tax benefit is created primarily through NOL carryforwards recognized to the extent they are available to offset our net deferred tax liability.


                                BUSINESS SEGMENTS

The following information provides perspective on our business segments' sales and operating results by segment for the year ended October 31, 2003, 2002 and the ten-month period ended October 31, 2001. The comments that follow should be read in conjunction with our consolidated financial statements and related notes contained in this Form 10-K.

The following table shows net sales by product segment:


                                                             Ten Months Ended
                                Year Ended October 31,         October 31,
                           ---------------------------------
                                 2003            2002              2001
                           -----------------------------------------------------

Trailer manufacturing         $    41,009     $    40,775     $        10,650
Butyl rubber reclaiming            11,005          10,125               9,874
Coach leasing                       7,281           6,374               4,165
                           -----------------------------------------------------
Total                         $    59,295     $    57,274     $        24,689
                           =====================================================


We allocate selling, general and administrative expenses to the respective subsidiaries primarily based on a percentage of sales. Amounts allocated by segment are as follows:


                                Year Ended October 31,        Ten Months Ended
                                                                 October 31,
                           ---------------------------------
                                  2003             2002            2001
                           -----------------------------------------------------

Trailer manufacturing         $      1,174     $        934    $           245
Coach leasing                          200              146                 96
Butyl rubber reclaiming                317              232                275
                           -----------------------------------------------------
Total                         $      1,691     $      1,312    $           616
                           =====================================================



TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:


                          Year Ended October 31,        Ten Months Ended
                                                          October 31,
                       ------------------------------
                           2003            2002               2001
                       -------------- --------------- ---------------------

Net sales                $  41,009      $  40,775         $    10,650
Cost of sales               37,704         35,077               8,955
                       -------------- --------------- ---------------------

Gross profit             $   3,305      $   5,698         $     1,695
                       ============== =============== =====================
Gross profit %                 8.1%          14.0%                15.9%
                       ============== =============== =====================


Sales in this segment increased $234 or .6% over the comparable period of 2002. The increase was primarily related to the following factors. The sales of cargo trailers increased approximately $1,600 for the year ended October 31, 2003 as a result of additional production facilities. We added a new leased facility in Elkhart, Indiana, and production at our Danzer facility. We also made sales to existing customers in new markets. We also began a sales discount/rebate program to stimulate sales. While this program did increase the units sold, it resulted in a lower average price per unit.

The increase in cargo trailer sales was offset by the decrease in sales of truck bodies of approximately $1,375 for the year ended October 31, 2003. This reduction was related to the continued depressed condition of the telecommunications industry which has historically been a significant consumer of truck bodies, as well as the bankruptcy filing of a significant truck body customer in late 2002.

Looking ahead, sales for the trailer and related equipment manufacturing segment are expected to grow in fiscal 2004 compared to fiscal 2003 because we expect our new product line for cargo trailers, which has been well received, will eliminate the need for a discounting program. We also have additional production capacity in our new leased facility and at Danzer. We believe sales of truck bodies will continue at about the same level as 2003 unless a replacement market can be developed.

Gross profit decreased 5.9% primarily as a result of our discounting of cargo trailers that decreased our gross margin by 2.6 %. The sales discounts/rebates offered during 2003 have ended as of July 31, 2003 with the introduction of new product lines to compete in the market at higher gross margins than the discounted cargo trailers. Gross profits were also impacted by the rising costs of raw materials, primarily plywood which is a significant portion of materials in our cargo trailers. Plywood costs have nearly doubled in the last quarter of fiscal 2003 and reduced our overall gross margin by 1%. In addition the decreased volume at our truck body plant resulted in an inability to absorb fixed overhead costs. To offset these costs, management began production of cargo trailers in this facility during late 2002. Inefficiencies in the start up of this operation and additional production facilities in Elkhart, Indiana, have also had a negative impact in gross profit margins as compared to the year ended October 31, 2002.

Gross profit for the year ended October 31, 2002 was impacted by the reduced volume of truck bodies sold and only partially offset by reductions in personnel at these facilities and increased volume in the cargo trailer product line.


BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:


                           Year Ended October 31,        Ten Months Ended
                                                           October 31,
                        ------------------------------
                            2003            2002               2001
                        -------------- --------------- ---------------------

Net Sales                 $  11,005      $  10,125         $     9,874
Cost of Sales                 9,972          9,407               8,884
                        -------------- --------------- ---------------------

Gross Profit              $   1,033      $     718         $       990
                        ============== =============== =====================

Gross Profit %                  9.4%           7.1%               10.0%
                        ============== =============== =====================


Net sales in this segment for the year ended October 31, 2003 as compared to 2002 increased 8.7% in the amount of $880. Sales in this segment were higher in 2003 because of increased demand from our tire manufacturing customers and an increase in pricing. Net sales also increased due to increased demand for pipeline mastic wraps produced with reclaimed butyl rubber. Demand for this product fell dramatically beginning in October 2001 as a result of a decline in the price of crude oil in late 2001, which caused a decline in new oil exploration. As the price of crude oil has increased, the demand for those uses has also increased.

Net sales in this segment for the year ended October 31, 2002 as compared to the ten-month period ended October 31, 2001 increased 2.5%. However, sales in this segment were lower than anticipated for the year ended October 31, 2002 compared to the ten months ended October 31, 2001 due to damage at a production facility in May 2002 as a result of a fire at an adjacent property. The damage caused the facility to be closed for approximately two months and resulted in our being unable to fill all outstanding customer orders. This facility resumed production during July 2002. During 2002, we recorded an insurance recovery for business interruption of $325 as a reduction of general and administrative costs. In addition to the effects of the fire, sales for 2002 were below historical levels due to the factors enumerated below.

Significant portions of sales in this segment are to tire manufacturing companies. The tire manufacturers continued to see lower volumes of tire production during 2002. Accordingly, sales to these customers are below historical levels.

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

Looking ahead, sales are expected to grow in fiscal 2004 compared to fiscal 2003. Sales growth will depend greatly on successful implementation of our recycling program with the chapters of The National FFA Organization and finding other sources of material. In addition, the continued implementation of our Fine Grind process will increase the our ability to utilize some additional rubber products in our Butyl reclaim process and add potential new products.

Gross profit as a percentage sales increased 2.3% for the year ended October 31, 2003 compared to 2002. The primary reason for this increase is due to efficiency gains with the consolidation of our plant operations in 2003. Although we gained some efficiency in consolidating plant operations, our reclaim process is most efficient when raw material consists of primarily road worn inner tubes with a mix of other butyl rubber. During 2003 we were also able to utilize raw material previously subject to valuation allowances in the amount of approximately $145. However, the benefit of this usage is partially offset by the additional processing and labor costs involved in its usage. Since the introduction of the tubeless tire for automobiles in the 1970s, sources of material have declined substantially and the cost of available raw materials has increased. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time is incurred to ensure delivery of quality product. Management has been testing other materials including butyl pad scrap as a replacement material for the past several years with some success. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material in the future.

Operating results between fiscal year 2002 and fiscal year 2001 are not comparable, because the results of operations in 2001 include only ten months of operations. Gross profit percentage decreased from 10% for the ten months ended October 31, 2001 to 7.1% for the year ended October 31, 2002 as a result of constraints on achieving operating efficiency including lack of consistent raw material supply, the fire discussed above, and reduced use of raw materials previously subject to valuation allowances. During 2002 we were able to utilize raw material previously subject to valuation allowances in the amount of approximately $404 as compared to $578 in 2001.

Looking ahead, our segment earnings are expected to improve, but will depend greatly on the success of finding consistent sources of raw material and improved efficiencies in our operations.


COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:


                            Year Ended October 31,        Ten Months Ended
                                                            October 31,
                         ------------------------------
                             2003            2002               2001
                         -------------- --------------- ---------------------

Net Sales                   $  7,281       $  6,374        $      4,165
Cost of Sales                  4,060          3,357               1,618
                         -------------- --------------- ---------------------

Gross Profit                $  3,221       $  3,017        $      2,547
                         ============== =============== =====================
Gross Profit %                  44.2%          47.3%               61.1%
                         ============== =============== =====================



Sales for year ended October 31, 2003 increased 14.2% in the amount of $907 over 2002. The increase in sales is attributable to marketing efforts and the addition of five coaches during the first quarter of 2003. Our marketing efforts on specialized tour groups such as golf course trips, Broadway musicals, corporate customers, and rock and pop bands have expanded our customer base as these customers are in addition to the country and western performers who have traditionally been this segment's primary customer base. The additional five coaches plus an additional coach purchased in the fourth quarter of 2003 increase the average number of coaches in the fleet to 38 for the year ended October 31, 2003, compared to 32 for the year ended October 31, 2002.

Operating results are not comparable for the year ended October 31, 2002 and the ten months ended October 31, 2001, because the results of operations in 2001 include only ten months of operations. Sales for the year ended October 31, 2002 increased 53% in the amount of $2,209 over the ten-month period ended October 31, 2001. The increase in sales is attributable to an additional two months in the period and additional revenue from the increased use of employee coach drivers versus independent contractors paid directly by the customer. These factors were partially offset by a decrease in utilization from 75% in 2001 to 69% in 2002. The average fleet size in 2002 of 32 was comparable to 2001. We believe the increased revenue is a result of its marketing efforts to rock and roll, pop, touring Broadway shows and corporate customers. These customers are in addition to the traditional country and western performers who have historically been this segment's primary customer base. This business is seasonal in nature and historically is stronger in the spring, summer and fall months.

Looking ahead, we expect segment sales in fiscal 2004 to increase with the full-year impact increase in the total number of coaches added to our fleet. We are also working to continually improve our utilization percentage. Our total utilization rate was approximately 69% for 2003 and 2002, which indicates the period of time the coach is being leased.

Gross profit percentage for this segment was 44.2% for the year ended October 31, 2003 compared to 47.3% for the year ended October 31, 2002. The reduction is attributable primarily to the need to sublease additional buses from third parties to meet current demand during peak periods and increased operating costs for insurance.

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

Looking ahead, we expect fiscal 2004 gross profit to be higher than 2003 with the additional sales related to the six new coaches added which reduces the need to sublease from third parties.


                        LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

In June 2001, we purchased four new businesses and began operations as a consolidated holding company with multiple operating subsidiaries. In the period since June 2001, we have incurred losses and reductions in our equity. During this period we have financed our losses and have been able to refinance certain third party obligations with DC Investments, LLC and its subsidiary Fair Holdings and other third parties. Our borrowings from Fair Holdings have been on terms that may not have been available from other sources. As of October 31, 2003, our total debt outstanding to Fair Holdings was $14,158.

We are continuing to address our liquidity and working capital through various means including operational changes and financing matters which are discussed below. During the period these plans are put in place, we have continued to receive financing, and have in place arrangements to receive additional financial support from Fair Holdings if necessary.


WORKING CAPITAL

Our businesses are working capital intensive and require funding for purchases of production inventory, capital expenditures and expansion and upgrading of facilities. Each of our subsidiaries have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. Our working capital position (current assets over current liabilities) was positive at October 31, 2003 by $6,045. At the end of fiscal year 2002, our working capital position was $1,591. The increase in working capital is primarily attributable to our ability to finance working capital and financial losses through long-term borrowings from a related party under a line of credit agreement. The following table highlights several key measures of our working capital performance:

                                                2003                2002
                                          ------------------ -------------------

Average cash and cash equivalents             $     1,034        $       725
Average short-term debt                             4,023              6,769
Average inventories, net                            7,385              6,439
Average receivables, net                            3,486              3,439
Average days receivables outstanding                 21.9               21.1
Inventory turnover                                    7.0                7.4

Average short-term debt decreased in fiscal 2003 compared to fiscal 2002 primarily due to the timing of maturities on certain line of credit facilities and refinancing certain debt with a related party on a long term basis. The increased average inventories, net was primarily due to additional purchases for expected sales volumes and additional production capacity to build more cargo trailers. These factors also affected our inventory turnover which decreased from 7.4 in 2002 to 7.0 in 2003. Our average days receivables outstanding increased slightly to 21.9 in 2003 compared to 21.1 in 2002 but are low due to the prepayment of our tours for coach leasing and good collection efforts with customers.

We expect that average receivables and inventory levels in fiscal 2004 will increase slightly compared to fiscal 2003 due to higher planned sales volumes. We also anticipate both average days outstanding for receivables and inventory turnover to be about the same in fiscal 2004 compared to fiscal 2003 as we continue efforts to improve asset utilization.

We continue to address liquidity and working capital issues in a number of ways. In fiscal 2003, net cash used in continuing operations was $2,604. The use of cash and working capital was primarily related to the discounting program and overall economic conditions as described above. In 2004 we expect our operations to generate positive cash and increase our overall working capital through improved operations by;

     o Discontinuing the cargo trailer discounting program that ended in July 2003 with the introduction of a new product line to replace the need to provide discounts to maintain market share. The new product line has a competitive price, while providing gross profits at historic levels.

     o Cost reduction initiatives for raw materials in the trailer and related transportation manufacturing segment with the implementation of alternative materials and additional discounts through purchasing.

     o Implementation of the new fine grind production process in the butyl rubber reclaiming segment. The new process will maximize the use of the existing raw materials in the existing butyl reclaim production and also provide potential additional production of natural rubber.

     o Capitalize on the trailer production line put in place in the fourth quarter of 2002 that provides a new product line to the existing customers of Danzer. This production line and related sales effort have allowed us to enter a new market along the East coast of the U.S. Our ability to capitalize on this opportunity will be a determining factor on our ability to reduce this operation's use of working capital resources. Management will continue to evaluate the operations on a continuous basis.

     o We continue to look for ways to strengthen our liquidity, equity and working capital through ongoing evaluations of merger and acquisition candidates. As fully described in the Registration Statement on Form S-4 and the other filings we have made with the SEC, on December 15, 2003 we commenced an exchange offer for all of the outstanding shares of Net Perceptions, Inc., a developer of software products for the retail industry which has been winding down its operations and whose assets are predominately cash or cash equivalents. We cannot predict whether we will be successful in acquiring some or all of the outstanding shares of Net Perceptions in exchange for our common shares due to the fact that several important conditions are in the control of the Board of Directors of Net Perceptions. If we are successful in acquiring all of the outstanding shares based upon our latest proposal, the effect of the transaction would be to substantially increase our working capital and equity and to substantially increase the number of our outstanding common shares. If we are unsuccessful in acquiring Net Perceptions, we will have incurred substantial expenses which will impact our operating results and available working capital.

     o    Overall improvements in economic conditions

In addition, management believes that the following steps started in early 2003 and currently underway will continue to improve our working capital, strengthen our equity and place us in a position to successfully enhance our liquidity. These steps include:

     o The divestiture of Champion in the first quarter of 2003 as described below under "Champion Transactions" which improved the Company's overall equity and working capital position.

     o Our refinancing activities in the fourth quarter of 2002 and first quarter of 2003 reduced our interest costs and decreased the proportion of debt which has been classified as a current liability. We refinanced certain coaches transferred from DW Leasing to Obsidian Leasing with various existing lenders and with Fair Holdings. Two senior lenders representing approximately 80% of Obsidian Leasing Company's debt have refinanced their respective loans which included a substantial reduction in the interest rates and a longer amortization of the debt. The debt was refinanced by the existing lenders for 80% of the current amount outstanding. The remaining 20% was financed through a note payable to Fair Holdings. In addition to the above refinancing, on December 17, 2002, Obsidian Leasing sold four coaches to DC Investments Leasing, LLC ("DC Investments Leasing"), a newly created entity owned 50% by the Company's Chairman, in exchange for DC Investments Leasing's satisfaction of the debt outstanding on such coaches. DC Investments Leasing paid this debt through a financing at terms that included a reduction in interest rates. In addition, DC Investments Leasing also acquired five additional coaches that were previously to be purchased by us thereby eliminating our existing purchase commitment for the coaches. DC Investments Leasing also entered into a management agreement with Pyramid under which all nine coaches described above will be leased by Pyramid.

     o On January 3, 2003, Obsidian Leasing repaid debt due to former shareholders in the amount of $928 with a loan from Fair Holdings at terms further described in Note 8 to the consolidated financial statements. The loan with Fair Holdings provided funds to repay maturing notes with proceeds from a long-term obligation without using operating capital.

     o During January 2003, United and U.S. Rubber obtained modifications to provide less stringent requirements on certain financial covenants with their respective lenders.

     o On March 28, 2003, Fair Holdings acquired the line of credit and term debt due to the senior lender of Danzer in the amount of $1,488 under an assignment and assumption agreement. The maturity date of the line of credit included in the assignment and assumption agreement was extended to April 2006, increased maximum borrowings under the line of credit from $1,000 to $1,500 and the debt covenants required by the senior lender were waived through the end of the term. All other terms of the assumed notes remain the same.

     o During March 2003, United completed a compensation review and update and provided a revised pay scale which realigns the Company with its industry and reduces compensation costs. United also continues to develop its new production facility to increase productivity and plant efficiency.

     o During 2003, U.S. Rubber has continued to consolidate its butyl reclaiming operations from two plants to one to maximize production and efficiently utilize equipment. The consolidation has provided some pieces of equipment to be at times temporarily idle until the Company completes its implementation of a new production process for "fine grind rubber." Existing and new equipment will be required to complete the "fine grind" production line.

     o In October 2003, we received $250 in proceeds from the issuance of 14,285 shares of Series D Preferred Stock to Partners under an existing capital contribution agreement further described under "Guarantee of Partners." The proceeds were used to maintain compliance with certain debt covenants with the senior lender of U.S. Rubber.

     o We secured an additional financial commitment from Fair Holdings to provide, as needed, additional borrowings under a $12,000 line of credit agreement, which expires on January 1, 2007. Currently, approximately $5,955 is available to us under the agreement.

Management believes the steps taken to improve our operations will positively impact our liquidity and working capital for fiscal 2004. However, success is dependent on our ability to restore gross profits and capitalize on potential new markets in the trailer and related transportation manufacturing segment, obtain consistent material supply in the butyl rubber reclaiming segment and continue to grow the coach leasing segment. If our operating results are less than expected, the increased commitment from Fair Holdings will provide additional liquidity in 2004.


FINANCIAL COVENANTS

Significant financial covenants in our credit agreements are the maintenance of minimum ratios, levels of earnings to funded debt and fixed charge coverage rate. We did not meet requirements and covenants in certain debt agreements. At October 31, 2003, United had violated financial covenants with First Indiana Bank and Huntington Capital Investment Company. United has received waivers of these violations through November 1, 2004 from First Indiana along with modifications to its covenants. Huntington Capital Investment Company also waived their covenant violations and we are currently in discussions regarding modifications to the covenants.

Various subsidiary companies were in violation of requirements to provide year-end financial statements to various lenders within 90 days of the close of the 2003 year end. Management has received extensions of time from the lenders.

Our high level of debt creates liquidity issues for us and the stringent financial covenants that are common for this type of debt increase the probability that our subsidiaries may from time to time be in technical default under these loans. These risks are mitigated, in part, for our United and U.S. Rubber subsidiaries by the right described below under "Guarantees of Partners." They are also mitigated by the divestiture of Champion, and the completed refinancing efforts with respect to U.S. Rubber and the coach leasing segment.


Long-Term Assets

Long-term assets as of October 31, 2003 were $32,300 compared to $32,900 as of October 31, 2002. The net decrease was $600 and primarily due to amortization of intangible assets and the disposal of assets held for sale related to Champion. Net property and equipment increased due to higher spending on production equipment and new coaches.

Capital Structure

The following table details our total capitalization components:

                                                           2003           2002
                                                         ---------     ---------

Short-term debt                                          $  2,379      $  5,667
Long-term debt, including Redeemable Preferred Stock       40,842        30,797
Stockholders' deficit                                    $ (3,253)     $   (689)

Total debt increased in fiscal 2003 by $6,757 compared to fiscal 2002. The increase relates primarily to the increase in working capital needs by funding operational losses, financing of operational equipment and coaches and an increase in the valuation of Mandatory Redeemable Preferred Stock. Shareholders equity decreased as a result of the current year loss.


CASH AVAILABILITY

On a consolidated basis, at October 31, 2003, we had approximately $1,100 of cash and cash equivalents. Danzer Industries, U.S. Rubber, United, and Obsidian Enterprises each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At October 31, 2003, additional current availability under these credit lines and maximum availability if supported by their individual borrowing base are:

      Company                 Current Availability       Maximum Availability
Danzer Industries (1)             $     200                   $      200
U.S. Rubber                             344                        1,941
United                                   --                          150
Obsidian Enterprises (1)              5,955                        5,955

(1)  Additional borrowings only through Fair Holdings, Inc., a Related Party


                          PARTNERS EQUITY TRANSACTIONS

Partners, our major shareholder, was required under the Plan of Reorganization to fund through the purchase of additional preferred stock certain ongoing administrative expenses of the Company to complete the Plan of Reorganization, complete all required current and prior year audits to meet the regulatory filing requirements, and ensure all annual and quarterly SEC filings are completed to enable the registration of the preferred stock issued to Partners. The amounts expended through October 31, 2002 approximated $1,275. Pursuant to the agreement with Partners, we converted these amounts to equity in exchange for issuance to Partners of convertible preferred stock in October 2002. Additional expenses of $270 in excess of amounts Partners was obligated to pay were funded by Fair Holdings, Inc. and subsequently converted to Series D Preferred Stock. The total liability of $1,545 converted to equity was incurred as follows: $364 capitalized in the reverse merger transaction; $376 as expenses incurred in 2001; and $805 as expenses incurred in 2002.

In 2002, Partners converted $1,290 of notes payable and accrued interest from us to Partners to 402,906 shares of our Series C Preferred Stock.

In October 2003, Partners acquired 14,285 shares of the Company's Series D Preferred Stock for $250 under the capital contribution agreement described under "Guarantee of Partners" below.


                             GUARANTEES OF PARTNERS

We have an agreement with Partners that gives us the right to mandate a capital contribution from the Partners if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement with Partners up to $1,370 on U.S. Rubber and $1,000 on United to fund the respective subsidiary's shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary's debt obligations to the lender. During 2003 Partners acquired 14,285 shares of Series D Preferred stock for $250 under the above agreement. The proceeds were loaned to U.S. Rubber to keep the Company in compliance with its fixed charge coverage ratio for its revolving line of credit agreement.


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

To facilitate the sale of substantially all assets of Champion, on January 27, 2003, the Company agreed to a settlement with Markpoint of its outstanding subordinated debt with Champion. In return for cancellation of the indebtedness and release of a pending legal action against the us and Champion, we made a cash payment to Markpoint of $675 and issued to Markpoint 32,143 shares of the Company's Series D preferred stock. In addition, we agreed to repurchase these shares at a price of $21 per share. Our repurchase obligation was guaranteed by Mr. Durham. Fair Holdings, Inc. assumed the repurchase obligation. See Item 13 "Certain Relationships and Related Transactions." In calendar 2003 Markpoint exercised its option to require the repurchase of the shares and the shares were purchased by Fair Holdings, Inc. Subsequent to the settlement, the Company's Board of Directors authorized the sale of Champion, which was completed January 30, 2003.


Off-Balance Sheet Arrangements and Contractual Obligations

It is not our usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to operating lease commitments described below in the table of contractual obligations.


                                   CASH FLOWS

A summary of our contractual cash obligations for the fiscal years ending 2004 through 2007 and 2008 and thereafter at October 31, 2003 is as follows:



                                                                                                           2008 and
Contractual Obligations                    Total         2004         2005         2006         2007      Thereafter
--------------------------------------- ------------ ------------- ------------ ------------ ------------ ------------

Long-term debt, and all debt service
 interest payments                       $   51,616   $    5,182    $   17,563   $   11,377   $   10,226   $    7,268
Operating leases                              1,177          452           314          220          173           18
Mandatory redeemable preferred stock          2,140          337            --        1,803           --           --
                                        ------------ ------------- ------------ ------------ ------------ ------------

Total contractual cash obligations       $   54,933   $    5,971    $   17,877   $   13,400   $   10,399   $    7,286
                                        ============ ============= ============ ============ ============ ============


Cash flow and liquidity are discussed further below, and in the footnotes to our consolidated financial statements.

We also have commercial commitments as described below:


 Other Commercial Commitment      Total Amount Committed     Outstanding at October 31,       Date of Expiration
                                                                        2003
------------------------------- ---------------------------- ---------------------------- ----------------------------

Line of credit, related party         $           1,500            $           1,300      April 1, 2006
Line of credit, bank                              4,400                        4,250      February 1, 2004
Line of credit, bank                              4,000                        2,059      October 1, 2005
Line of credit, related party                    12,000                        6,045      January 1, 2007


Our net cash used in continuing operations for the year ended October 31, 2003 was $2,604. This is comprised of a loss from continuing operations of $3,824, offset by noncash depreciation and amortization of $2,850, increases in accounts receivable of $357, inventories of $140, other assets of $54, and customer deposits of $51 and decreases in deferred taxes of $1,003, accounts payable of $709 and accrued expenses of $96. In addition, we had noncash losses on sale of equipment of $10, loss on marketable securities of $72, minority interest of $172, accretion of interest of $394 and stock-based compensation of $30.

Net cash flow provided from financing activities for the year ended October 31, 2003 was $6,496. This is comprised of borrowings of long-term debt and net borrowings of short-term debt of $11,091 and proceeds from capital contributions of $250, offset by principal repayments of long-term debt of $3,865 and payments to related parties of $885. We also paid debt issuance costs of $95.

Cash flow was used in investing activities for the year ended October 31, 2002 of $3,623. This is comprised of purchases of property and equipment of $3,654 and proceeds from the sale of property and equipment of $31.

The total increase in cash is summarized as follows:

                                                                                                   Ten Months Ended
                                                                   Year Ended October 31,             October 31,
                                                            ------------------- ------------------
                                                                   2003               2002               2001
                                                            ------------------- ------------------ ------------------
Net cash provided by (used in) continuing operations          $      (2,604)      $         322      $       1,763
Net cash provided by (used in) investing activities                  (3,623)               (588)           (17,772)
Net cash provided by financing activities                             6,496                 618             16,321
Net cash flow provided by (used in) discontinued
operations                                                              (41)                 39                 --
                                                            ------------------- ------------------ ------------------
Increase in cash and cash equivalents                         $         228       $         391      $         312
                                                            =================== ================== ==================


Inflation

We are subject to the effects of inflation and changing prices. In our opinion, changes in net sales and net earnings that have resulted from inflation have not been material to the fiscal years presented but there is no assurance that inflation and changing prices will not materially affect us in the future. We attempt to deal with these inflationary and pricing pressures by actively pursuing internal cost reduction efforts and introducing corresponding price increases.


Market Risk

Due to the nature of our operations and the highly leveraged acquisitions incurred with variable debt we are subject to exposures that arise from fluctuations in interest rates. To manage the volatility relating to this exposure, we evaluate our exposures and attempt to minimize any negative effects by refinancing.


                          CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during 2002 of a customer resulted in a bad debt charge of $379. However, we believe our reserve for doubtful accounts of $496 should be adequate for any exposure to loss in our October 31, 2003 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $321 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. Property and equipment are reviewed for impairment when events and circumstances indicate impairment factors may be present. Currently, operating results at our truck body manufacturing facility, including the bankruptcy of a significant truck body customer, indicate the assets of this facility may become subject to impairment. Accordingly, we are analyzing these assets for impairment in conjunction with our analysis of the continuing operations of this facility. In addition, consolidation of facilities at our butyl rubber reclaiming operation has resulted in some equipment at the facility being temporarily idle as we implement a new production line for "fine grind" rubber. Should this new process not utilize all of the idle equipment, we will analyze such equipment for impairment. As of October 31, 2003, we determined there is no impairment of our property and equipment.

Goodwill and intangibles are reviewed annually for impairment or more frequently when events and circumstances indicate potential impairment factors are present. We have established the first day of the fourth quarter as the date for our annual goodwill impairment test. In assessing the recoverability of our goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Based on the annual goodwill and intangibles test for impairment as of October 31, 2003, we determined there is no impairment of our goodwill and intangibles.

The initial cost of coaches acquired is depreciated over a straight-line basis to a salvage value of 38% of original cost. Subsequent enhancements and refurbishments of coaches are depreciated over five years using the straight-line method. The age of coaches in our fleet range from less than one year to ten years, with an average age of approximately four years. Actual value of coaches after 15 years is dependent on several factors including the level of maintenance and the market conditions at the time of disposal. We have not disposed of a material number of coaches, and our estimate of depreciation is based on information other than actual disposal experience. Accordingly, we continue to evaluate our estimates with respect to the actual depreciation of such vehicles based on market conditions and our experience in disposals when they occur. Depreciation expense related to the coaches for the year ended October 31, 2003 was approximately $575. If future factors indicate that our salvage value on the coaches should be reduced to 20%, depreciation expense would have to be increased approximately $166 to $741. If it is determined that the coaches have no salvage value, estimated depreciation expense for the coaches for the year ended October 31, 2003 would have approximated $927.

In conjunction with financing of the acquisition of United, we issued 386,206 shares of Series C preferred stock to Huntington Capital Investment Company ("Huntington"). The note purchase agreement includes a provision that gives Huntington the option to require us to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all of our assets as defined in the agreement. Increases in the value of our stock will result in a corresponding increase to this repurchase requirement. Accordingly, a substantial increase in stock price at the repurchase date may have an adverse impact on our liquidity. At October 31, 2003, we had violated certain financial covenants defined in the subordinated debt agreement with Huntington. We received a waiver of these violations and are negotiating an amendment to the agreement as of October 31, 2003.


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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Obsidian Enterprises, Inc.
Indianapolis, Indiana


We have audited the accompanying consolidated balance sheets of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the years ended October 31, 2003 and 2002 and the ten months ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended October 31, 2003 and 2002 and the ten months ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America

As discussed in Note 8 and Note 15 to the financial statements, the Company has borrowings totaling $14,158,000 from DC Investments, LLC and its subsidiary, Fair Holdings, LLC, entities controlled by the Company's chairman.

Our audit of the consolidated financial statements of Obsidian Enterprises, Inc. and Subsidiaries included Schedule II, contained herein, for the years ended October 31,2003 and 2002 and the ten months ended October 31, 2001. In our opinion, such schedule presents fairly the information required to be set forth therein, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ McGladry & Pullen, LLP

Elkhart, Indiana
February 2, 2004


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 October 31,      October 31,
                                                                                     2003             2002
                                                                               ----------------------------------
Assets

Current assets:
  Cash and cash equivalents                                                      $        1,148   $          920
  Marketable securities                                                                     114              137
  Accounts receivable, net of allowance for doubtful accounts
   of $496 for 2003 and $495 for 2002 (Note 8)                                            3,665            3,307
  Accounts receivable, related parties (Note 15)                                             52              206
  Inventories, net (Notes 6 and 8)                                                        7,455            7,315
  Prepaid expenses and other assets                                                         531              384
  Deferred income tax assets (Note 14)                                                      550              665
                                                                               ----------------------------------

Total current assets                                                                     13,515           12,934

Property, plant and equipment, net (Notes 7 and 8)                                       24,480           23,048

Other assets:
  Intangible assets (Notes 3 and 5):
   Goodwill not subject to amortization                                                   6,434            6,434
   Noncompete agreements, less accumulated amortization
     of $399 for 2003 and $222 for 2002                                                     487              664
   Trade name and customer relations, less accumulated
     amortization of $290 for 2003 and $208 for 2002                                        637              719
   Deferred debt costs, less accumulated amortization
     of $218 for 2003 and $97 in 2002                                                       320              470
   Other                                                                                      9              116
   Assets of subsidiary held for sale (Note 4)                                               --            1,538
                                                                               ----------------------------------

                                                                                 $       45,882   $       45,923
                                                                               ==================================

The accompanying notes are an integral part of the consolidated financial statements.


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 October 31,      October 31,
                                                                                     2003             2002
                                                                               ----------------------------------

Liabilities and Stockholders' Deficit

Current liabilities:
  Current portion of long-term debt (Note 8)                                     $        2,379   $        5,667
  Accounts payable, trade                                                                 2,742            3,450
  Accounts payable, related parties (Note 15)                                               837              668
  Accrued compensation                                                                      666              810
  Accrued expenses                                                                          560              514
  Customer deposits                                                                         286              234
                                                                               ----------------------------------

Total current liabilities                                                                 7,470           11,343

Long-term debt, net of current portion (Note 8)                                          24,765           23,879

Long-term debt, related parties (Note 8 and 15)                                          13,937            5,518

Deferred income tax liabilities (Note 14)                                                   651            1,624

Liabilities of subsidiary held for sale (Note 4)                                             --            2,848

Commitments and contingencies (Note 16)

Minority interest                                                                           172               --

Mandatory redeemable preferred stock (Note 11):
  Class of Series C Preferred Stock: 386,206 shares outstanding for
   2003 and 2002 (Note 11)                                                                1,803            1,400
  Class of Series D Preferred Stock: 16,071 shares outstanding for
   2003 (Note 11)                                                                           337               --

Stockholders' deficit (Note 12):
    Common stock, par value $.0001 per share; 40,000,000 shares authorized;
    36,007,855 shares outstanding                                                             3                3
    Preferred stock, 5,000,000 shares authorized; Class of Series C Preferred
    Stock, par value $.001, 4,600,000 authorized, 3,982,193 shares issued and outstanding in 2003 and 2002; 200,000 shares of undesignated Preferred
    Stock authorized                                                                          5                5
    Preferred stock, 200,000 shares authorized; Class of Series D convertible preferred stock, par value $.001, 118,687 and 88,330 shares
    issued and outstanding in 2003 and 2002                                                  --               --
    Additional paid-in capital                                                           11,743           10,184
    Accumulated other comprehensive loss                                                     --              (49)
    Accumulated deficit                                                                 (15,004)         (10,832)
                                                                               ----------------------------------

Total stockholders' deficit                                                              (3,253)            (689)
                                                                               ----------------------------------

                                                                                 $       45,882   $       45,923
                                                                               ==================================

The accompanying notes are an integral part of the consolidated financial statements.


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)

                                                                   Year Ended October 31,         Ten Months Ended
                                                                                                    October 31,
                                                            -------------------------------------
                                                                  2003               2002               2001
                                                            --------------------------------------------------------
Net sales                                                     $       59,295    $       57,274     $       24,689

Cost of sales                                                         51,736            47,841             19,457
                                                            --------------------------------------------------------

GROSS PROFIT                                                           7,559             9,433              5,232

Selling, general and administrative expenses                          (8,537)           (8,589)            (4,251)
Loss on asset impairment (Note 3)                                         --              (720)                --
Insurance settlement                                                      --               325                 --
                                                            --------------------------------------------------------

Income (loss) from operations                                           (978)              449                981

Other income (expense):
  Interest expense (Note 8)                                           (3,547)           (3,552)            (2,312)
  Other income                                                            17                12                 --
  Other expense                                                          (81)             (217)               (60)
                                                            --------------------------------------------------------

Loss before income taxes, discontinued operations, and
 cumulative effect of change in accounting principle                  (4,589)           (3,308)            (1,391)

Income tax benefit (Note 14)                                             937                33                372
                                                            --------------------------------------------------------

Loss from continuing operations before discontinued
 operations and cumulative effect of change in accounting
 principle                                                            (3,652)           (3,275)            (1,019)

Loss from discontinued operations, net of tax (Note 4)                   (49)           (1,040)            (3,376)
                                                            --------------------------------------------------------

Loss before cumulative effect of change in accounting
 principle                                                            (3,701)           (4,315)            (4,395)

Cumulative effect of change in accounting principle, net
 of tax (Note 3)                                                          --            (2,015)                --
                                                            --------------------------------------------------------

Loss before minority interest                                         (3,701)           (6,330)            (4,395)

Minority interest                                                       (172)               --                 --
                                                            --------------------------------------------------------

Net loss                                                      $       (3,873)   $       (6,330)    $       (4,395)
                                                            ========================================================

Basic and diluted loss per share attributable to common shareholders (Note 2):
  From continuing operations                                  $         (.12)   $         (.09)    $         (.04)
  Discontinued operations, net of tax                                  --                 (.03)              (.13)
  Cumulative effect of accounting change, net of tax                   --                 (.06)                --
                                                            --------------------------------------------------------

Net loss per share                                            $         (.12)   $         (.18)    $         (.17)
                                                            ========================================================

Weighted average common and common equivalent shares
outstanding, basic and diluted:                                   36,007,855        36,007,855         25,830,856
                                                            ========================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                              OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                                                          (dollars in thousands)


                                                     Comprehensive                      Series C Convertible  Series D Convertible
                                                        Income         Common Stock        Preferred Stock       Preferred Stock
                                                                   -----------------------------------------------------------------
                                                        (Loss)       Shares     Amount     Shares     Amount     Shares     Amount

                                                     -------------------------------------------------------------------------------

Balance at December 31, 2000                                   --   17,760,015        1           --       --           --       --
Conversion of debt to common stock                             --    1,750,000       --           --       --           --       --
To record the effect of the reverse merger June 21,
 2001 (Note 6)                                                 --           --        1    1,970,962        2           --       --
Conversion of Series C Preferred Stock to common
 stock                                                         --   16,497,840        1     (824,892)      (1)          --       --
Issuance of 2,593,099 shares of Series C Preferred
 Stock associated with the acquisition of United
 and capital contribution (Note 6)                             --           --       --    2,206,893        3           --       --
Unrealized gain on available-for-sale marketable
 securities                                                   140           --       --           --       --           --       --
Fair value adjustment on redeemable preferred stock            --           --       --           --       --           --       --
2001 net loss                                              (4,395)          --       --           --       --           --       --
                                                     -------------------------------------------------------------------------------

Total comprehensive loss                               $   (4,255)
                                                     ==============

Balance at October 31, 2001                                         36,007,855        3    3,352,963        4           --       --
Issuance of 30,000 shares of Series C Preferred
 Stock associated with U.S. Rubber, net of tax         $       --           --       --       30,000       --           --       --
Issuance of 589,230 shares of Series C Preferred
 Stock associated with Fair Holdings and Obsidian
 Capital Partners, LP                                          --           --       --      589,230        1           --       --
Issuance of 88,330 shares of Series D Preferred
 Stock associated with Fair Holdings and Obsidian
 Capital Partners, LP                                          --           --       --           --       --       88,330       --
Exercise of stock warrants in exchange for 10,000
 shares of Series C Preferred Stock                            --           --       --       10,000       --           --       --
Distributions to members of DW Leasing                         --           --       --           --       --           --       --
Unrealized loss on available-for-sale marketable
 securities                                                   (86)          --       --           --       --           --       --
Fair value adjustment on redeemable preferred stock            --           --       --           --       --           --       --
2002 net loss                                              (6,330)          --       --           --       --           --       --
                                                     -------------------------------------------------------------------------------

Total comprehensive loss                               $   (6,416)
                                                     ==============

Balance at October 31, 2002                                         36,007,855        3    3,982,193        5       88,330       --

Contribution to capital from sale of Champion to
 related party                                                              --       --           --       --           --       --
Tax effect of sale of coaches to DC Investments
 Leasing, LLC                                                               --       --           --       --           --       --
Extension of stock options                                                  --       --           --       --           --       --
Assignment of 16,072 shares of Series D mandatory
 redeemable Preferred Stock                                                 --       --           --       --       16,072       --
Issuance of 14,285 shares of Series D Preferred
 Stock associated with Obsidian Capital Partners, LP                        --       --           --       --       14,285       --
Loss on available-for-sale marketable securities               --           --       --           --       --           --       --
Fair value adjustment on redeemable Preferred Stock                         --       --           --       --           --       --
2003 net loss                                              (3,873)          --       --           --       --           --       --
                                                     -------------------------------------------------------------------------------

Total comprehensive loss                               $   (3,873)
                                                     ==============


Balance at October 31, 2003                                         36,007,855        3    3,982,193        5      118,687       --
                                                                   =================================================================

[Remainder of table on following page]

[Remainder of table on previous page]

                                                     Additional    Other       Earnings
                                                      Paid-in   Comprehensive(Accumulated

                                                      Capital      Income      Deficit)     Total
                                                                   (Loss)
                                                     -----------------------------------------------
Balance at December 31, 2000                                 --          --        4,938      4,939
Conversion of debt to common stock                          355          --           --        355
To record the effect of the reverse merger June 21,
 2001 (Note 6)                                            3,760        (103)      (4,938)    (1,278)
Conversion of Series C Preferred Stock to common
 stock                                                       --          --           --         --
Issuance of 2,593,099 shares of Series C Preferred
 Stock associated with the acquisition of United
 and capital contribution (Note 6)                        1,497          --           --      1,500
Unrealized gain on available-for-sale marketable
 securities                                                  --         140           --        140
Fair value adjustment on redeemable preferred stock          70          --           --         70
2001 net loss                                                --          --       (4,395)    (4,395)
                                                     -----------------------------------------------

Total comprehensive loss


Balance at October 31, 2001                               5,682          37       (4,395)     1,331
Issuance of 30,000 shares of Series C Preferred
 Stock associated with U.S. Rubber, net of tax            1,017          --           --      1,017
Issuance of 589,230 shares of Series C Preferred
 Stock associated with Fair Holdings and Obsidian
 Capital Partners, LP                                     1,885          --           --      1,886
Issuance of 88,330 shares of Series D Preferred
 Stock associated with Fair Holdings and Obsidian
 Capital Partners, LP                                     1,545          --           --      1,545
Exercise of stock warrants in exchange for 10,000
 shares of Series C Preferred Stock                          20          --           --         20
Distributions to members of DW Leasing                       --          --         (107)      (107)
Unrealized loss on available-for-sale marketable
 securities                                                  --         (86)          --        (86)
Fair value adjustment on redeemable preferred stock          35          --           --         35
2002 net loss                                                --          --       (6,330)    (6,330)
                                                     -----------------------------------------------

Total comprehensive loss


Balance at October 31, 2002                              10,184         (49)     (10,832)      (689)

Contribution to capital from sale of Champion to
 related party                                            1,142          --           --      1,142
Tax effect of sale of coaches to DC Investments
 Leasing, LLC                                               (96)         --           --        (96)
Extension of stock options                                   30          --           --         30
Assignment of 16,072 shares of Series D mandatory
 redeemable Preferred Stock                                 337          --           --        337
Issuance of 14,285 shares of Series D Preferred
 Stock associated with Obsidian Capital Partners, LP        250          --           --        250
Loss on available-for-sale marketable securities           --            49                      49
Fair value adjustment on redeemable Preferred Stock        (104)         --         (299)      (403)
2003 net loss                                              --            --       (3,873)    (3,873)
                                                     -----------------------------------------------

Total comprehensive loss

Balance at October 31, 2003                            $ 11,743      $   --     $(15,004)  $ (3,253)
                                                     ===============================================
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                        Year Ended October 31,      Ten Months
                                                                                                  Ended October
                                                                                                       31,
                                                                     -----------------------------
                                                                          2003          2002           2001
                                                                     --------------------------------------------

Cash flow from operating activities from continuing operations:
  Loss from continuing operations                                      $    (3,824)   $    (5,290)  $    (1,019)
  Adjustments to reconcile loss from continuing operations
   to net cash provided by (used in) operating activities:
    Cumulative effect of change in accounting principle                         --          2,015            --
    Loss on asset impairment                                                    --            720            --
    Depreciation and amortization                                            2,850          2,568         2,055
    Loss on debt refinancing                                                    --            181            --
    Loss (gain) on sale of equipment                                            10             41            (4)
    Loss on marketable securities                                               72             --            81
    Stock-based compensation                                                    30             --            --
    Minority interest                                                          172             --            --
    Accretion of interest                                                      394            162            35
    Deferred income taxes                                                   (1,003)           (40)         (408)
    Changes in operating assets and liabilities net of
     effect of acquisitions:
      Accounts receivable, net                                                (357)           264           767
      Inventories, net                                                        (140)        (1,752)         (630)
      Other assets                                                             (54)           336            71
      Accounts payable, trade                                                 (709)           545           810
      Accrued expenses                                                         (96)          (339)          321
      Customer deposits                                                         51            473          (316)
                                                                     --------------------------------------------

Net cash provided by (used in) operating activities from continuing
 operations                                                                 (2,604)          (116)        1,763
                                                                     --------------------------------------------

Cash flows from investing activities from continuing operations:
  Capital expenditures                                                      (3,654)          (910)       (1,185)
  Proceeds from sale of equipment                                               31            322         1,321
  Acquisition-related closing costs                                             --             --          (146)
  Purchase of marketable equity securities                                      --             --          (213)
  Cash received in reverse merger and other acquisitions                        --             --            26
  Cash payments in connection with the purchase of
    U.S. Rubber, net of cash acquired                                           --             --        (5,730)
  Cash payments in connection with the purchase of assets
    of United, net of cash acquired                                             --             --       (12,040)
  Proceeds from sale of marketable equity securities                            --             --           195
                                                                     --------------------------------------------

Net cash used in investing activities from continuing operations            (3,623)          (588)      (17,772)
                                                                     --------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                                                    Ten Months
                                                                                                  Ended October
                                                                        Year Ended October 31,         31,
                                                                     -----------------------------
                                                                          2003          2002           2001
                                                                     --------------------------------------------

Cash flows from financing activities from continuing operations:
  Advances from (repayments to) related parties                               (885)         1,066          (238)
  Net borrowings on lines of credit                                          1,352          1,265         5,226
  Borrowings on long-term debt, including related parties                    9,739          2,318        11,220
  Principal repayments on long-term debt, including related parties         (3,865)        (3,258)       (2,255)
  Debt issuance costs                                                          (95)          (248)         (105)
  Distributions to members of DW Leasing                                        --           (107)           --
  Exercise of warrant                                                           --             20            --
  Proceeds from capital contributions and
    sale of common stock                                                       250             --         2,473
                                                                     --------------------------------------------

Net cash provided by financing activities from continuing operations         6,496          1,056        16,321

Net cash flow provided by (used in) discontinued operations                    (41)            39            --
                                                                     --------------------------------------------

Increase in cash and cash equivalents                                          228            391           312

Cash and cash equivalents, beginning of year                                   920            529           217
                                                                     --------------------------------------------

Cash and cash equivalents, end of year                                 $     1,148    $       920   $       529
                                                                     ============================================

Interest paid                                                          $     2,956    $     3,415   $     2,241
                                                                     ============================================

Taxes paid                                                             $        96    $        22   $        44
                                                                     ============================================

Noncash:
  Contribution to capital from sale of Champion to related party       $     1,142    $        --   $        --
  Issuance of mandatory redeemable preferred stock in conjunction
 with the sale of Champion                                             $       675    $        --   $        --
  Assignment and assumption of mandatory redeemable preferred stock
 to Fair Holdings                                                      $       337    $        --   $        --
Tax effect of sale of coaches to a related party recorded as a
 reduction of equity                                                   $        96    $        --   $        --
Reclassification of debt due to assumption of credit agreement by
 Fair Holdings                                                         $     1,488    $        --   $        --
  Refinancing of debt, including related-party amounts                 $        --    $    12,122   $        --
  Conversion of contributed amounts to equity                          $        --    $     5,104   $       355
  Coaches and equipment purchased with debt                            $       221    $     1,220   $     1,059
  Fair value changes of mandatory redeemable preferred stock           $       403    $        35   $        70
  Purchase price adjustment and conversion of
    accounts payable to debt                                           $        --    $       225   $        --
  Seller note on acquisition of United                                 $        --    $        --   $     1,500
  Seller note on acquisition of U.S. Rubber                            $        --    $        --   $     2,573

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

Pursuant to the Plan of Acquisition and Reorganization described further in Note 5, United Expressline, Inc. was acquired July 31, 2001.

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

Pyramid Coach, Inc. ("Pyramid"), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The coach leasing segment also includes the assets, liabilities, equity and results of operations of DW Leasing, LLC ("DW Leasing"), Obsidian Leasing Company, Inc. ("Obsidian Leasing"), formed November 1, 2001 and DC Investments Leasing, LLC ("DC Investments Leasing), formed December 13, 2002. DW Leasing and DC Investments Leasing are controlled by individuals who are also controlling shareholders of Obsidian Enterprises, Inc. and, accordingly, Pyramid. In addition, these entities meet the requirements for consolidation under FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, as further discussed in Note 2. DW Leasing, Obsidian Leasing and DC Investments Leasing also own the majority of the coaches operated by Pyramid. All intercompany transactions are eliminated in consolidation.

United Expressline, Inc. ("United") manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

Champion Trailer, Inc. ("Champion"), which manufactures and sells transport trailers to be used primarily in the auto racing industry. Effective October 2002, the Company's Board of Directors agreed to a plan to dispose of Champion as further described in Note 4. The sale of Champion was completed January 30, 2003. Accordingly, the operations of Champion are classified as discontinued operations in the accompanying financial statements.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements present the accounts of Obsidian Enterprises, Inc. and its wholly owned subsidiaries described in Note 1 for the periods ended October 31, 2003, 2002 and 2001. The entities are collectively referred to herein as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation. The 2003 results of operations include the operations of DC Investments Leasing from December 2002 (its inception). The accompanying 2001 statement of operations includes the operations of U.S. Rubber, Pyramid and its related entity (DW Leasing) for the ten-month period ended October 31, 2001. January 1, 2001 was the beginning of the calendar year of the accounting acquirer U.S. Rubber. U.S. Rubber changed its fiscal year end to adopt Danzer's (legal acquirer and previous registrant) year end. The 2001 financial statements also include the operating results of Obsidian Enterprises, Inc. (formerly Danzer Corporation) and Danzer Industries, its wholly owned subsidiary, from June 21, 2001 (date of acquisition) through October 31, 2001. In addition, they include the results of United from July 31, 2001 (date of acquisition) through October 31, 2001. See
Note 5 for further discussion.

BASIS OF PRESENTATION:

In the period since June 2001, the Company has incurred losses and reductions in equity. During this period losses and certain third party debt repayments have been financed with Fair Holdings, Inc. ("Fair Holdings"), an entity controlled by the Company's Chairman. Borrowings from Fair Holdings have been on terms that may not have been available from other sources. As of October 31, 2003, total debt outstanding to DC Investments, LLC and its subsidiary Fair Holdings was $14,158.

The Company has continued to address liquidity and working capital through various means including operational changes and financing matters which are discussed below. During the period these plans were put in place, the Company received financial support from Fair Holdings.

During 2003 and 2002, the Company has undertaken various actions to improve its operations and liquidity. Such actions as described below include the sale of Champion, conversion of debt to equity and refinancing of certain of its debt agreements as described in Note 8. Management believes that the Company has financing agreements in place to provide adequate liquidity and working capital throughout fiscal 2004. However, there can be no assurance that such working capital and liquidity will in fact be adequate. Therefore, the Company may be required to draw upon other liquidity sources. The Company has therefore secured an increased financial commitment from Fair Holdings to provide, as needed, additional borrowings under a $12 million line of credit agreement, which expires January 1, 2007. Currently, availability under the agreement is approximately $5,995.

In view of these matters realization of assets and satisfaction of liabilities in the ordinary course of business is dependent on the Company's ability to generate sufficient cash flow to satisfy its obligations on a timely basis, maintain compliance with its financing agreements and continue to receive financing support from Fair Holdings to provide liquidity if needed.

Management, as a part of its plan towards resolving these issues and generating positive cash flow and earnings, has taken the actions as described below. Although management believes these actions will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity.

o    During fiscal 2003:

     o Refinancing activities have reduced interest costs and decreased the proportion of debt that had been classified as a current liability. Certain coaches transferred from DW Leasing to Obsidian Leasing were financed with Fair Holdings and various existing lenders. Two senior lenders representing approximately 80% of Obsidian Leasing Company's debt have refinanced their respective loans which included a substantial reduction in the interest rates and a longer amortization of the debt. The debt was refinanced by the existing lenders for 80% of the current amount outstanding. The remaining 20% was financed through a note payable to Fair Holdings. In addition to the above refinancing, on December 17, 2002, Obsidian Leasing sold four coaches to DC Investments Leasing in exchange for DC Investments Leasing's satisfaction of the debt outstanding on such coaches. DC Investments Leasing paid this debt through a refinancing at terms that included a reduction in interest rates. In addition, DC Investments Leasing also acquired five additional coaches that were previously to be purchased by us thereby eliminating our existing purchase commitment for the coaches. DC Investments Leasing also entered into a management agreement with Pyramid under which all nine coaches described above will be leased by Pyramid.

     o On January 3, 2003, Obsidian Leasing repaid debt due to former shareholders in the amount of $928 with proceeds from a loan from Fair Holdings at terms further described in Note 8. The loan with Fair
          Holdings provided funds to repay maturing notes with proceeds from a long term obligation without using operating capital.

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

     o During 2003, U.S. Rubber continued to consolidate its butyl reclaiming operations from two plants to one to maximize production and efficiently utilize equipment. The consolidation has provided some pieces of equipment to be at times temporarily idle until the Company completes its implementation of a new production process for "fine ground rubber". Existing and new equipment will be required to complete the "fine grind" production line. The new process will maximize the use of the existing raw materials in the Company's existing butyl reclaim production and also provide additional products of natural rubber.

     o The Company's truck body division at Danzer continues to negatively impact the Company's cash flows. The trailer production line was put in place in the fourth quarter of 2002 to support the production needs at United and also provide a new product line to the existing customers of Danzer, allowing us to enter a potential new market along the East coast of the U.S. The Company needs to capitalize on this new market opportunity to reduce the use of working capital at Danzer. Management will continue to evaluate the operations throughout 2004.

     o In October 2003, we received $250 in proceeds from the issuance of 14,285 shares of Series D Preferred Stock to Obsidian Capital Partners, LP ("Partners") under an existing capital contribution agreement further described under "Guarantee of Partners." The proceeds were used to maintain compliance with certain debt covenants with the senior lender of U.S. Rubber.

     o We secured an additional financial commitment from Fair Holdings to provide, as needed, additional borrowings under an $12,000 line of credit agreement, which expires on January 1, 2007. Currently, approximately $5,955 is available to us under the agreement.

o    During fiscal 2002:

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

     o On April 30, 2002, the Company converted $1,290 of debt and accrued interest due to Partners, majority owner of the Company, to equity in exchange for 402,906 shares of Series C Preferred Stock.

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

     o During 2002, the Board of Directors authorized the Chairman of the Board to explore various options regarding the operations at Champion. Options included divestiture, restructuring of operations or closing the facility. It was determined in the best interests of the Company to sell Champion. On January 30, 2003, the Company completed the sale of substantially all assets of Champion to an entity owned by Messrs. Durham and Whitesell, Chairman and President of the Company, respectively, as described in Note 4.

     o On October 24, 2002, the Company converted $1,275 of debt to Partners in exchange for 72,899 shares of Series D Convertible Preferred Stock.

     o On October 24, 2002, the Company converted $270 of debt to Fair Holdings in exchange for 15,431 shares of Series D Convertible Preferred Stock.

The above factors combined with additional actions by management at the operating subsidiaries have contributed to the Company's working capital of $6,045 at October 31, 2003 and $1,591 at October 31, 2002.

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


FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of long-term receivables approximates fair value as the effective rates for these instruments are comparable to market rates at year end. The carrying amount of investments approximates fair market value. The carrying amount of variable rate debt and fixed rate debt to unrelated parties approximates fair value, as a result of the current interest rates paid on the Company's borrowings being at market. The fair value of fixed rate debt to related parties is impractical to determine based on the nature of the obligations and the relationship to the lender. The carrying value of mandatory redeemable preferred stock approximates market value determined based on the thirty-day average closing price of the Company's common stock.


MARKETABLE SECURITIES:

The Company classifies its marketable securities as available for sale. The securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in stockholders' equity (deficit). Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. Decreases in the market value of the securities considered to be other than temporary are recorded in earnings. For the year ended October 31, 2003, the Company recorded $72 in the statement of operations related to the permanent decline in the fair value of the marketable securities. This amount includes a reclassification of $49 from accumulated other comprehensive income for unrealized losses previously recorded.


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

The Company's coach leasing business consists of a fleet of luxury coaches (generally a 45 foot bus shell converted to a luxury coach) that are leased to entertainment personalities, corporate groups and other traveling programs. The coach fleet is comprised of a mixture of vehicles ranging from new (the most recent acquired in September 2003) to approximately 10 years old. The average age of the coaches is four years. They can be segregated as follows:

                        Age
                    1-3 years              20 coaches
                    4-6 years              10 coaches
                    7-10 years              8 coaches

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


ORGANIZED LABOR:

Certain of Danzer Industries' employees, which represent 10% of total employees, are currently represented by the United Brotherhood of Carpenters and Joiners of America, Local Union No. 340, whose contract is in effect to January 2005. The contract contains provisions that affect compensation to be paid to employees included in the union.


ALLOWANCE FOR DOUBTFUL ACCOUNTS.

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on historical experience and assessment of the general financial conditions affecting the Company's customer base. If actual collections experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.


GOODWILL, INTANGIBLE ASSETS AND DEFERRED COSTS:

Goodwill, net was $6,434 at October 31, 2003 and 2002. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill associated with acquisitions consummated after June 30, 2001 in the amount of $5,829 was not being amortized in the 2001 financial statements. All other goodwill was being amortized on a straight-line basis over 15 years through October 31, 2001. Effective November 1, 2001, the Company adopted SFAS No. 142 and completed transitional impairment testing during the third quarter. This transitional test resulted in an impairment charge of $2,015 in 2002 that has been recorded as a change in accounting principle as discussed in Note 3. There were no impairment charges recorded in 2003.

Other intangible assets, net were $1,124 and $1,383 at October 31, 2003 and 2002, respectively. These amounts include trade names, customer relations and backlogs and other items, which are being amortized on a straight-line basis over lives ranging from three months to 10 years. At October 31, 2003 and 2002, accumulated amortization amounted to $689 and $430, respectively.

Amortization of goodwill and other intangible assets described above for the years ended October 31, 2003 and 2002 and the ten months ended October 31, 2001 was $259, $440 and $303, respectively. Estimated amortization expense for each of the ensuing years through October 31, 2008, is, respectively, $259, $259, $215, $82 and $82. Accumulated amortization on goodwill in the amount of $76 was written off in 2002 with the impairment discussed in Note 3.

Deferred debt issuance costs are amortized over the term of the related debt, primarily four to five years.


STOCK-BASED COMPENSATION:

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

                                              Year Ended          Year Ended      Ten Months Ended
                                           October 31, 2003    October 31, 2002   October 31, 2001
                                           ------------------ ------------------- ------------------

Net income (loss) as reported                $       (3,873)    $       (6,330)     $       (4,395)
Deduct total stock-based employee
 compensation expense determined under
 fair value methods                                      --                 --                  --
                                           ------------------ ------------------- ------------------

Pro forma net income (loss)                  $       (3,873)    $       (6,330)     $       (4,395)
                                           ================== =================== ==================
Income (loss) per share:
  As reported:
    Basic and diluted                        $          (.12)   $          (.18)    $          (.17)

  Pro forma:
    Basic and diluted                        $          (.12)   $          (.18)    $          (.17)


There were no stock options issued for the years ended October 31, 2003 and 2002 and the ten month period ended October 31, 2001. During the year ended October 31, 2003, certain options were extended. Their effect on pro forma net income was immaterial.


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


IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING INTANGIBLES:

The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected future cash flows resulting from the use of the assets. In addition, the Company adopted SFAS No. 142 effective November 1, 2001 and completed transitional impairment testing that resulted in an impairment charge of $2,015, which is recorded as a cumulative effect of change in accounting principle in 2002. In addition, the Company completed additional impairment testing in the fourth quarter of 2002, as further discussed in Note 3, resulting in an impairment charge of $720. There were no impairment charges recorded during 2003.


MAJOR CUSTOMERS:

The following is a list of the Company's customers that represent 10% or more of consolidated net sales:

                                                             Ten Months Ended
                                 Year Ended October 31,         October 31,
                           -----------------------------------
                                   2003           2002             2001
                           -----------------------------------------------------
Butyl rubber sales:
  Customer (1)                       --             --             13%
  Customer (2)                       --             --              8%

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

As described in Note 8, the Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share. In addition, and as described in Note 12, the Company has options outstanding to purchase a total of 800,000 shares of common stock, at a weighted average exercise price of $0.09. The Company also has outstanding Series C and Series D Preferred Stock that are convertible by the holders into common shares at a conversion rate of twenty-to-one and one-hundred-seventy-five-to-one, respectively, as further described below. However, because the Company incurred a loss for all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and diluted loss per share have been computed as follows:

                                                                                                          Ten Months Ended
                                                                          Year Ended October 31,            October 31,
                                                                   -------------------------------------
                                                                         2003               2002                2001
                                                                   ------------------ ------------------ -------------------

Loss before discontinued operations and cumulative effect of
 accounting change                                                   $       (3,824)    $       (3,275)    $       (1,019)
Change in fair value of mandatory redeemable preferred stock                   (403)                35                 70
                                                                   ------------------ ------------------ -------------------

Loss attributable to common shareholders before discontinued
 operations and cumulative effect of accounting change                       (4,227)            (3,240)              (949)

Loss from discontinued operations, net of tax                                   (49)            (1,040)            (3,376)
Cumulative effect of change in accounting principle                              --             (2,015)                --
                                                                   ------------------ ------------------ -------------------

Net loss attributable to common shareholders                         $       (4,276)    $       (6,295)    $       (4,325)
                                                                   ================== ================== ===================

Weighted average common and common equivalent shares
 outstanding, basic and diluted                                          36,007,855         36,007,855         25,830,856
                                                                   ================== ================== ===================

Loss per share, basic and diluted, attributable to common shareholders:
  From continuing operations                                         $       (.12)      $       (.09)      $       (.04)
  Discontinued operations                                                        --             (.03)              (.13)
  Cumulative effect of accounting change                                         --             (.06)             --
                                                                   ------------------ ------------------ -------------------

Net loss per share                                                   $       (.12)      $       (.18)      $       (.17)
                                                                   ================== ================== ===================


The Company's Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of the Company's common stock, are convertible at rates of 20 to 1 and 175 to 1, respectively. The inclusion of these potential common shares in the calculation of loss per share would have an antidilutive effect. The Company's stockholders have approved amendments to our Certificate of Incorporation and the Certificates of Designation for the Series C Preferred Stock and Series D Preferred Stock that will allow the holders of the preferred stock to convert their shares into common stock. We expect that the conversion of the shares will occur in February 2004. Accordingly, we are presenting the following pro forma information to indicate the effect on earnings per share had such shares been converted to common shares for the periods presented.

On December 3, 2003, the stockholders and Board of Directors approved a 50-to-1 reverse stock split. The reverse stock split will be effective February 16, 2004. As a result of the reverse stock split and the amendment to the
Certificate of Incorporation described above, approximately 720,151 shares of our common stock will be outstanding and the number of authorized shares of common stock will be reduced to 10,000,000. Pro forma basic and diluted loss per share have been computed below as if the Series C and Series D Preferred Stock were converted to common stock. For the years ended October 31, 2003 and 2002 and the ten months ended October 31, 2001, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 87,367,980, 81,194,826 and 75,212,925 respectively. The Series D Preferred Stock has been reflected on a weighted average basis outstanding as common shares of 19,930,630 and 297,264 for the years ended October 31, 2003 and 2002, respectively. There were no Series D Preferred Stock shares issued or outstanding during the ten months ended October 31, 2001.




                                                         Year Ended October 31,           Ten Months Ended
                                                                                            October 31,
                                                  --------------------------------------
                                                         2003               2002                2001
                                                  ------------------- ------------------ -------------------
Pro forma weighted average common shares
 outstanding, basic and diluted                        143,306,465         117,499,946         73,809,790
                                                  =================== ================== ===================

Pro forma net loss per share, basic and
 diluted, attributable to common shareholders        $        (.03)   $            (.05) $            (.06)
                                                  =================== ================== ===================


The pro forma net loss per share is presented for informational purposes only and is not indicative of the weighted average common shares outstanding or net loss per share presented in accordance with accounting principles generally accepted in the United States of America.


INSURANCE RECOVERY:

On May 16, 2002, U.S. Rubber was damaged by a fire at an adjacent property. The Company completed processing its claims with its insurance carrier for damaged equipment and facilities and business interruption losses on August 16, 2002. There was no material gain or loss on involuntary conversion as a result of this fire. An insurance recovery related to the business interruption claim, net of incurred costs, in the amount of $325 has been recognized as reduction of operating costs in 2002.


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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial  Accounting Standards Board (FASB) issued FIN No.
46. This Interpretation addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. DW Leasing and DC Investments Leasing, which are included in the Company's consolidated financial statements, are subject to the provisions of FIN No. 46. Historically, these entities have generated negative operating results and the operating model did not anticipate income in excess of losses previously recognized in the consolidated financial statements. However, during 2003, DW Leasing and DC Investments Leasing reported positive operating results. As a result, minority interest related to the income of DC Investments Leasing in the amount of $172 has been recorded as a charge in the 2003 consolidated statement of operations and has been recognized on the consolidated balance sheet. Future operating results of DC Investments Leasing, if positive, will continue to be charged to minority interest. In addition, should DW Leasing generate future income in excess of previously recognized losses, such amounts would be charged to minority interest in the consolidated statement of operations and recognized as minority interest on the consolidated balance sheet. During 2003, DW Leasing recorded income of $210. As of October 31, 2003, accumulated losses of DW Leasing recognized in consolidated statements of operations exceeded income by approximately $331.

In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, which supercedes FIN 46. Application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods ending after December 15, 2003 The adoption of FIN 46R will not have a material impact on our financial statements due to the previous combination of these entities under EITF 90-15.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The standard further defines the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or report between the liability and equity section of the balance sheet. The standard requires that those instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003 except for certain provisions which are deferred indefinitely. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, cash flows, or its debt covenants, as the Company's mandatory redeemable preferred stock does not include redemption provisions under an event certain to occur.


3. CHANGE IN ACCOUNTING PRINCIPLES, GOODWILL AND INTANGIBLE ASSETS, AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Accordingly, effective with the November 1, 2001 adoption of SFAS No. 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The Company completed its transitional impairment test in conjunction with the adoption of SFAS No. 142 during the quarter ended July 31, 2002. The impairment test indicated that a portion of the goodwill related to the trailer manufacturing segment was impaired. Accordingly, $2,015 has been recorded as a cumulative effect of change in accounting principle in 2002. This charge was reflected in the first quarter pursuant to the implementation guidelines.

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

During October 2002, the Company also evaluated the recoverability of the long-lived assets, including the remaining goodwill associated with Danzer. Deteriorating performance, including reduced sales and the bankruptcy of a major customer, brought the recoverability of those assets into question. The evaluation resulted in an additional goodwill impairment charge of $720. There were no goodwill impairment charges recorded in 2003.

The Company's truck body division at Danzer continues to negatively impact the Company's cash flows. The trailer production line was put in place in the fourth quarter of 2002 to support the production needs at United and also provide a new product line to the existing customers of Danzer and open a potential new market along the East coast of the U.S. Given the current state of the telecommunications industry and economic conditions, management will continue to evaluate the operations and progress with the implementation of the trailer production. In conjunction with the analysis of the Danzer operations, the Company has continued to analyze the potential for asset impairment at the Danzer operation. Total assets of Danzer as of October 31, 2003 were $3,198, which consists of $1,260 of current assets and $1,938 of net property and equipment, and represents approximately 7% of total consolidated assets. The analysis has not resulted in an impairment charge.

The changes in the carrying amounts of goodwill related to continuing operations are as follows:

                                               Trailer         Holding Company         Total
                                            Manufacturing
                                         --------------------- ---------------- ------------------

Balance, October 31, 2001                  $        8,560        $       650      $        9,210
Purchase price adjustment                             (41)                --                 (41)
Impairment charges                                   (720)                --                (720)
Cumulative effect of change in
 accounting principle                              (2,015)                --              (2,015)
                                         --------------------- ---------------- ------------------

Balance, October 31, 2002 and 2003         $        5,784        $       650      $        6,434
                                         ===================== ================ ==================

Had SFAS No. 142 been effective at the beginning of 2001, the nonamortization provisions would have reduced the net loss for the ten months ended October 31, 2001 by $76, resulting in an adjusted net loss of $4,319 and no change in earnings per share.


4.   DISCONTINUED OPERATIONS

On October 30, 2002, the Company's Board of Directors agreed to sell the assets of Champion to an entity controlled by Messrs. Durham and Whitesell (Officers of the Company) for the assumption of all liabilities of Champion excluding its subordinated debt. The decision to divest Champion was based on the entity's inability to achieve profitable operations in the foreseeable future without substantial cash infusion. The Company also agreed in principal to settle the outstanding subordinated debt due to Markpoint Equity Fund J.V. ("Markpoint") from Champion in exchange for a cash payment of $675 and issuance to the debt holder of 32,143 shares of the Company's Series D Preferred Stock. In addition, the agreement provided Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The sale of Champion was completed on January 30, 2003. Champion is accounted for as a discontinued operation and therefore the results of operations and cash flows have been removed from the Company's continuing operations for all periods presented. In addition, assets and liabilities of Champion included in the sale have been removed from the consolidated balance sheet as of October 31, 2003 and are included in the consolidated balance sheet as of October 31, 2002 as "Assets of subsidiary held for sale" and "Liabilities of subsidiary held for sale," respectively.

The sale of Champion resulted in an increase in equity of the Company of $1,142, net of tax of $97. No gain or loss was recognized on the sale because of the involvement of related parties.

A summary of the Company's discontinued operations for the years ended October 31, 2003 and 2002, and ten months ended October 31, 2001 follows.

                                    Year Ended October 31,     Ten Months Ended
                                                                  October 31,
                              -------------------------------- ---------------
                                    2003            2002            2001
                              ---------------- --------------- ---------------

Net sales                      $       170      $     2,882     $     3,365
Operating expenses                    (286)          (4,066)         (4,148)
Impairment loss                         --               --          (2,305)
Other income (expense)                 127               (4)             --
Interest expense                       (85)            (290)           (288)
Net loss                               (49)          (1,040)         (3,376)


A summary of assets and liabilities of subsidiary held for sale at October 31, 2002 are as follows:



Assets of subsidiary held for sale:
  Inventories                                                 $    551
  Other current assets                                             177
  Property and equipment, net                                      715
  Other                                                             95
                                                            -------------

                                                               $ 1,538
                                                            =============



Liabilities of subsidiary held for sale:
  Accounts payable and accrued expenses                       $    709
  Customer deposits                                                313
  Long-term debt                                                    --
  Long-term debt, related parties                                1,826
                                                            -------------

                                                               $ 2,848
                                                            =============

5.   ACQUISITIONS AND PLAN OF REORGANIZATION

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

After the series of transactions were completed on July 31, 2001, Partners owned 75.42% of the total voting, convertible capital stock (Preferred) of Danzer. The preacquisiton Danzer shareholders and their successors owned the remaining capital stock representing 24.58% of the total voting capital stock (Common). Since the U.S. Rubber Companies are so much larger than Danzer, and the existing U.S. Rubber shareholders obtained a majority interest in the stock of Danzer, they have been treated, for accounting purposes, as the acquirer in the Reorganization (reverse merger). In addition, on July 31, 2001, Partners, through UAI, acquired substantially all of the assets of United, an Indiana-based manufacturer of enclosed cargo and specialty trailers, for approximately $15,358. The purchase price and purchase accounting has been allocated to the assets and liabilities of United based on their fair values. Partners exchanged 100% of its shares of UAI for shares of Series C Preferred Stock of Danzer. As a result, UAI became a wholly owned subsidiary of Danzer and operates under the name of "United Expressline, Inc."


ACQUISITION OF DANZER AND SUBSIDIARY:

The purchase price and purchase accounting was allocated to the assets and liabilities of Danzer based on their fair values. The purchase price was based on the value of Danzer's equity determined to be $3,257 plus acquisition costs of $964.

The allocation to tangible assets included $2,300 and $1,536 of net liabilities assumed. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets of $3,457 was allocated to goodwill. Of this amount, $650 was allocated to Danzer and $2,807 allocated to Danzer Industries, its subsidiary.


ACQUISITION OF UNITED EXPRESSLINE, INC.:

The allocation of purchase price to intangibles include existing brand name, noncompete, and the customer base. Intangibles included $822 for brand name, $886 for noncompete, and $105 for the customer base. The excess of the purchase price of $15,358 over the fair value of the identifiable tangible and intangible net assets of $5,821 has been allocated to goodwill. The value assigned to tangible assets totaled $7,563.

The following schedule is a description of acquisition costs of Danzer and United Expressline, Inc. and the respective purchase price allocations:


                                                                  Danzer             United
                                                            ---------------------------------------

Purchase price:
  Preferred stock                                             $        3,257     $           --
  Cash to seller                                                          --             11,050
  Seller note                                                             --              1,500
  Liabilities assumed                                                     --              1,670
  Acquisition costs, including amounts to related
    parties (see Note 15)                                                964              1,138
                                                            ---------------------------------------

Total purchase price                                          $        4,221     $       15,358
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

                                          Ten Months Ended
                                             October 31,
                                                2001
                                         --------------------

Net sales                                   $        49,830

Loss from continuing operations             $          (491)

Loss from continuing operations per
 share - basic and diluted                  $         (.02)

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the Reorganization been consummated as of the above dates, nor are they necessarily indicative of future operating results.

6.   INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

                                         October 31,        October 31,
                                            2003                2002
                                      ------------------ -------------------

Raw materials                           $        4,647     $        3,655
Work-in-process                                    499                709
Finished goods                                   2,630              3,417
Valuation reserve                                 (321)              (466)
                                      ------------------ -------------------

Total                                   $        7,455     $        7,315
                                      ================== ===================

The Company provides valuation reserves for inventory considered obsolete or not currently available for use in production. Inventory reserves at U.S. Rubber are related to excess scrap butyl rubber not currently available for use without further processing; therefore, it has minimal value. Changes in the valuation reserve are as follows:


Balance at October 31, 2001                $         (833)

  Provision for losses                                (50)
  Use of reserved inventory                           417
                                         ------------------

Balance at October 31, 2002                          (466)

  Use of reserved inventory                           145
                                         ------------------

Balance at October 31, 2003                $         (321)
                                         ==================



7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows:

                                       October 31, 2003      October 31,
                                                                 2002
                                       ------------------ -------------------

Land and improvements                    $          497     $          488
Buildings and improvements                        3,436              3,520
Plant machinery and equipment                    10,497              9,767
Furniture and fixtures                              326                334
Coach fleet and vehicles                         15,982             12,971
Coach refurbishments                                474                341
                                       ------------------ -------------------

Total                                            31,212             27,421
Less accumulated depreciation                    (6,732)            (4,373)
                                       ------------------ -------------------

Net property, plant and equipment        $       24,480     $       23,048
                                       ================== ===================

Depreciation expense of property, plant and equipment for the years ended October 31, 2003 and 2002, and the ten months ended October 31, 2001 included in continuing operations was $2,401, $2,128, and $1,752, respectively.

8.   FINANCING ARRANGEMENTS

The Company has the following outstanding debt as of October 31, 2003 and 2002:

                                                                                            Debt Amount
                                                                                -------------------------------------
                                                                                   October 31,        October 31,
                                                                                      2003               2002
                                                                                ------------------ ------------------

U.S. Rubber

Line of credit to a bank, bearing interest at prime (4.00% at October 31, 2003), borrowings not to exceed the greater of $4,000 or the borrowing base (85% of eligible accounts receivable and 42% of eligible inventories), interest payable monthly, balance due October 2005, collateralized by
 substantially all assets of U.S. Rubber                                          $        2,059     $        1,528

Note payable to a bank, interest payable monthly at prime plus .50% (4.50% at
 October 31, 2003), monthly principal payments of $48, due October 2005,
 collateralized by substantially all assets of U.S. Rubber.                                3,476              4,000

Note payable to DC Investments, LLC, interest payable monthly at 15%, balloon
 payment due March 2007, subordinate to bank debt.                                           700                700

Other                                                                                         50                 76
                                                                                ------------------ ------------------

Subtotal U.S. Rubber                                                                       6,285              6,304
                                                                                ------------------ ------------------



8.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                            Debt Amount
                                                                                -------------------------------------
                                                                                   October 31,        October 31,
                                                                                      2003               2002
                                                                                ------------------ ------------------
Pyramid, DW Leasing, Obsidian Leasing and DC Investments Leasing

Various installment loans, repayable in monthly installments totaling $135 including interest ranging from the three-month LIBOR rate plus .12% (1.24% at
 October 31, 2003) to 13.1% through November 2007 and applicable balloon payments thereafter through December 2007, less unamortized discount ($212 at
 October 31, 2003) first lien on assets financed (finance acquisition and asset purchases). A portion of the borrowings guaranteed by the members of
 DW Leasing.                                                                      $       11,186     $       10,170

Former shareholders of Pyramid and related companies installment loans, repayable in monthly installments of interest at 9% through December 2002 with a balloon payment in January 2003, collateralized by Security Agreements for
 Pyramid, DW Leasing and the members of DW Leasing (finance
 acquisition).                                                                                --                928

Notes payable to Fair Holdings, Inc., repayable in monthly installments of interest ranging from 10% to 14% through October 2012 and applicable balloon
 payments through November 2012.                                                           4,056              2,138

Other                                                                                         31                 37
                                                                                ------------------ ------------------

Subtotal Pyramid, DW Leasing, Obsidian Leasing and DC Investments Leasing                 15,273             13,273
                                                                                ------------------ ------------------




8.  FINANCING ARRANGEMENTS, CONTINUED

                                                                                            Debt Amount
                                                                                -------------------------------------
                                                                                   October 31,        October 31,
                                                                                      2003               2002
                                                                                ------------------ ------------------

Danzer Industries

Line of credit to Fair Holdings, maximum borrowing equal to $1,500, interest payable monthly at the LIBOR Daily Floating Rate plus 3.2% (4.32% at October
 31, 2003), due April 2006. Collateralized by substantially all assets of
 Danzer and guaranteed by Obsidian Enterprises.                                   $        1,331     $           --

Note payable to Fair Holdings, requires monthly principal installments of $6, interest accrues at the LIBOR Daily Floating Rate plus 3.2% (4.32% at October
 31, 2003), due April, 2006. Collateralized by substantially all
 assets of Danzer and guaranteed by Obsidian Enterprises.                                    961                 --

Line of credit to a bank                                                                      --                875

Note payable to a bank                                                                        --                917

Term loans payable to US Amada, Ltd. Monthly payments currently aggregating $13 including interest at 10%, loans due January 2003, collateralized by
 equipment financed                                                                           14                157

Equipment loans payable--monthly payments currently aggregating $2 including interest of 9.50% to 11.30% through November 2006. Collateralized by
 equipment financed.                                                                          85                 88

Other                                                                                         19                 27
                                                                                ------------------ ------------------

Subtotal Danzer Industries                                                                 2,410              2,064
                                                                                ------------------ ------------------

8.  FINANCING ARRANGEMENTS, CONTINUED

                                                                                            Debt Amount
                                                                                -------------------------------------
                                                                                   October 31,        October 31,
                                                                                      2003               2002
                                                                                ------------------ ------------------

United

Line of credit to a bank, maximum borrowing equal to $4,000, with a base of 80%
 of eligible accounts receivable plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at prime plus .75% (4.75% at
 October 31, 2003), due November 1, 2004. Collateralized by substantially all assets of United and guaranteed by
 Obsidian Enterprises, Inc.*                                                      $        4,000     $        3,088

Temporary overline of credit with bank, interest payable monthly at prime plus
 .75% (4.75% at October 31, 2003), due on demand, collateralized by substantially all assets of United and guaranteed by Obsidian Enterprises,
 Inc. *                                                                                      250                 --

Notes payable to a bank, requires monthly principal installments of $48 plus interest ranging from prime plus 1% (5.00% at October 31, 2003) to prime plus
 2% (6.00% at October 31, 2003), due through July 2006, collateralized by substantially all assets of United and guaranteed by Obsidian
 Enterprises, Inc.*                                                                        1,484              2,054

Subordinated note payable to Huntington Capital Investment Company, interest payable quarterly at 14% per annum, balloon payment of outstanding principal balance due July 26, 2006, less unamortized discount ($1,091 and $1,309 at
 October 31, 2003 and 2002, respectively). Unsecured and subordinate to line
 of credit and notes payable above.*                                                       2,409              2,191

Note payable to former shareholder, interest payable monthly at 9% per annum, balloon payment of outstanding principal balance due July 27, 2006. Unsecured and subordinate to line of credit, notes payable and Huntington
 debt above.*                                                                              1,500              1,500

Note payable to Renaissance (formerly parent of Danzer Corporation), interest payable monthly at 8% per annum, with monthly principal payments beginning July
 2004 at a rate of $10 for each $1,000 of outstanding principal, due July 2008.
 Convertible at the option of the holder to common stock of Obsidian Enterprises at a conversion price of $.10 per share. The loan agreement also restricts dividend payments without the prior consent of the
 lender.*                                                                                    500                500

Note payable to a former shareholder, requires monthly principal installments
 of $16 including interest at 9%, due March 2003                                              --                 77


8.   FINANCING ARRANGEMENTS, CONTINUED

                                                                                            Debt Amount
                                                                                -------------------------------------
                                                                                   October 31,        October 31,
                                                                                      2003               2002
                                                                                ------------------ ------------------

United, continued

Other including 41 to Fair Holdings                                                          122                 83
                                                                                ------------------ ------------------

Subtotal United                                                                           10,265              9,493
                                                                                ------------------ ------------------

*United was in technical default of certain loan covenants with its senior and subordinated lender at October 2003. United has obtained waivers of the violations from the lenders and modifications of various covenants with these lenders.

Obsidian Enterprises, Inc.

Line of credit to Fair Holdings, maximum borrowing equal to $12,000, interest payable monthly at 10%, due January 2007, collateralized by all assets of
 Obsidian Enterprises and guaranteed by certain officers                                   6,045              1,798

Note payable to Fair Holdings, interest payable monthly at 15%, balloon
 payment due March 2007, guaranteed by certain officers                                      803                774

Note payable to Fair Holdings, interest payable monthly at 5.25%, paid during
 2003                                                                                         --                108

Note payable to The Markpoint Company, interest payable monthly at 13.50%, commencing June 1, 2000, balloon payment of outstanding principal balance due
 May 2005, collateralized by substantially all assets of Champion and
 subordinate to Champion notes payable to DC Investments LLC                                  --              1,250
                                                                                ------------------ ------------------

Subtotal Obsidian Enterprises, Inc.                                                        6,848              3,930
                                                                                ------------------ ------------------

Champion


Notes payable to DC Investments, LLC, interest payable monthly at rates
 ranging from 5.25% to 5.50%, balloon payments due January 2004 and June 2005                 --              1,794

Other                                                                                         --                 32
                                                                                ------------------ ------------------

Subtotal Champion                                                                             --              1,826
                                                                                ------------------ ------------------

Total all companies                                                                       41,081             36,890

Less liabilities of subsidiary held for sale                                                  --             (1,826)
Less related-party amounts presented separately                                          (13,937)            (5,518)
Less current portion                                                                      (2,379)            (5,667)
                                                                                ------------------ ------------------

                                                                                  $       24,765     $       23,879
                                                                                ================== ==================

Following are the maturities of long-term debt for each of the next five years and thereafter:

2004                                                           $      2,379
2005                                                                 20,494
2006                                                                  8,446
2007                                                                  3,455
2008                                                                    547
Thereafter                                                            5,760
                                                             -------------------
                                                                   $ 41,081
                                                             ===================

Various subsidiary companies were in violation of requirements to provide year end financial statements to various lenders within 90 days of the close of the 2003 year end. Management has received an extension of time from the lenders. Renaissance US Growth & Income Trust PLC and FBSUS Special Opportunities Trust PLC, the holders of debentures that completed the financing of United, provided the Company an extension in exchange for warrants to the debenture holders to purchase up to 16,000 shares of the Company's common stock at an exercise price of $.20 per share.

The Company has an agreement with Partners that gives the Company the right to mandate a capital contribution from Partners if the lenders to U.S. Rubber and/or United were to declare a default. In that event, the Company has the right to enforce a capital contribution agreement with Partners up to $1,370 on U.S. Rubber and $1,000 on United to fund the respective subsidiary's shortfall. Those payments, if any, would be applied directly to reduce the respective subsidiary's debt obligations to the lender. During 2003 a capital call was made for $250 for U.S. Rubber to bring the Company in compliance with certain bank covenants. Partners received 14,285 shares of Series D Preferred Stock in exchange for the capital call.

The following details significant changes in debt during the year ended October 31, 2003:


PYRAMID, DW LEASING AND OBSIDIAN LEASING AND DC INVESTMENTS LEASING:

On January 3, 2003, Obsidian Leasing paid off debt in the amount of $928 to former shareholders of Pyramid and related companies with proceeds from a note with Fair Holdings which includes monthly interest payments of 13% of the outstanding principal amount and a balloon principal payment in January 2006.

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


DANZER:

As of January 31, 2003, Danzer was in violation of certain covenants included in its credit agreement and First Forbearance Agreement dated October 14, 2002 with its senior lender. On February 28, 2003, the Company and the lender entered into a Second Forbearance Agreement waiving these violations. On March 28, 2003, the credit agreement was assumed by Fair Holdings under an assumption and continuation agreement. An amendment was made as of the effective date of the agreement to extend the maturity date of the line of credit agreement to April 1, 2006 and the debt covenants required by the senior lender were waived through the end of the term. In September 2003 the line of credit was amended to increase the total availability from $1,000 to $1,500. All other terms of the agreement will continue as stated in the original agreement dated August 15, 2001.


UNITED:

On December 26, 2002, United amended its credit agreement to provide additional working capital. The amendment included a "temporary overline" line of credit with maximum borrowings not to exceed the lesser of $650 or the remainder of the borrowing base less the outstanding principal amount of the revolving line of credit. Interest is payable monthly at a rate of prime plus 3/4%.

On January 28, 2004, United amended its line of credit agreement to extend the maturity date of the original $4,000 line to November 2004, waive United's current debt violations, and modify the covenants for future reporting periods. In addition, United is required to pay the additional $250 outstanding on their line of credit at October 31, 2003 during 2004. Therefore, $4,000 of United's line of credit amount has been reclassified as long-term debt at October 31, 2003.


OBSIDIAN ENTERPRISES:

On February 2, 2004, Obsidian Enterprises, Inc.'s line of credit with Fair Holdings was amended. Maximum borrowings were increased from $8,000 to $12,000, and the maturity date was extended from January 2005 to January 2007.


9.   LEASING ARRANGEMENTS

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

During October 2002, in conjunction with the refinancing described in Note 8, the Company repurchased the equipment. The unamortized loss of $175 as of October 24, 2002 was included as part of the equipment purchase price capitalized.

The Company has various operating lease commitments, principally related to machinery and equipment, office equipment, and facilities. The approximate future minimum annual rentals under the terms of these leases, which expire on various dates through the year ending October 31, 2008, are as follows:


Year Ending October 31,

2004                                      $   452
2005                                          314
2006                                          220
2007                                          173
2008                                           18
                                        ------------

                                          $ 1,177
                                        ============

Rental expense under operating leases for the years ended October 31, 2003 and 2002 and the ten months ended October 31, 2001 was $594, $562, and $514, respectively.


10.  EMPLOYEE BENEFIT PLANS

The Company, through certain of its subsidiaries, has defined contribution 401(k) plans which permit voluntary contributions up to 20% of compensation and which provide Company-matching contributions of up to 10% of employee contributions not to exceed 6% of employee compensation. 401(k) plan expense for the years ended October 31, 2003 and 2002 and the ten-month period ended October 31, 2001 was approximately $128, $148, $35, respectively.


11.  MANDATORY REDEEMABLE PREFERRED STOCK

In conjunction with the United acquisition described in Note 5, the Company issued 386,206 shares of Series C Preferred Stock to Huntington Capital Investment Corporation ("Huntington"), the senior subordinated lender of United. The note purchase agreement included a provision giving Huntington the option to require the Company to repurchase the Series C Preferred Stock. Under the terms of the agreement, Huntington has the option of requiring the Company to repurchase these shares at 90% of market value at the date of redemption upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement.

A portion of the note purchase agreement proceeds of $3,500 was allocated to the stock issued based on the thirty day average closing value of the Company's common stock prior to the transaction. As the redemption value is variable, the Company recognizes changes in the estimated fair value each quarter. Changes in fair value are adjusted through additional paid in capital or retained earnings when additional paid in capital related to the fair value change has been reduced to zero. At October 31, 2003, the estimated redemption requirement is $1,803 to be paid July 2006.

In conjunction with the sale of Champion discussed in Note 4, the Company agreed to settle the outstanding subordinated debt due to Markpoint from Champion in exchange for a cash payment of $675 and issuance to the debt holder of 32,143 shares of the Company's Series D Preferred Stock. The agreement provided Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The repurchase option was available to Markpoint as follows: 16,072 shares during the period May 1, 2003 to June 1, 2003 and 16,071 shares during the period November 1, 2003 to December 1, 2003. On May 12, 2003, under an Assignment Agreement, the Company transferred all rights, title and interest in the repurchase option to Fair Holdings. Markpoint exercised the repurchase option with respect to 16,072 shares on May 12, 2003 and was paid $338 by Fair Holdings. The exercise of the option resulted in the reduction of the liability and an increase in additional paid in capital of $337 as of October 31, 2003. Subsequent to October 31, 2003, Markpoint exercised the option for the remaining 16,071 shares and those shares also were acquired by Fair Holdings.


12.  STOCKHOLDERS' EQUITY

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

In June 2001, Danzer issued an aggregate of 1,750,000 shares of Danzer unregistered common stock in connection with the exchange of $355 of debt. On June 21, 2001, Danzer amended its articles of incorporation to authorize up to 4,500,000 shares of Series C Preferred Stock. In conjunction with the merger and acquisitions (described in Note 5) of June 21, the Company issued 1,970,962 of Series C Preferred Stock. The shareholders of Pyramid and Champion then converted 824,892 shares of preferred stock to 16,497,840 of common stock. In addition, on July 5, 2001, the Company increased the authorized shares of common stock by 20,000,000 to 40,000,000. On July 31, 2001, the Company issued
2,593,099 shares of additional Series C Preferred Stock related to the United acquisition.

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

The Series C Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 20 shares of common stock for each share of convertible stock. However, the convertible preferred stock may not be converted prior to the corporation filing a registration statement for such shares. Holders of the convertible preferred stock have voting rights which entitle them to cast on each matter submitted to a vote of the stockholders of the Company the number of votes equal to the number of shares of common stock into which such shares of Series C Preferred could be converted.

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


12.  STOCKHOLDERS' EQUITY, CONTINUED

On October 24, 2002, the Company converted $270 of debt to Fair in exchange for 15,431 shares of Series D Preferred Stock. The conversion was the result of Fair's agreement to cover similar expenses as Partners as described above in excess of the amount Partners was obligated to pay.

On May 12, 2003, 16,072 shares of Series D Preferred Stock, previously classified as mandatory redeemable preferred stock (see Note 11) were acquired by Fair Holdings from Markpoint.

On October 13, 2003, the Company issued 14,285 shares of Series D Preferred Stock for $250. The issuance was as a result of a capital call from Partners who were obligated to fund additional capital required to maintain compliance with the debt covenants of U.S. Rubber.


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

In April 1998, Danzer granted 600,000 stock options, exercisable at $.10 per share, to its president. The options vest over two years and expire in April 2004. None of these options have been exercised as of October 31, 2003.

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

On July 24, 2001, the Board adopted, and on October 5, 2001, the Company's stockholders approved, the 2001 Long Term Incentive Plan (the "2001 Plan"). The 2001 Plan authorizes the granting to the Company's directors, key employees, advisors and consultants of options intended to qualify as Incentive Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options that do not so qualify ("Non-Statutory Options"), restricted stock and Other Stock-Based Awards that are not Incentive Options or Non-Statutory Options. The awards are payable in Common Stock and are based on the formula which measures performance of the Company. There was no performance award expense in 2003, 2002 or 2001. No options under this plan were granted to any employees. Options are exercisable for up to 10 years from the date of grant.

On December 13, 2003, the Company's Board of Directors approved the extension of the expiration date of 200,000 fixed stock options, exercisable at $.05. The original expiration date of December 31, 2002 was originally extended to December 31, 2003 and subsequently to June 30, 2004. The Company recognized $30 of compensation expense related to the extension of the options during the year ended October 31, 2003.

The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's basic and diluted net income (loss) per share would not have changed. See Note 2 for comparison of net income and net income per share as reported and as adjusted for the pro forma effects of determining compensation expense in accordance with SFAS 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rates of 6.4 and 5.5 percent; dividend yield of 0 percent in both years; expected lives of 5 years; and volatility of 978 and 170 percent. The estimated weighted average fair value of options granted during 2000 and 1999 were $0.10 and $0.05 per share, respectively. Following is a summary of transactions of granted shares under option for the years ended October 31, 2003 and 2002 and the ten months ended October 31, 2001:




                                             2003                          2002                         2001
                                 ----------------------------- ----------------------------- ----------------------------
                                                  Weighted                      Weighted                      Weighted
                                                   Average                       Average                      Average
                                                  Exercise                      Exercise                      Exercise
                                    Shares          Price         Shares          Price         Shares         Price
                                 -------------- -------------- -------------- -------------- -------------- -------------

Outstanding, beginning of year       800,000            .09      1,047,500            .09      1,137,500            .09

Issued during the year                    --          --                --          --                --          --
Canceled or expired during the
 year                                     --          --          (247,500)           .10        (90,000)           .10

Exercised during the year                 --          --                --          --                --          --
                                 -------------- -------------- -------------- -------------- -------------- -------------

Outstanding, end of year             800,000            .09        800,000            .09      1,047,500            .09
                                 ============== ============== ============== ============== ============== =============

Eligible, end of year for
 exercise                            800,000            .09        800,000*           .09      1,047,500            .09
                                 ============== ============== ============== ============== ============== =============


A further summary about fixed options outstanding at October 31, 2003 is as follows:

                                                            Weighted
                                                             Average        Weighted                       Weighted
                                                            Remaining       Average                        Average
                                            Number         Contractual      Exercise        Number         Exercise
                                          Outstanding         Life           Price        Exercisable       Price
                                        ---------------- ---------------- ------------- ---------------- -------------
Exercise price of $.10                       600,000*        .5 yr.              .10        600,000              .10

Exercise price of $.05                       200,000         .67 yr.             .05        200,000              .05

*In  accordance  with the Plan of  Reorganization  and  Merger  and the  related
"Letter agreements," the above options cannot be exercised until the Company amends its articles of incorporation to authorize shares of approximately
120,000,000 and has registered such shares.



STOCK WARRANTS:

The Company has issued warrants to purchase common stock to several parties. In January 2003, the Company agreed to a modification of terms with the debenture holders to provide for less stringent covenants. In exchange for this modification, the Company issued warrants to the debenture holders to purchase up to 16,000 shares of the Company's common stock at an exercise price of $.20 per share. These warrants expire January 24, 2006. The issuance of the warrants had no material impact on earnings.

The following table summarizes the outstanding warrants for the years ended October 31, 2003 and 2002:


                                                Outstanding                                                 Outstanding
                                                  Warrants       Issued                        Warrants       Warrants
                                                October 31,    During the                      Exercised    October 31,
                                                    2002          Year       Exercise Price    in Period        2003
                                               --------------- ------------ ----------------- ------------ ---------------
Common Stock:
  Renaissance US Growth & Income Trust PLC            8,000        8,000             .20            --           16,000
  BFSUS Special Opportunities Trust PLC               8,000        8,000             .20            --           16,000


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
  Duncan-Smith Co., 10,000 shares, expire
    August 31, 2002                                  10,000           --           $2.00       (10,000)              --

  Markpoint financing agreement expiring May
    2008 associated with Champion**                  Zero**           --            $.01            --           Zero**


**The number of warrants available under the agreement with Markpoint is based on twenty-five percent of the fair market value of Champion to be determined based on a formula including a multiple of EBITDA. No warrants are currently available under this agreement based on the operating results and stockholder's deficit of Champion. As discussed in Notes 4 and 16, the Company agreed to a settlement with Markpoint in January 2003. Accordingly, these warrants have been terminated.



In February 2004, the Company received an extension of the requirement to provide audited financial statements to debenture holders. In exchange for this extension, the Company issued warrants to each of the debenture holders to purchase up to 8,000 shares of the Company's common stock at an exercise price of $.20 per share. These warrants expire February 9, 2007.

CONVERTIBLE DEBT:

As described in Note 8, the Company has a note payable agreement which is convertible by the holder to common stock totaling 5,000,000 shares at a conversion rate of $0.10 per share.


13.  BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing; coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. All segment information is presented from continuing operations and before cumulative effect of change in accounting method. Selected information by segment follows:


                                                               Year Ended October 31, 2003
                                       ------------------------------------------------------------------------------
                                             Trailer         Coach        Butyl Rubber           Total
                                          Manufacturing     Leasing        Reclaiming
                                       ------------------------------------------------------------------------------
Sales:
  Domestic                               $       37,590      $       7,281       $       9,893      $      54,764
  Foreign                                         3,419                 --               1,112              4,531
                                       ------------------------------------------------------------------------------

Total                                    $       41,009      $       7,281       $      11,005      $      59,295

Cost of goods sold                       $       37,704      $       4,060       $       9,972      $      51,736

Income (loss) before taxes               $       (3,480)     $        (122)      $        (752)     $      (4,354)*

Identifiable assets                      $       19,722      $      14,147       $      11,028      $      44,897**

Depreciation and amortization expense    $          751      $         767       $       1,332      $       2,850

Interest expense                         $        1,395      $       1,189       $         556      $       3,140***

*Identifiable income (loss) before
  taxes, as stated above                                                                            $      (4,354)
  Corporate-level loss before taxes,
   not identifiable with a specific
   segment                                                                                                   (407)
                                                                                                 --------------------

  Total loss before taxes                                                                           $      (4,761)
                                                                                                 ====================

**Identifiable assets, as stated above                                                              $      44,897
  Corporate-level goodwill                                                                                    650
  Other corporate-level assets                                                                                335
                                                                                                 --------------------

  Total assets                                                                                      $      45,882
                                                                                                 ====================

***Identifiable interest expense, as stated above                                                   $       3,140
  Corporate-level interest expense, not identifiable with a specific segment                                  407
                                                                                                 --------------------

  Total interest expense                                                                            $       3,547
                                                                                                 ====================

13.  BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

                                                                Year Ended October 31, 2002
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------
Sales:
  Domestic                                $      38,911      $       6,374       $       9,336      $      54,621
  Foreign                                         1,864                 --                 789              2,653
                                       ------------------------------------------------------------------------------

Total                                     $      40,775      $       6,374       $      10,125      $      57,274

Cost of goods sold                        $      35,077      $       3,357       $       9,407      $      47,841

Loss before taxes                         $      (1,966)     $        (417)      $        (732)     $      (3,115)*

Identifiable assets                       $      20,155      $      11,760       $      11,391      $      43,306**

Depreciation and amortization expense     $         705      $         779       $       1,084      $       2,568

Interest expense                          $       1,277      $       1,468       $         614      $       3,359***

*Identifiable income (loss) before
  taxes, as stated above                                                                            $      (3,115)
  Corporate-level loss before taxes,
   not identifiable with a specific
   segment                                                                                                   (193)
                                                                                                 --------------------

  Total loss before taxes                                                                           $      (3,308)
                                                                                                 ====================

**Identifiable assets, as stated above                                                              $      43,306
  Assets of subsidiary held for sale                                                                        1,538
  Corporate-level goodwill                                                                                    650
  Other corporate-level assets                                                                                429
                                                                                                 --------------------

  Total assets                                                                                      $      45,923
                                                                                                 ====================

***Identifiable interest expense, as stated above                                                   $       3,359
  Corporate-level interest expense, not identifiable with a specific segment                                  193
                                                                                                 --------------------

  Total interest expense                                                                            $       3,552
                                                                                                 ====================


13.  BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

                                                             Ten Months Ended October 31, 2001
                                       ------------------------------------------------------------------------------
                                             Trailer                             Butyl Rubber
                                          Manufacturing      Coach Leasing        Reclaiming            Total
                                       ------------------------------------------------------------------------------

Sales:
  Domestic                                $      10,100      $       4,165       $       9,253      $      23,518
  Foreign                                           550                 --                 621              1,171
                                       ------------------------------------------------------------------------------

Total                                     $      10,650      $       4,165       $       9,874      $      24,689

Cost of goods sold                        $       8,955      $       1,618       $       8,884      $      19,457

Loss before taxes                         $         (96)     $        (570)      $        (725)     $      (1,391)

Identifiable assets                       $      22,291      $      13,330       $      10,205      $      45,826*

Depreciation and amortization expense     $         365      $         785       $         905      $       2,055

Interest expense                          $         369      $       1,266       $         677      $       2,312

*Identifiable assets, as stated above                                                               $      45,826
  Assets of subsidiary held for sale                                                                        2,374
  Corporate-level goodwill                                                                                    650
                                                                                                 --------------------

  Total assets                                                                                      $      48,850
                                                                                                 ====================


Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the years ended October 31, 2003 and 2002 and the ten months ended October 31, 2001, respectively, allocated corporate expenses by segment were as follows:



                                                Year Ended October 31,          Ten Months Ended
                                                                                   October 31,
                                         ------------------- ------------------
                                                2003               2002               2001
                                         ------------------- ------------------ ------------------
Trailer manufacturing                      $        1,174      $          934     $          245
Coach leasing                                         200                 146                 96
Butyl rubber reclaiming                               317                 232                275
                                         ------------------- ------------------ ------------------

                                           $        1,691      $        1,312     $          616
                                         =================== ================== ==================



14.  INCOME TAXES

The Company files a consolidated federal tax return. The parent and each subsidiary record their share of the consolidated federal tax expense on a separate-return basis. Any additional income tax expense or recovery realized as a result of filing a consolidated tax return is recorded in consolidation. The Company and each subsidiary file separate state income tax returns. The Company accounts for income taxes in compliance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recorded for any temporary differences between the financial statement and tax bases of assets and liabilities, using the enacted tax rates and laws expected to be in effect when the taxes are actually paid or recovered.

The provision for (expenses) benefit for income taxes consists of the following:

                                                2003            2002            2001
                                           ------------------------------------------------
Current:
  Federal                                    $         --    $         --    $         --
  State                                               (66)            (15)            (36)
                                           ------------------------------------------------

                                                      (66)            (15)            (36)
                                           ------------------------------------------------

Deferred:
  Federal                                             733              41             350
  State                                               270               7              58
  Discontinued operations                              25             332              --
                                           ------------------------------------------------

                                                    1,028             380             408
                                           ------------------------------------------------

Total tax benefit                                     962             365             372

Less tax benefit from discontinued
operations                                            (25)           (332)             --

Tax benefit from continuing operations       $        937    $         33    $        372
                                           ================================================


A reconciliation of income tax benefit (expense) from continuing operations at U.S. statutory rates to actual income tax benefit (expense) is as follows:

                                                 2003            2002            2001
                                           -------------------------------------------------
Benefit (tax) at statutory rate (34%)        $      1,536     $      1,125    $      1,609
Effect of nontaxable combined entity                  138              (18)           (166)
State income tax                                      180              (15)            (36)
Goodwill amortization                                  --               --             (26)
Non-deductible goodwill                                --             (245)             --
Valuation reserve applied to equity                    --           (1,267)*            --
(Increase) decrease in valuation reserve           (1,028)             380          (1,038)
Other                                                 111               73              29
                                           -------------------------------------------------

                                             $        937     $         33    $        372
                                           =================================================


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

Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                2003            2002
                                           --------------------------------

Deferred tax assets (liabilities):
  Accounts receivable                        $        195    $        199
  Inventories                                         215             307
  Accrued expenses                                    143             158
  Intangibles                                         370           1,004
  Operating loss carryforwards                      5,209           2,961
  Property and equipment                           (4,272)         (4,497)
  Other                                                10              80
                                           --------------------------------

                                                    1,870             212
Less valuation reserves                            (1,971)         (1,171)
                                           --------------------------------

Deferred tax assets (liabilities), net       $       (101)   $       (959)
                                           ================================



Included in the accompanying balance sheet under the following:

                                                2003            2002
                                           --------------------------------

Deferred tax assets                          $        550    $        665
Deferred tax liabilities                             (651)         (1,624)
                                           --------------------------------

                                             $       (101)   $       (959)
                                           ================================

The amount of federal tax net operating loss carryforwards available at October 31, 2003 was $13,400. Certain of these loss carryforwards were generated by certain subsidiaries prior to the reverse merger transaction in June 2001 and have expiration dates through the year 2021. The use of preacquisition operating losses is subject to limitations imposed by the Internal Revenue Code. Utilization of these loss carryforwards is impacted by such limitations. Accordingly, the deferred tax assets related to premerger operating losses have been reserved with a valuation allowance to the extent they are not offset by deferred liabilities.

Federal tax net operating loss carryforwards and expiration dates as of October 31, 2003 are as follows:

  Premerger       Expiration Dates       Postmerger         Expiration Dates
-------------- ----------------------- --------------- ---------------------

 $  2,996        2008 through 2021         $ 10,422        2021 through 2023
==============                         ===============

Cash payments of income taxes for the years ended October 31, 2003 and 2002 and the ten months ended October 31, 2001 were $96, $22, and $44, respectively.


15.  RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates  resulting in the following amounts for the periods ended:

                                                              October 31,        October 31,
                                                                 2003               2002
                                                           ------------------ ------------------
Balance sheets:
  Current assets:
    Accounts receivable, Obsidian Capital Partners           $         --       $        181
    Accounts receivable, Obsidian Capital Company                       8                 13
    Accounts receivable, other affiliated entities                     44                 12
                                                           ------------------ ------------------

Total assets                                                 $         52       $        206
                                                           ================== ==================

  Current liabilities:
    Accounts payable, Obsidian Capital Company               $        275       $        279
    Accounts payable, stockholders                                    320                338
    Accounts payable, DC Investments and Fair Holdings                221                 42
    Accounts payable, other affiliated entities                        21                  9
  Long-term portion:
  Notes payable, DC Investments                                       700                700
  Notes payable, Fair Holdings                                      7,192              3,020
  Line of credit, Fair Holdings                                     6,045              1,798
                                                           ------------------ ------------------
Total liabilities                                            $     14,774       $      6,186
                                                           ================== ==================


                                                              October 31, 2003   October 31, 2002   October 31, 2001
                                                             ------------------- ------------------ ------------------

Statements of Operations:
  Interest expense, DC Investments and Fair Holdings           $      1,274        $        322       $         --
  Interest expense, Obsidian Capital Partners                            --                  58                 --
  Rent expense, Fair Holdings                                            45                  --                 --
  Rent expense, Obsidian Capital Company                                 --                  56                 15


Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms, or were collected or paid subsequent to year end. Amounts classified as long term represent amounts not currently due or amounts that were converted to equity subsequent to year end as discussed in Note 17.

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

The Company was obligated to the stockholders and certain employees (that were formerly stockholders of subsidiary companies) under note payable agreements acquired as part of the acquisitions. In addition, the Company has entered into note payable agreements with other affiliated entities. The details of these notes payable are included in Note 8.

On December 17, 2002, Obsidian Leasing sold four coaches to DC Investments Leasing in exchange for DC Investments Leasing's satisfaction of the debt outstanding on such coaches. DC Investments Leasing paid this debt through a refinancing at terms that included a reduction in interest rates. In addition, DC Investments Leasing also acquired five additional coaches that were previously to be purchased by us thereby eliminating our existing purchase commitment for the coaches. DC Investments Leasing also entered into a management agreement with Pyramid under which all nine coaches described above will be leased by Pyramid.


16.  COMMITMENTS AND CONTINGENCIES

In connection with their dealers' wholesale floor-plan financing of cargo trailers, the Company has entered into repurchase agreements with various lending institutions. The repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding one year. Outstanding obligations are approximately $2,000 at October 31, 2003. Such agreements are customary in the cargo trailer industry and the Company's exposure to loss under such agreements is limited by the resale value of the inventory which is required to be repurchased. Losses incurred under such arrangements have not been significant and the estimated liability for losses on contracts outstanding at October 31, 2003 is not material.


In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.


17.  SUBSEQUENT EVENTS

On November 10, 2003, Markpoint exercised its remaining Put Option that was assigned to Fair Holdings, as discussed in Note 4. Markpoint was paid $337 by Fair Holdings and the exercise of the option resulted in the reduction of the liability and an increase in additional paid in capital of $337.

On December 3, 2003, the Company's stockholders and Board of Directors approved a 50-to-1 reverse stock split. The reverse stock split will be effective February 16, 2004. As a result of the reverse stock split and the amendment to the Certificate of Incorporation, approximately 720,151 shares of common stock will be outstanding and the number of authorized shares of common stock will be reduced to 10,000,000. On December 15, 2003, the Company commenced an exchange offer for all of the outstanding shares of Net Perceptions, Inc., a developer of software products for the retail industry which has been winding down its operations and whose assets are predominately cash or cash equivalents. The exchange offer, as fully disclosed in the Registration Statement on Form S-4 and other filings made with the SEC, is for two common shares of Obsidian stock for every one share of Net Perceptions stock. The Company cannot predict whether it will be successful in acquiring some or all of the outstanding shares of Net Perceptions in exchange for its common shares due to the fact that several important conditions are with the control of the Board of Directors of Net Perceptions.

On February 2, 2004, Obsidian Enterprises, Inc.'s line of credit with Fair Holdings was amended. Maximum borrowings were increased from $8,000 to $12,000, and the maturity date was extended from January 2005 to January 2007.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     (dollars in thousands, except per share amounts)




YEAR ENDED OCTOBER 31, 2003

                                          First Qtr. Ended   Second Qtr. Ended   Third Qtr. Ended      Fourth Qtr.
                                               1/31/03            4/30/03             7/31/03        Ended 10/31/03
                                          ------------------ ------------------- ------------------ ------------------
Net sales                                   $       10,899     $       15,107      $       16,795     $     16,494

Gross profit                                         1,160              1,791               2,405            2,203***

Loss from continuing operations                     (1,517)              (909)               (307)          (1,091)***

Loss from continuing operations per
 basic common and common equivalent
 share                                                (.04)              (.03)                .00           (.05)



YEAR ENDED OCTOBER 31, 2002


                                          First Qtr. Ended   Second Qtr. Ended   Third Qtr. Ended      Fourth Qtr.
                                               1/31/02            4/30/02             7/31/02        Ended 10/31/02
                                          ------------------ ------------------- ------------------ ------------------

Net sales                                   $       11,466     $       15,598      $       15,239     $     14,971

Gross profit                                         1,518              2,625               2,839            2,653

Income (loss) from continuing operations            (1,207)              (570)                471           (1,531)**

Income (loss) from continuing
 operations per basic common and common
 equivalent share                                     (.03)              (.02)                .00           (.04)




TEN MONTHS ENDED OCTOBER 31, 2001

                                             First Qtr.*     Second Qtr. Ended   Third Qtr. Ended      Fourth Qtr.
                                            Ended 1/31/01         4/30/01             7/31/01        Ended 10/31/01
                                          ------------------ ------------------- ------------------ ------------------

Net sales                                   $        3,626     $        4,014      $        4,685     $     14,474

Gross profit                                           408                911               1,260            2,764

Loss from continuing operations                       (218)              (408)               (196)            (541)

Loss from continuing operations per
 common and common equivalent share                   (.01)              (.02)               (.01)          (.02)

*The first quarter for U.S. Rubber includes the first and second month (November and December) of 2000. **The fourth quarter includes the charge for the impairment of goodwill of $720 for October 31, 2002.

***The  fourth  quarter  includes  a  charge  related  to  inventory  at  United
Expressline of $500.


                SCHEDULE II--VALUATION AND QUALIFYING OF ACCOUNTS

                           Year Ended October 31, 2003
                                 (in thousands)

                                                       Column C--Additions
                                               -----------------------------------
    Column A--Description          Column        (1)--Charged to    (2)--Charged to        Column            Column
                               B--Balance at                                                         r
                               Beginning of       Costs and           Other                          ibE--Balance at
                                  Period           Expenses      Accounts--Describe D--Deductions--Desc  End of Period
----------------------------- ---------------- ----------------- ----------------- ----------------- -----------------
Allowance for doubtful
 accounts                       $      495       $       20        $       --        $       19(1)     $      496
                              ================ ================= ================= ================= =================

Inventory valuation
 allowances                     $      466       $       --        $       --        $      145(2)     $      321
                              ================ ================= ================= ================= =================

Deferred tax valuation
 reserve                        $    1,171       $    1,027        $      218(3)     $      445(4)     $    1,971
                              ================ ================= ================= ================= =================

                           Year Ended October 31, 2002
                                 (in thousands)

                                                       Column C--Additions
                                               -----------------------------------
    Column A--Description          Column        (1)--Charged to    (2)--Charged to        Column            Column
                               B--Balance at                                                         r
                               Beginning of       Costs and           Other                          ibE--Balance at
                                  Period           Expenses      Accounts--Describe D--Deductions--Desc  End of Period
----------------------------- ---------------- ----------------- ----------------- ----------------- -----------------

Allowance for doubtful
 accounts                       $       80       $      415        $       --          $   --          $      495
                              ================ ================= ================= ================= =================

Inventory valuation
 allowances                     $      833       $       50        $       --          $ 417(2)        $      466
                              ================ ================= ================= ================= =================

Deferred tax valuation
 reserve                        $    1,551       $       --        $       --          $ 380(5)        $    1,171
                              ================ ================= ================= ================= =================

(1)  Recovery of amounts previously reserved.
(2)  Use of inventory previously reserved.
(3)  Additional   valuation  reserve  recorded  related  to  adjustment  to  net operating loss  carryforwards.  No income or loss recorded in the financial statements.
(4)  Reduction from the sale of Champion to a related  party.  No income or loss recorded due to involvement of related parties.
(5)  Realization of operating losses against deferred tax liabilities.


ITEM 9A. CONTROLS AND PROCEDURES.

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

The Company has carried out as of October 31,  2003,  an  evaluation,  under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

We have been taking steps to improve our financial infrastructure to account for complex transactions on a consolidated basis since the reorganization which occurred in 2001. Our auditors identified our limited financial infrastructure and the failure to physically inventory our United Expressline operations on quarterly basis as a material weaknesses in internal control in connection with the audit of our financial statements for the period ending October 31, 2003. Effective November 1, 2003, the Company implemented an enterprise wide, integrated accounting system that replaced the separate accounting systems previously maintained by the several subsidiaries and since that date has implemented an enhanced segregation of duties of various accounting personnel and plans to physically inventory our United Expressline operations on a quarterly basis. Management will continue to evaluate whether additional steps are needed to improve our financial infrastructure. There have been no other significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the October 31, 2003 evaluation.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to all directors and executive officers of the Company, including their ages, present principal occupations, other business experience during the last five years.

               Name                  Age                         Position                           Director Since
               ----                  ---                         --------
Timothy S. Durham                    41    Chief Executive Officer and Chairman of the Board             2001
Terry G. Whitesell                   64    President, Chief Operating Officer and Director               2001
Jeffrey W. Osler                     35    Executive Vice President, Secretary, Treasurer and            2001
                                           Director
Goodhue W. Smith, III+               54    Director                                                      1997
John A. Schmit*+                     36    Director                                                      2001
D. Scott McKain*                     49    Vice Chairman and Director                                    2001
Daniel S. Laikin+                    41    Director                                                      2001
Rick D. Snow                         40    Executive Vice President and Chief Financial Officer          N/A
Anthony P. Schlichte                 48    Executive Vice President of Corporate Finance                 N/A
---------
*Members of the Compensation Committee
+Members of the Audit Committee



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

Mr. Snow was named Executive Vice President and Chief Financial Officer in April 2003. He continues to serve as Chief Financial Officer for Fair Finance, Inc., a company for which Mr. Durham, the Company's Chairman and Chief Executive Officer, also serves as Chief Executive Officer. Prior to joining Fair Finance, Inc., in 2002, Mr. Snow had served as Senior Manager of Brockman, Coats,
Gedelian & Co., a regional accounting firm. Prior to joining Brockman, Coats, Gedelian & Co., he was an accountant with Grant Thornton LLP.

Mr. Schlichte has served as Executive Vice President of Corporate Finance since April 2003. Previously he held vice president and senior lending officer positions at First Indiana Bank.

                        AUDIT COMMITTEE FINANCIAL EXPERT

The Company's Board of Directors has determined that the three members of the Audit Committee, Daniel S. Laikin, Goodhue W. Smith III, and John A. Schmit,
qualify as "audit committee financial experts" as defined by Item 401(h) of Regulation S-K adopted pursuant to the Securities Exchange Act of 1934, as amended. Mr. Schmit has a degree in Finance and seven years of experience in reading, interpreting and analyzing financial statements in his role as Vice President, Investments for RENN Capital Group, Inc., a registered Investment Adviser. Mr. Laikin and Mr. Smith also have extensive business experience that has involved the review of financial statements. Messrs. Laikin, Smith and Schmit also qualify as "independent" under the criteria applicable to Nasdaq-listed companies (the SEC rules require that we apply either the Nasdaq or exchange definitions of independence even though our securities are not listed on Nasdaq or an exchange).

                                 CODE OF ETHICS

The Company has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers ("Code of Ethics"), which applies to the Company's principal executive officer and to its principal financial and accounting officers. A copy of the Code of Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock ("10% Shareholders") to file reports of ownership and reports of changes in ownership of the Company's Common Stock with the Securities Exchange Commission ("SEC"). Officers, Directors and Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under Section 16 (a). Based solely on its review of the copies of such forms received by it with respect to its fiscal year ended October 31, 2003, and written representations from certain reporting persons that no other reports were required to those persons, the Company believes that its officers, directors and 10% Shareholders have complied with all Section 16(a) requirements, except that Mr. Schmit was late in reporting the grant of warrants in which he may be deemed to have a beneficial interest, and Mr. Snow and Mr. Schlichte were late in filing Form 3s to report that they had become executive officers.

ITEM 11. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company's past three fiscal years ended October 31, 2003 by the CEO. (No executive officers of the Company received a salary and bonus for fiscal 2003 in excess of $100,000 so as to require their inclusion in the table.)


------------------------- --------------------------------------------------- -------------------- -----------------
                                                                                   Long-Term
                     Annual Compensation Compensation Awards
------------------------- --------------------------------------------------- -------------------- -----------------
        Name and                                                                  Securities          All Other
                                                                                  Underlying
   Principal Position       Year           Salary               Bonus            Options/SARs        Compensation
------------------------- ---------- ------------------- -------------------- -------------------- -----------------
Timothy S. Durham,           2003           $75,000                 $0                  0                   $0
Chief Executive              2002           $75,000                 $0                  0                   $0
Officer(1)                   2001           $27,404                 $0                  0                   $0
------------------------- ---------- ------------------- -------------------- -------------------- -----------------

(1)  Mr. Durham was elected Chief Executive Officer and Chairman of the Board on
     June 21, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

No grants were made to the Company's Chief Executive Officer during fiscal 2003 pursuant to the Company's 1999 Stock Option Plan or the Company's 2002 Long Term Incentive Plan.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

No options have been granted to the Company's Chief Executive Officer, who is the only person named in the Summary Compensation Table.


                            COMPENSATION OF DIRECTORS

Directors who are not employees of the Company are entitled to a board meeting attendance fee of $750 plus reimbursement of expenses.


                   EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

The Company does not have an employment agreement with its Chief Executive Officer, who is the only person named in the Summary Compensation Table.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of common stock as of February 10, 2004, by (i) all persons known to the Company to be the beneficial owner of five percent or more of the common stock, (ii) each director of the Company, (iii) the chief executive officer and each of the Company's other most highly compensated executive officers whose total annual compensation for 2003 based on salary and bonus earned during 2003 exceeded $100,000 (the "named executive officers"); (iv) the current executive officers; and (v) all Company directors and executive officers as a group. This table does not include shares of common stock that may be purchased pursuant to options not exercisable within 60 days of the record date. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                                     Common Stock           Series C Preferred Stock      Series D Preferred Stock
                                     ------------           ------------------------      ------------------------
                               Number of     Percentage of   Number of   Percentage of   Number of     Percentage of
                                Shares          Shares         Shares        Shares        Shares          Shares
    Name and Address of      Beneficially    Beneficially   Beneficially  Beneficially  Beneficially    Beneficially
     Beneficial Owner            Owned           Owned         Owned         Owned         Owned           Owned
     ----------------            -----           -----         -----         -----         -----           -----
Executive Officers and
Directors:
Timothy S. Durham (1)            111,880,119    80.8%          3,942,193    90.2%           134,758       100.0%

D. Scott McKain                      810,100     2.2%                 --      --                 --          --
Jeffrey W. Osler (2)              91,201,780    72.2%          3,755,869    86.0%            87,184        64.7%

John A. Schmit (3)                 5,032,000    14.0%                 --      --                 --          --
Goodhue W. Smith, III (4)            298,334     *                 5,000       *                 --          --
Terry G. Whitesell (5)            97,287,560    77.0%          3,755,869    86.0%            87,184        64.7%
Daniel S. Laikin                          --      --                  --      --                 --          --
Rick D. Snow                              --      --                  --      --                 --          --
Anthony P. Schlichte                      --      --                  --      --                 --          --
All current officers and
directors as a group (9
persons)                         125,733,593    90.8%          3,947,193    90.4%           134,758       100.0%
Other 5% Owners:
Fair Holdings, Inc.(6)            12,051,930    25.1%            186,324     4.3%            47,574        35.3%
Huntington Capital
Investment Company (7)             7,724,126    17.7%            386,206     8.8%                --          --
Obsidian Capital Partners,
L.P. (8)                          90,374,580    71.5%          3,755,869    86.0%            87,184        64.7%

Richard W. Snyder                  1,946,667     5.4%                 --      --                 --          --

The number of shares of common stock above also includes the preferred stock converted to common equivalents.

---------
*less than one percent
(1) Includes 7,338,103 shares of common stock directly owned by Mr. Durham; 2,088,366 shares held by Diamond Investments, LLC, for which Mr. Durham serves as Managing Member and for which shares Mr. Durham may be deemed to share voting and dispositive power; 3,755,869 shares of Series C preferred stock and 87,184 shares of Series D preferred stock over which Mr. Durham shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Durham due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, LP, which directly owns such shares; 186,324 shares of Series C preferred stock and 47,574 shares of Series D preferred stock over which Mr. Durham shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Durham due to his position as an executive officer and shareholder of Fair Holdings, Inc. which directly owns such shares; and 27,140 shares of common stock over which Mr. Durham shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Durham due to his position as a managing member of Durham Whitesell and Associates, LLC, which directly owns such shares. The address of Mr. Durham is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.
(2) Includes 827,200 shares of common stock directly owned by Mr. Osler; and 3,755,869 shares of Series C preferred stock and 87,184 shares of Series D preferred stock over which Mr. Osler shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Osler due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, LP, which directly owns such shares. The address of Mr. Osler is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.
(3) Represents shares that may be acquired pursuant to convertible debentures issued by the Registrant on July 19, 2001, to Renaissance US Growth Investment Trust PLC ("RUSGIT") and BFSUS Special Opportunities Trust PLC ("BFS") and pursuant to warrants issued on January 24, 2003, and February 9, 2004, in consideration of waivers granted in connection with the convertible debentures. Mr. Schmit is Vice President of Renaissance Capital Group, Inc., the investment manager of RUSGIT and BFS. Mr. Schmit disclaims beneficial ownership as to the shares beneficially owned by RUSGIT and BFS. The address of Mr. Schmit is 8080 North Central Expressway, Suite 210, Dallas, Texas 75206.
(4) Includes 81,667 shares of common stock and 5,000 shares of Series C Preferred Stock directly owned by Mr. Smith. The address of Mr. Smith is 711 Navarro, San Antonio, Texas 78205.
(5) Includes 6,885,840 shares of common stock directly owned by Mr. Whitesell; 3,755,869 shares of Series C preferred stock and 87,184 shares of Series D preferred stock over which Mr. Whitesell shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Whitesell due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, LP, which directly owns such shares; and 27,140 shares of common stock over which Mr. Whitesell shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Whitesell due to his position as a managing member of Durham Whitesell and Associates, LLC, which directly owns such shares. The address of Mr. Whitesell is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.
(6) Consists of 186,324 shares of Series C preferred stock and 47,574 shares of Series D preferred stock directly owned by Fair Holdings, Inc.
(7) Based on the information reported in a Schedule 13G filed with the SEC on August 6, 2001.
(8) Consists of 3,755,869 shares of Series C preferred stock and 87,184 shares of Series D preferred stock directly owned by Obsidian Capital Partners, L.P. Voting and dispositive power over the shares may be deemed to be held by Obsidian Capital Partners, LP, Obsidian Capital Company, LLC and the managing members of Obsidian Capital Company LLC, which include Messrs. Durham, Whitesell and Osler.



EQUITY COMPENSATION PLAN INFORMATION

The following table presents information regarding grants under all equity compensation plans of the Company through October 31, 2003.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                Number of securities to be    Weighted-average exercise    equity compensation plans
                                  issued upon exercise of       price of outstanding         (excluding securities
                                   outstanding options,         options, warrants and       reflected in the first
Plan Category                       warrants and rights                rights                       column)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity    compensation   plans
approved      by      security
holders(1)                                 800,000                      $0.09                      2,150,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity  compensation plans not
approved by security holders                     0                       0                                 0
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                      800,000                      $0.09                      2,150,000
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

On December 17, 2002, Obsidian Leasing sold four coaches to DC Investments Leasing in exchange for DC Investments Leasing's satisfaction of the debt outstanding on such coaches. DC Investments Leasing paid this debt through a refinancing at terms that included a reduction in interest rates. In addition, DC Investments Leasing acquired five additional coaches that were previously to be purchased by us thereby eliminating our existing purchase commitment for the coaches. DC Investments Leasing also entered into a management agreement with Pyramid under which all nine coaches described above will be leased by Pyramid.

On January 3, 2003, Obsidian Leasing refinanced debt due to former shareholders in the amount of $928 with Fair Holdings at terms further described in Note 8 to the consolidated financial statements.

On March 28, 2003, Fair Holdings acquired the line of credit and term debt due to the senior lender of Danzer in the amount of $1,488 under an assignment and assumption agreement. The maturity date of the line of credit included in the assignment and assumption agreement was extended to April 2006, increased maximum borrowings under the line of credit from $1,000 to $1,500 and the debt covenants required by the senior lender were waived through the end of the term. All other terms of the assumed notes remain the same.

In October 2003, we received $250 in proceeds from the issuance of 14,285 shares of Series D Preferred Stock to Partners under an existing capital contribution agreement further described under "Guarantee of Partners." The proceeds were used to maintain compliance with certain debt covenants with the senior lender of U.S. Rubber.

On February 2, 2004, we secured an additional financial commitment from Fair Holdings to provide, as needed, additional borrowings under a line of credit agreement from $8,000 to $12,000. The line of credit arrangement expires on January 1, 2007.

Management believes that the transactions described in this Item were on terms no less favorable to the Company and its subsidiaries than would have been the case for transactions with unrelated third parties.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

McGladrey & Pullen, LLP ("McGladrey & Pullen") served as the Company's independent auditors for 2003 and 2002. The services performed by McGladrey & Pullen in this capacity included conducting an examination in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company's consolidated financial statements. The Board of Directors has selected McGladrey & Pullen as the independent public accountants for the year ending October 31, 2004.


Audit Fees

McGladrey & Pullen's fees for professional services rendered in connection with the audit and review of Forms 10-Q and all other SEC regulatory filings were $267,850, including an unbilled estimate of $50,000, for the 2003 fiscal year and $290,477 for the 2002 fiscal year. In addition, fees for the audit related services in connection with the Company's Form 8-K filings were $45,513 for the 2002 fiscal year. The Company has paid and is current on all billed fees.


Audit-Related Fees

McGladrey & Pullen's fees for audit related services rendered in connection with the audit of a subsidiary's defined contribution plan were $7,035 for the 2003 fiscal year and $6,955 for the 2002 fiscal year. All of such fees have been paid.


Tax Fees

McGladrey & Pullen did not render any tax compliance advice or planning services for the 2003 and 2002 fiscal years.

RSM McGladrey, Inc., an affiliate of McGladrey & Pullen had fees of $695 for the preparation of Form 5500 in relation to the subsidiary's defined contribution plan. All such fees have been paid.


All Other Fees

McGladrey & Pullen's fees for the 2003 and 2002 fiscal years related to management advisory services were none and $19,666, respectively. All of such fees have been paid.



PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 2003.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Dated:  February 12, 2004           OBSIDIAN ENTERPRISES, INC.


                                    By /s/ Timothy S. Durham
                                       -----------------------------------------
                                       Timothy S. Durham
                                       Chief Executive Officer

In accordance with the Exchange Act, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  February 12, 2004           /s/ Timothy S. Durham
                                    --------------------------------------------
                                    Timothy S. Durham
                                    Chief Executive Officer (Principal Executive
                                    Officer) and Chairman of the Board and
                                    Director

Dated:  February 12, 2004           /s/ Rick D. Snow
                                    --------------------------------------------
                                    Rick D. Snow, Executive Vice President/Chief
                                    Financial Officer (Principal Financial and
                                    Accounting Officer)

Dated:  February 12, 2004           /s/ Jeffrey W. Osler
                                    --------------------------------------------
                                    Jeffrey W. Osler, Executive Vice President,
                                    Secretary and Treasurer and Director

Dated:  February 12, 2004           /s/ Terry G. Whitesell
                                    --------------------------------------------
                                    Terry G. Whitesell, Director

Dated:  February 12, 2004           /s/ Goodhue W. Smith
                                    --------------------------------------------
                                    Goodhue W. Smith, III, Director

Dated:  February 12, 2004           /s/ John A. Schmit
                                    --------------------------------------------
                                    John A. Schmit, Director

Dated:  February 12, 2004           /s/ D. Scott McKain
                                    --------------------------------------------
                                    D. Scott McKain, Vice Chairman and Director

Dated:  February 12, 2004           /s/ Daniel S. Laikin
                                    --------------------------------------------
                                    Daniel S. Laikin, Director


                                  EXHIBIT INDEX

  Exhibit No.                                                                 Incorporated by Reference/Attached
                                         Description

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

2.2              Memorandum of Agreement, dated October 30, 2002, between     Incorporated by reference to Exhibit
                 Champion Trailer, Inc. and Timothy S. Durham and Terry G.    2.1 to the Registrant's Report on Form
                 Whitesell                                                    8-K filed on November 6, 2002

2.3              Agreement  for the Purchase and Sale of Business  Assets of  Incorporated by reference to Exhibit
                 Champion  Trailer,  Inc.,  dated  January 31,  2003,  among  2.2 to the Current Report on Form 8-K
                 Obsidian  Enterprises,  Inc.,  Champion  Trailer,  Inc. and  filed by the Registrant on February
                 Champion  Trailer  Acquisition  Company,  LLC,  and related  11, 2003.
                 Assumption Agreement.

3.1              Amended Certificate of Incorporation.                        Incorporated by reference to Exhibit
                                                                              3.1 to Amendment No. 1 to the
                                                                              Registration Statement on Form S-4
                                                                              filed on December 17, 2003.

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

3.3              Amended Certificate of Designations, Preferences, Rights     Incorporated by reference to Exhibit
                 and Limitations of Series C Preferred Stock                  3.1 to Amendment No. 1 to the Registration
                                                                              Statement on Form S-4 filed on
                                                                              December 17, 2003.

3.4              Certificate  of  Designations,   Preferences,   Rights  and  Incorporated by reference to Exhibit
                 Limitations of Series D Preferred Stock                      3.4 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2002

3.5              Amended Certificate of Designations, Preferences, Rights     Incorporated by reference to Exhibit
                 and Limitations of Series D Preferred Stock                  3.4(b) to Amendment No. 1 to the Registration
                                                                              Statement on Form S-4 filed on
                                                                              December 17, 2003.

3.6              Bylaws  of  the  Registrant   (Restated   Effective  as  of  Incorporated by reference to Exhibit
                 September 27, 2002)                                          3.3 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2002

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

10.19            Subordinated Secured Promissory Note, dated December 29,     Incorporated by reference to Exhibit
                 2000, from USRR Acquisition Corp. to SerVaas, Inc.           10.19 to the Registrant's Annual Report
                                                                              on Form 10-K for the Year Ended
                                                                              October 31, 2001.

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

10.35            Replacement Promissory Note, dated February 26, 2002, from   Incorporated by reference to Exhibit
                 Obsidian Enterprises, Inc. to Fair Holdings, Inc. in the     10.35 to the Registrant's Annual
                 principal amount of $700,000 due March 1, 2007               Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

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

10.40            Promissory Note, dated January 17, 2002, from DW Leasing     Incorporated by reference to Exhibit
                 Company, LLC, to Fair Holdings, Inc.                         10.40 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.41            Promissory Note, dated September 3, 2002, from Obsidian      Incorporated by reference to Exhibit
                 Enterprises, Inc., to Fair Holdings, Inc.                    10.41 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.42            Promissory Note, dated January 9, 2002, from Obsidian        Incorporated by reference to Exhibit
                 Enterprises, Inc. to Fair Holdings, Inc.                     10.42 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.43            Credit Agreement, dated October 31, 2002, between Obsidian   Incorporated by reference to Exhibit
                 Leasing Company, Inc. and Old National Bank, N.A. and        10.43 to the Registrant's Annual
                 Related Documents                                            Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.44            Stock Purchase Agreement, dated July 27, 2001, between       Incorporated by reference to Exhibit A
                 Danzer Corporation and The Huntington Capital Investment     to the Schedule 13G filed by The
                 Company.                                                     Huntington Capital Investment
                                                                              Company on August  6, 2001.

10.45            Loan Agreement, dated September 24, 2002, between Edgar      Incorporated by reference to Exhibit
                 County Bank & Trust Co. and Obsidian Leasing Company, Inc.   10.45 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.46            Term Promissory Note, dated September 26, 2002, from         Incorporated by reference to Exhibit
                 Obsidian Leasing Company, Inc. to Fair Holdings, Inc.        10.46 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.47            Note Purchase Agreement, dated July 27, 2001, between        Incorporated by reference to Exhibit
                 United Acquisition, Inc. and The Huntington Capital          10.47 to the Registrant's Annual
                 Investment Company.                                          Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.48            Limited Forbearance Agreement, dated October 14, 2002,       Incorporated by reference to Exhibit
                 among Danzer Industries, Inc., Obsidian Enterprises, Inc.    10.48 to the Registrant's Annual
                 and Bank of America, N.A.                                    Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.49            Revolving Credit, Term Loan and Security Agreement, dated    Incorporated by reference to Exhibit
                 October 25, 2002, between PNC Bank, N.A. and U.S. Rubber     10.49 to the Registrant's Annual
                 Reclaiming, Inc. and Related Documents                       Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.50            Term Promissory Note, dated October 31, 2002, from DW        Incorporated by reference to Exhibit
                 Leasing Company, LLC to Fair Holdings, Inc.                  10.50 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.51            Rental Agreement, dated October 1, 2002, between DW          Incorporated by reference to Exhibit
                 Trailer, LLC and Danzer Industries, Inc.                     10.51 to the Registrant's Annual
                                                                              Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.52            Commercial Equipment Lease Agreement, dated August 1,        Incorporated by reference to Exhibit
                 2002, between Fair Holdings, Inc. and Danzer Industries,     10.52 to the Registrant's Annual
                 Inc.                                                         Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.53            Commercial Equipment Lease Agreement, dated August 1,        Incorporated by reference to Exhibit
                 2002, between Fair Holdings, Inc. and Obsidian               10.53 to the Registrant's Annual
                 Enterprises, Inc.                                            Report on Form 10-K for the Year Ended
                                                                              October 31, 2002

10.54            Promissory  Term  Note,   dated  November  18,  2002,  from  Incorporated by reference to Exhibit
                 Obsidian Leasing Company, Inc. to Fair Holdings, Inc.        10.1 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended January 31, 2003

10.55            Third  Amendment to Credit  Agreement,  dated  December 26,  Incorporated by reference to Exhibit
                 2002,  between United  Expressline,  Inc. and First Indiana  10.2 to the Registrant's Quarterly
                 Bank, N.A.                                                   Report on Form 10-Q for the Quarter
                                                                              Ended January 31, 2003

10.56            Credit  Agreement,  dated  December  18,  2002,  between DC  Incorporated by reference to Exhibit
                 Investments  Leasing,  LLC and First Indiana Bank, N.A. and  10.3 to the Registrant's Quarterly
                 Related Documents.                                           Report on Form 10-Q for the Quarter
                                                                              Ended January 31, 2003

10.57            Term Promissory  Note, dated January 3, 2003, from Obsidian  Incorporated by reference to Exhibit
                 Leasing, Inc. to Fair Holdings, Inc.                         10.4 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended January 31, 2003

10.58            Stock Purchase  Warrant,  dated January 24, 2003, issued by  Incorporated by reference to Exhibit
                 Obsidian   Enterprises,   Inc.  to  Frost   National  Bank,  10.5 to the Registrant's Quarterly
                 Custodian,  FBO Renaissance US Growth  Investment Trust PLC  Report on Form 10-Q for the Quarter
                 Trust No. WOO740100.                                         Ended January 31, 2003

10.59            Stock Purchase  Warrant,  dated January 24, 2003, issued by  Incorporated by reference to Exhibit
                 Obsidian Enterprises,  Inc., to HSBC Global Custody Nominee  10.6 to the Registrant's Quarterly
                 (UK) Limited, FBO BFS US Special Opportunities Trust PLC.    Report on Form 10-Q for the Quarter
                                                                              Ended January 31, 2003

10.60            Second Limited  Forbearance  Agreement,  dated February 28,  Incorporated by reference to Exhibit
                 2003,   between  Danzer   Industries,   Inc.  and  Obsidian  10.7 to the Registrant's Quarterly
                 Enterprises, Inc.                                            Report on Form 10-Q for the Quarter
                                                                              Ended January 31, 2003

10.61            Form  of  Letter   Amending   Stock  Options  and  Schedule  Incorporated by reference to Exhibit
                 Identifying Material Details*                                10.8 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended January 31, 2003

10.62            First Amendment to Promissory Note, dated January 9, 2003.   Incorporated by reference to Exhibit
                                                                              10.9 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended January 31, 2003

10.63            Sublease,  effective  as of January 1, 2003,  between  Fair  Incorporated by reference to Exhibit
                 Holdings, Inc. and Obsidian Enterprises, Inc.                10.10 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended January 31, 2003

10.64            Commercial  Equipment Lease Agreement,  commencing November  Incorporated by reference to Exhibit
                 20,   2002,   between  Fair   Holdings,   Inc.  and  United  10.11 to the Registrant's Quarterly
                 Expressline, Inc.                                            Report on Form 10-Q for the Quarter
                                                                              Ended January 31, 2003

10.65            Assignment  Agreement,  dated May 12, 2003,  between         Incorporated by reference to Exhibit
                 Obsidian  Enterprises, Inc. and Fair Holdings, Inc.          10.1 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2003

10.66            Assignment of Note and Other Loan  Documents,  dated March   Incorporated by reference to Exhibit
                 28, 2003, between Bank of America, N.A. and Fair Holdings,   10.2 to the Registrant's Quarterly
                 Inc.                                                         Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2003

10.67            First  Amendment to Business  Loan  Agreement  and           Incorporated by reference to Exhibit
                 Promissory Note (Line of Credit),  dated March 28, 2003,     10.3 to the Registrant's Quarterly
                 between  Danzer Industries, Inc. and Fair Holdings, Inc.     Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2003

10.68            Second Amendment to Promissory Note (Line of Credit),        Incorporated by reference to Exhibit
                 dated April 1, 2003,  between  Obsidian  Enterprises,        10.4 to the Registrant's Quarterly
                 Inc. and Fair Holdings, Inc.                                 Report on Form 10-Q for the Quarter
                                                                              Ended April 30, 2003

10.69            Employment  Agreement,  dated April 30, 2003, between        Incorporated by reference to Exhibit
                 Obsidian Enterprises, Inc. and Rick D. Snow.*                10.1 to the Registrant's Quarterly
                                                                              Report on Form 10-Q for the Quarter
                                                                              Ended July 31, 2003

10.70            Third Amendment to Promissory Note (Line of Credit), dated   Attached
                 February 2, 2004, between Obsidian Enterprises, Inc. and
                 Fair Holdings, Inc.

10.71            Term Promissory Note, dated September 19, 2003, from DC      Attached
                 Investments Leasing, LLC to Fair Holdings, Inc.

10.72            Promissory Note, dated August 31, 2003, from DC              Attached
                 Investments, Inc. to Fair Holdings, Inc.

10.73            Second Amendment to Revolver Promissory Note, dated          Attached
                 September 30, 2003, between Danzer Industries, Inc. and
                 Fair Holdings, Inc.

10.74            Stock Purchase Warrant, dated February 9, 2004, issued by    Attached
                 Obsidian Enterprises, Inc. to HSBC Global Custody Nominee
                 (UK) Limited, FBO BFS US Special Opportunities Trust PLC.

10.75            Stock Purchase Warrant, dated February 9, 2004, issued by    Attached
                 Obsidian Enterprises, Inc. to Frost National Bank,
                 Custodian, FBO Renaissance US Growth Investment Trust PLC,
                 Trust No. W00740100.

14               Code of Ethics for Chief Executive Officer and Senior        Attached
                 Financial Officers

21               List of Subsidiaries                                         Attached

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