Form 10-Q
period 2004-01-31
OBSIDIAN ENTERPRISES INC
filed 2004-03-16
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004; OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________________ TO ___________________________



           0-17430
     ----------------------
     Commission File Number


                           OBSIDIAN ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    35-2154335
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     111 MONUMENT CIRCLE, SUITE 4800
           INDIANAPOLIS, INDIANA                                  46204
(Address of principal executive offices)                        (Zip code)


                                 (317) 237-4122
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

   --------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock          Outstanding at
          $.0001 par value      March 10, 2004
                                720,157 shares

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                                      INDEX
                                                                         PAGE(S)
PART I - FINANCIAL INFORMATION:

     Item 1 -  Condensed Consolidated Financial Statements:

               Condensed  Consolidated  Balance  Sheets - January  31,  2004 and
                    October 31, 2003

               Condensed  Consolidated  Statements  of  Operations  Three Months
                    Ended January 31, 2004 and 2003

               Condensed  Consolidated  Statement  of Changes  of  Stockholders'
                    Deficit

               Condensed  Consolidated  Statements  of Cash Flows  Three  Months
                    Ended January 31, 2004 and 2003

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

     Item 6 - Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)

                                                   January 31,    October 31,
                                                      2004           2003
                                                   --------------------------
Assets

Current assets:
   Cash and cash equivalents                        $   556        $1,148
   Marketable securities                                 74           114
   Accounts receivable, net of allowance for
     doubtful accounts of $494 for 2004
     and $496 for 2003                                2,868         3,665
   Accounts receivable, related parties                  57            52
   Inventories, net                                   8,435         7,455
   Prepaid expenses and other assets                  1,325         1,081
                                                    ---------------------
Total current assets                                 13,315        13,515

Property, plant and equipment, net                   24,144        24,480

Other assets:
Intangible assets, net of accumulated
  amortization of $1,052 for
  2004 and $907 for 2003                              7,756         7,878
Other                                                    13             9
                                                    ---------------------
                                                    $45,228       $45,882
                                                    =====================

The accompanying notes are an integral part of the condensed consolidated financial statements.


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (unaudited)

                                                           January 31,    October 31,
                                                              2004           2003
                                                           --------------------------

Liabilities and Stockholders' Deficit
Current liabilities:
   Current portion of long-term debt                         $ 9,634       $ 2,379
   Accounts payable, trade                                     3,939         2,742
   Accounts payable, related parties                             461           837
   Accrued expenses and customer deposits                      1,097         1,512
                                                             ---------------------

Total current liabilities                                     15,131         7,470

Accounts payable, related parties                                556            --

Long-term debt, net of current portion                        17,034        24,765

Long-term debt, related parties                               15,005        13,937

Deferred income tax liabilities                                  661           651

Commitments and contingencies

Minority interest                                                203           172

Mandatory redeemable preferred stock:
  Class of Series C Preferred Stock: 386,206 shares
        outstanding for 2004 and 2003                          1,942         1,803
  Class of Series D Preferred Stock: 16,071 shares
        outstanding for 2003                                      --           337

Stockholders' equity (deficit):
Common stock, par value $.0001 per share; 10,000,000
        shares authorized, 720,157 shares outstanding              1             1
Preferred stock, 5,000,000 shares authorized; Class of
        Series C convertible preferred stock, par
        value $.001, 4,600,000 authorized, 3,982,193
        issued and outstanding for 2004 and 2003,
        200,000 shares of undesignated preferred
        stock authorized                                           5             5
Preferred stock, 200,000 shares authorized; Class of
        Series D convertible preferred stock, par value
        $.001, 134,758 and 118,687 shares issued and
        outstanding in 2004 and 2003                              --            --
Additional paid-in capital                                    12,122        11,745
Accumulated other comprehensive loss                             (40)           --
Accumulated deficit                                          (17,392)      (15,004)
                                                             ---------------------
Total stockholders' deficit                                   (5,304)       (3,253)
                                                             ---------------------
                                                             $45,228       $45,882
                                                             =====================
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except per share and share data)
                                   (unaudited)

                                                                                                 Three Months Ended
                                                                                         ------------------------------------
                                                                                         January 31, 2004    January 31, 2003
                                                                                         ------------------------------------
Net sales                                                                                    $  12,046          $  10,899

Cost of sales                                                                                   10,979              9,739
                                                                                         ------------------------------------

Gross profit                                                                                     1,067              1,160

Selling, general and administrative expenses                                                     2,345              2,055
                                                                                         ------------------------------------

Loss from operations                                                                            (1,278)              (895)

Other income (expense):
  Interest expense, net                                                                           (969)              (784)
  Other income                                                                                      29                  4
                                                                                         ------------------------------------

Loss before income taxes and discontinued operations                                            (2,218)            (1,675)

Income tax benefit                                                                                --                  158
                                                                                         ------------------------------------

Loss before discontinued operations                                                             (2,218)            (1,517)

Loss from discontinued operations, net of tax                                                     --                  (49)
                                                                                         ------------------------------------

Loss before minority interest                                                                   (2,218)            (1,566)

Minority interest                                                                                  (31)                --
                                                                                         ------------------------------------

Net loss                                                                                     $  (2,249)         $  (1,566)
                                                                                         ====================================

Basic and diluted loss per share attributable to common shareholders:
  From continuing operations                                                                 $   (3.32)         $   (2.25)
  Discontinued operations, net of tax                                                             --                 (.07)
                                                                                         ------------------------------------

Net loss per share                                                                           $   (3.32)         $   (2.32)
                                                                                         ====================================

Weighted average common and common equivalent shares outstanding, basic and diluted:           720,157            720,157
                                                                                         ====================================
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (dollars in thousands)
                                   (unaudited)

                                                                               Series C Convertible  Series D Convertible
                                          Comprehensive      Common Stock        Preferred Stock       Preferred Stock
                                              Loss        Shares      Amount    Shares       Amount   Shares       Amount
                                           ---------------------------------------------------------------------------------

Balance at October 31, 2003                               720,157      $  1    3,982,193      $  5   118,687        $ --

Assignment of 16,071 shares of Series D
  mandatory redeemable Preferred Stock      $   --
                                                               --        --           --        --    16,071          --

Extension of stock options                      --             --        --           --        --        --          --

Loss on available-for-sale marketable
  securities                                   (40)            --        --           --        --        --          --

Fair value adjustment on redeemable
  Preferred Stock                               --             --        --           --        --        --          --

Net loss                                    (2,249)            --        --           --        --        --          --
                                           ---------------------------------------------------------------------------------
Total comprehensive loss                   $(2,289)
                                           =======

Balance at January 31, 2004                               720,157      $  1    3,982,193      $  5   134,758        $ --
                                                          ==================================================================




                                          Additional        Other
                                           Paid-in      Comprehensive  Accumulated
                                           Capital           Loss        Deficit      Total
                                          --------------------------------------------------

Balance at October 31, 2003                $11,745         $    --      $(15,004)    $(3,253)

Assignment of 16,071 shares of Series D
  mandatory redeemable Preferred Stock
                                               337              --            --         337

Extension of stock options                      40              --            --          40

Loss on available-for-sale marketable
  securities                                    --             (40)           --         (40)

Fair value adjustment on redeemable
  Preferred Stock                               --              --          (139)       (139)

Net loss                                        --              --        (2,249)     (2,249)
                                          --------------------------------------------------
Total comprehensive loss


Balance at January 31, 2004                $12,122         $   (40)     $(17,392)    $(5,304)
                                          ==================================================



The accompanying notes are an integral part of the condensed consolidated financial statements.



                          OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (unaudited)


                                                                        Three Months Ended
                                                                   -----------------------------------
                                                                   January 31, 2004   January 31, 2003
                                                                   -----------------------------------

Cash flow from operating activities:
  Net loss from continuing operations                                   $(2,249)         $(1,517)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
  Depreciation and amortization                                             776              687
  Other                                                                     189              (93)
  Changes in operating assets and liabilities
    Accounts receivable, net                                                797              417
    Inventories, net                                                       (980)          (1,509)
    Other, net                                                              538             (534)
                                                                   -----------------------------------

Net cash used in operating activities                                      (929)          (2,549)
                                                                   -----------------------------------

Cash flows from investing activities:
  Capital expenditures                                                     (318)             (96)
                                                                   -----------------------------------

Net cash used in investing activities                                      (318)             (96)
                                                                   -----------------------------------

Cash flows from financing activities:
  Advances from (repayments to) related parties, net                        175             (652)
  Net borrowings (repayments) on lines of credit                           (345)           1,574
  Net borrowings on long-term debt, including related parties               825            1,277
                                                                   -----------------------------------

Net cash provided by financing activities                                   655            2,199

Net cash used in discontinued operations                                   --                (41)
                                                                   -----------------------------------

Decrease in cash and cash equivalents                                      (592)            (487)

Cash and cash equivalents, beginning of period                            1,148              920
                                                                   -----------------------------------

Cash and cash equivalents, end of period                                $   556          $   433
                                                                   ===================================

Interest paid                                                           $   545          $   718
                                                                   ===================================

Taxes paid                                                              $    15          $    14

                                                                   ===================================
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.


                          OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (unaudited)


                                                                                                  Three Months Ended
                                                                                        ---------------------------------------
                                                                                        January 31, 2004       January 31, 2003
                                                                                        ---------------------------------------


Supplemental disclosure of noncash operating, investing and financing activities:
  Acquisition of coaches and equipment through issuance of debt                                $   --                $2,278
  Contribution to capital from sale of Champion  to related party                              $   --                $1,142
  Issuance of mandatory redeemable preferred stock in conjunction with the sale of Champion    $   --                $  675
  Tax effect of sale of coaches to a related party                                             $   --                $   96
  Fair value change on mandatory redeemable preferred stock                                    $ (139)               $ (103)
  Assignment and assumption of mandatory redeemable preferred stock to Fair Holdings           $  337                $   --





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

Pursuant to the Plan of Acquisition and Reorganization, United Expressline, Inc. was acquired July 31, 2001.

The accompanying financial data as of January 31, 2004 and for the three months ended January 31, 2004 and 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2003 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended October 31, 2003. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of January 31, 2004 and results of operations, cash flows and stockholders' deficit for the three months ended January 31, 2004 have been made. The results of operations for the three months ended January 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The entities resulting from the merger described above, considered accounting subsidiaries of U.S. Rubber Reclaiming, Inc. (the accounting acquirer) and legal subsidiaries of Obsidian Enterprises, Inc. after the Acquisition and Plan of Reorganization are as follows:

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

Pyramid Coach, Inc. ("Pyramid"), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The coach leasing segment also includes the assets, liabilities, equity and results of operations of DW Leasing, LLC ("DW Leasing"), Obsidian Leasing Company, Inc. ("Obsidian Leasing"), formed November 1, 2001 and DC Investments Leasing, LLC ("DC Investments Leasing), formed December 13, 2002. DW Leasing and DC Investments Leasing are controlled by individuals who are also controlling shareholders of Obsidian Enterprises, Inc. and, accordingly, Pyramid. In addition, these entities meet the requirements for consolidation under FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. DW Leasing, Obsidian Leasing and DC Investments Leasing also own the majority of the coaches operated by Pyramid. All intercompany transactions are eliminated in consolidation.

United Expressline, Inc. ("United") manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

Champion Trailer, Inc. ("Champion"), which manufactures and sells transport trailers to be used primarily in the auto racing industry. Effective October 2002, the Company's Board of Directors agreed to a plan to dispose of Champion as further described in Note 3. The sale of Champion was completed January 30, 2003. Accordingly, the operations of Champion are classified as discontinued operations in the accompanying financial statements.


BASIS OF PRESENTATION:

In the period since June 2001, the Company has incurred losses and reductions in equity. During this period losses and certain third-party debt repayments have been financed with DC Investments, LLC ("DC Investments") and its subsidiary Fair Holdings, Inc. ("Fair Holdings"), entities controlled by the Company's Chairman. Borrowings from DC Investments and Fair Holdings have been on terms that may not have been available from other sources. As of January 31, 2004, total debt outstanding to DC Investments and Fair Holdings was $15,005. The Company incurred a net loss for the year ended October 31, 2003 of $3,873, which included a loss from discontinued operations of $49. In addition, the Company incurred a net loss from continuing operations of $2,249 for the three months ended January 31, 2004.

The Company has continued to address liquidity and working capital through various means including operational changes and refinancing existing debt. During the period these plans were put in place, the Company received financial support from Fair Holdings.

During 2003, the Company undertook various actions to improve its operations and liquidity. Such actions as described below include the sale of Champion, conversion of debt to equity and refinancing of certain of its debt agreements. Management believes that the Company has financing agreements in place to provide adequate liquidity and working capital throughout fiscal 2004. However, there can be no assurance that such working capital and liquidity will in fact be adequate. Therefore, the Company may be required to draw upon other liquidity sources. The Company has therefore secured an increased financial commitment from Fair Holdings to provide, as needed, additional borrowings under a $15,000 line of credit agreement, which expires January 1, 2007. Currently, availability under the agreement is approximately $8,303.

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

Management, as a part of its plan towards resolving these issues and generating positive cash flow and earnings, is taking the actions as described below. Although management believes these actions will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity.

     o We commenced a strategy in late 2003 of pursuing strategic acquisition opportunities that include targets both in our traditional, basic industries and manufacturing sectors as well as targets that possessed assets (including cash) that, while outside our traditional areas of focus, were available on terms that our management believed to be attractive. While no material negotiations are currently active with respect to any targets (other than Net Perceptions, Inc., which is discussed below and with respect to which we have commenced an exchange offer), we anticipate that over the course of 2004 we will pursue acquisition opportunities that we deem attractive in a variety of industry sectors. Ultimately, these acquisitions may (but cannot be guaranteed to) result in our having increased financial resources and potentially a broader asset base and more diversified sources of revenue.

     o Cost reduction initiatives for raw materials in the trailer and related transportation manufacturing segment with the implementation of alternative materials and additional vendor discounts through purchasing.

     o Implementation of the new fine grind production process in the butyl rubber reclaiming segment. The new process provides the opportunity to maximize the use of the existing raw materials in the existing butyl reclaim production and also provides potential additional production of natural rubber.

     o Capitalize on the trailer production line at Danzer Industries that provides a new product line at Danzer Industries to the existing customers of Danzer. This production line and related sales effort have allowed us to enter a new market along the East coast of the U.S. Our ability to capitalize on this opportunity will be a determining factor on our ability to reduce this operation's use of working capital resources. Management will continue to evaluate the operations on a continuous basis.

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Our high level of debt creates liquidity issues for us and the stringent financial covenants that are common for this type of debt increase the probability that our subsidiaries may from time to time be in technical default under these loans. These risks are mitigated, in part, for our United and U.S. Rubber subsidiaries by the right described under "Guarantees of Partners." They are also mitigated by the divestiture of Champion, and the completed refinancing efforts over the past year with respect to U.S. Rubber and the coach leasing segment.

Significant financial covenants in our credit agreements are the maintenance of minimum ratios, levels of earnings to funded debt and fixed charge coverage rate. We did not meet requirements and covenants in certain debt agreements as further discussed in Note 4.


SIGNIFICANT ACCOUNTING POLICIES:

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

All references in the financial statements related to share amounts, per share amounts and average shares outstanding have been adjusted retroactively to reflect the Company's 1-to-50 reverse stock split of its common stock effective February 16, 2004.

The Company has a note payable agreement which is convertible by the holder to common stock totaling 100,000 shares at a conversion rate of $5.00 per share. In addition, the Company has options outstanding to purchase a total of 16,000 shares of common stock, at a weighted average exercise price of $4.50. However, because the Company incurred a loss for the periods ended January 31, 2004 and 2003, respectively, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and diluted loss per share have been computed as follows:



                                                                                              Three Months Ended
                                                                                       -------------------------------------
                                                                                       January 31, 2004     January 31, 2003
                                                                                       -------------------------------------

Loss before discontinued operations                                                         $  (2,249)         $  (1,517)
Change in fair value of mandatory redeemable preferred stock                                     (139)              (103)
                                                                                            -----------------------------

Loss attributable to common shareholders before discontinued operations                        (2,388)            (1,620)

Loss from discontinued operations, net of tax                                                    --                  (49)
                                                                                            -----------------------------

Net loss attributable to common shareholders                                                $  (2,388)         $  (1,669)
                                                                                            =============================

Weighted average common and common equivalent shares outstanding, basic and diluted           720,157            720,157
                                                                                            =============================

Loss per share, basic and diluted, attributable to common shareholders:
  From continuing operations                                                                $   (3.32)         $   (2.25)
  Discontinued operations                                                                        --                 (.07)
                                                                                            -----------------------------

Net loss per share                                                                          $   (3.32)         $   (2.32)
                                                                                            =============================



The Company's Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of the Company's common stock, are convertible at rates of .4 to 1 and 3.5 to 1, respectively. The inclusion of these potential common shares in the calculation of loss per share would have an antidilutive effect. However, pursuant to a Certificate of Designation, these shares will be converted to common stock immediately upon approval by the stockholders. Accordingly, we are presenting the following pro forma information to indicate the effect on earnings per share had such shares been converted to common shares for the periods presented.

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Pro forma basic and diluted loss per share have been computed below as if the Series C and Series D Preferred Stock were converted to common stock. For the three months ended January 31, 2004 and 2003, respectively, the Series C Preferred Stock has been reflected on a weighted average basis outstanding as common shares, adjusted for the reverse stock split, of 1,747,360, respectively. The Series D Preferred Stock has been reflected on a weighted average basis outstanding as common shares, adjusted for the reverse stock split, of 471,653 and 314,100 for the three months ended January 31, 2004 and 2003, respectively.



                                                                               Three Months Ended
                                                                       -------------------------------------
                                                                       January 31, 2004     January 31, 2003
                                                                       -------------------------------------

Pro forma weighted average common shares outstanding, including effect of the conversion of Series C and D Preferred Stock, basic
  and diluted                                                              2,939,170            2,781,617
                                                                           ==============================
Pro forma net loss per share, basic and diluted, attributable to
  common shareholders                                                      $   (.81)            $   (.60)
                                                                           ==============================



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


STOCK OPTIONS

The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's basic and diluted net loss per share would have been as follows:

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


                                                                 Three Months Ended
                                                      ---------------------------------------
                                                      January 31, 2004       January 31, 2003
                                                      ---------------------------------------
Net loss as reported                                     $  (2,249)           $   (1,566)
Deduct total stock-based employee compensation
    expense determined under fair value methods                 --                    --
                                                         -------------------------------


Pro forma net loss                                          (2,249)               (1,566)

Loss per share:
  As reported, basic and diluted:                        $   (3.32)            $   (2.32)

  Pro forma, basic and diluted:                          $   (3.32)            $   (2.32)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rates of 6.4 and 5.5 percent; dividend yield of 0 percent in both years; expected lives of 5 years; and volatility of 978 and 170 percent. The estimated weighted average fair value of options granted during 2000 and 1999 were $5.00 and $2.50 per share, respectively.


2. INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

                                                 January 31,       October 31,
                                                    2004              2003
                                                 -----------------------------
Raw materials                                      $4,926            $4,647
Work-in-process                                       758               499
Finished goods                                      3,114             2,630
Valuation reserve                                    (363)             (321)
                                                 -----------------------------

Total                                              $8,435            $7,455
                                                 =============================

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

A summary of the Company's discontinued operations for the three months ended January 31, 2003 is as follows:

                              Three Months Ended
                               January 31, 2003
                              ------------------
        Net sales                  $ 170
        Operating expenses          (286)
        Interest                     (85)
        Other                        127
        Tax benefit                   25
                              ------------------
        Net loss                   $ (49)
                              ==================



4.  FINANCING ARRANGEMENTS

UNITED

At January 31, 2004, United had violated financial covenants with Huntington Capital Investment Company. Huntington Capital Investment Company waived their covenant violations and we are currently in discussions regarding modifications to the covenants.

OBSIDIAN LEASING

Obsidian Leasing did not meet certain covenants with Old National Bank. Old National Bank has not waived Obsidian Leasing's covenant violations as of January 31, 2004. The total amount of $3,702 for Old National Bank is classified as current as of January 31, 2004.


DC INVESTMENTS LEASING

In January 2004, DC Investments Leasing repaid debt in the amount of $324 to Fair Holdings with proceeds from a note with Main Source Bank, which includes monthly payments of $4, including interest at 7%, and a maturity of January 2014.

5.   MINORITY INTEREST IN AFFILIATE

As discussed in Note 1, DW Leasing and DC Investments Leasing, entities controlled by the Company's Chairman are included in consolidated financial statements and are subject to the provisions of FIN No. 46. Historically, these entities generated negative operating results and the operating model did not anticipate income in excess of losses previously recognized in the consolidated financial statements. During 2003 and the first quarter of 2004, DC Investments Leasing reported positive operating results. As a result, minority interest related to the income of DC Investments Leasing in the amount of $31 has been recorded as a charge in the January 31, 2004 statement of operations and has been recognized on the balance sheet. Future operating results of DC Investments Leasing, if positive, will continue to be charged to minority interest. In addition, should DW Leasing generate future income in excess of previously recognized losses, such amounts would be charged to minority interest in the consolidated statement of operations and recognized as minority interest on the consolidated balance sheet. During the quarter ended January 31, 2004, DW Leasing recorded a loss of $2. As of January 31, 2004, accumulated losses of DW Leasing recognized in consolidated statements of operations exceeded income by approximately $333.


6.  MANDATORY REDEEMABLE PREFERRED STOCK

On November 10, 2003, Markpoint exercised its remaining Put Option that was assigned to Fair Holdings, as discussed in Note 3. Markpoint was paid $337 by Fair Holdings and the exercise of the option resulted in a reduction in mandatory redeemable preferred stock and an increase in additional paid-in capital of $337.


7.  STOCKHOLDERS' DEFICIT

On December 3, 2003, the Company's stockholders and Board of Directors approved a 50-to-1 reverse stock split. The reverse stock split was effective for trading purposes as of February 18, 2004. As a result of the reverse stock split and the amendment to the Certificate of Incorporation, approximately 720,157 shares of common stock are now outstanding and the number of authorized shares of common stock has been reduced to 10,000,000.

On December 31, 2003, the Company's Board of Directors approved the extension of the expiration date of 4,000 fixed stock options, exercisable at $2.50. The original expiration date of December 31, 2003 was extended to June 30, 2004. The Company recognized $40 of compensation expense related to the extension of the options during the three months ended January 31, 2004.


8.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing;
and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows:


                                                        Three Months Ended January 31, 2004
                            ------------------------------------------------------------------------------------------------
                               Trailer            Coach         Butyl Rubber    Total
                            Manufacturing        Leasing         Reclaiming    Segments        Corporate        Consolidated
                            ------------------------------------------------------------------------------------------------
Sales:
  Domestic                    $  7,504          $  1,040          $  2,314      $10,858          $   --            $ 10,858
  Foreign                          980              --                 208        1,188              --               1,188
                              ---------------------------------------------------------------------------------------------

Total                         $  8,484          $  1,040          $  2,522      $12,046          $   --            $ 12,046

Cost of goods sold            $  7,887          $    587          $  2,505      $10,979          $   --            $ 10,979

Loss before taxes             $ (1,228)         $   (439)         $   (422)     $(2,089)         $ (160)           $ (2,249)

Identifiable assets           $ 19,863          $ 13,761          $ 10,535      $44,159          $1,069            $ 45,228

Depreciation and
  amortization expense        $    178          $    214          $    353      $   745          $   31            $    776

Interest expense              $    397          $    328          $    117      $   842          $  127            $    969


                                                        Three Months Ended January 31, 2003
                            ------------------------------------------------------------------------------------------------
                               Trailer            Coach         Butyl Rubber    Total
                            Manufacturing        Leasing         Reclaiming    Segments        Corporate        Consolidated
                            ------------------------------------------------------------------------------------------------

Sales:
  Domestic                    $  7,012          $  1,107          $  2,212      $10,331          $   --            $ 10,331
  Foreign                          347              --                 221          568              --                 568
                              ---------------------------------------------------------------------------------------------

Total                         $  7,359          $  1,107          $  2,433      $10,899          $   --            $ 10,899

Cost of goods sold            $  6,720          $    622          $  2,397      $ 9,739          $   --            $  9,739

Loss before taxes             $ (1,066)         $   (248)         $   (361)     $(1,675)         $   --            $ (1,675)

Identifiable assets           $ 20,466          $ 14,043          $ 10,977      $45,486          $  803            $ 46,289

Depreciation and
  amortization expense        $    189          $    190          $    308      $   687          $   --            $    687

Interest expense              $    333          $    270          $    123      $   726          $   58            $    784


Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the three months ended January 31, 2004 and 2003, allocated corporate expenses by segment were as follows:

                                Three Months Ended
                             -------------------------
                             January 31,   January 31,
                                2004         2003
                             -------------------------
Trailer manufacturing           $385         $318
Coach leasing                     69           48
Butyl rubber reclaiming          115           99
                             -------------------------
                                $569         $465
                             =========================


9.   RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates  resulting in the following amounts for the periods ended:

                                                             January 31,      October 31,
                                                                2004             2003
                                                             ----------------------------
Balance sheet:
  Current assets:
    Accounts receivable, Obsidian Capital Company              $     9         $     8
    Accounts receivable, other affiliated entities                  48              44
                                                             ----------------------------
Total assets                                                   $    57         $    52
                                                             ============================

  Current liabilities:
    Accounts payable, Obsidian Capital Company                 $  --                 $
                                                                                   275
    Accounts payable, stockholders & other affiliates               31             341
    Accounts payable, DC Investments and Fair Holdings             430             221
  Long-term portion:
    Accounts payable, stockholders
    Notes payable, DC Investments                                  556
                                                                   700            --
                                                                                   700
    Notes payable, Fair Holdings                                 7,608           7,192
    Line of credit, Fair Holdings                                6,697           6,045
                                                             ----------------------------
Total liabilities                                              $16,022         $14,774
                                                             ============================


9.   RELATED PARTIES, CONTINUED

                                                                  Three Months Ended
                                                          -----------------------------------
                                                          January 31, 2004   January 31, 2003
                                                          -----------------------------------
Income statement:
  Interest expense, DC Investments and Fair Holdings           $502               $179
  Rent expense, Obsidian Capital Company                       $ --               $ 21
  Rent expense, Fair Holdings                                  $  9               $  4



Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms. Amounts classified as long term represent amounts not currently due, amounts that are expected to be converted to equity subsequent to January 31, 2004 and October 31, 2003, respectively, or amounts converted to long-term debt subsequent to January 31, 2004.


10.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations.


11.  SUBSEQUENT EVENTS

Obsidian Enterprises, Inc.'s line of credit with Fair Holdings was amended on February 2, 2004 and March 10, 2004. Maximum borrowings were increased from
$8,000 to $15,000, and the maturity date was extended from January 2005 to January 2007.

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


RESULTS OF OPERATIONS

The Company's overall operating results and financial condition during the three months ended January 31, 2004 compared to the three months ended January 31, 2003 were adversely affected by the limited availability of raw materials in the butyl reclaiming segment, adverse weather conditions in the Midwest that affected the Company's ability to deliver orders in the trailer and related transportation equipment manufacturing segment, and increased material costs also in the trailer and related transportation manufacturing segment.

We commenced a strategy in late 2003 of pursuing strategic acquisition opportunities that include targets both in our traditional, basic industries and manufacturing sectors as well as targets that possessed assets (including cash) that, while outside our traditional areas of focus, were available on terms that our management believed to be attractive. While no material negotiations are currently active with respect to any targets (other than Net Perceptions, Inc., which is discussed below and with respect to which we have commenced an exchange offer), we anticipate that over the course of 2004 we will pursue acquisition opportunities that we deem attractive in a variety of industry sectors. Ultimately, these acquisitions may (but can not be guaranteed to) result in our qualifying for listing on the Nasdaq SmallCap Market or a national securities exchange, having increased financial resources and potentially a broader asset base and more diversified sources of revenue.

The following table shows net sales by product segment:


                                      Three Months Ended
                            ---------------------------------------
                            January 31, 2004       January 31, 2003
                            ---------------------------------------
Trailer manufacturing           $ 8,484                 $ 7,359
Butyl rubber reclaiming           2,522                   2,433
Coach leasing                     1,040                   1,107
                            ---------------------------------------
Net Sales                       $12,046                 $10,899
                            =======================================

The following is a discussion of the major elements impacting the Company's operating results by segment for the three months ended January 31, 2004 compared to the three months ended January 31, 2003. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.


TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                            Three Months Ended
                  -----------------------------------------
                  January 31, 2004         January 31, 2003
                  -----------------------------------------

Net Sales              $8,484                   $7,359
Cost of Sales           7,887                    6,720
                  -----------------------------------------
Gross Profit           $  597                   $  639
                  =========================================
Gross Profit %            7.1%                     8.7%
                  =========================================


Three Months Ended January 31, 2004 Compared to The Three Months Ended January 31, 2003

Sales in this segment increased $1,125 or 15.3% over the comparable period of 2003. The increase was primarily due to the acceptance of our new product introduction of the economy line trailer as well a stronger order position for our cargo trailers as compared to 2003. Although we did increase our sales as compared to 2003, the adverse winter weather conditions delayed our ability to ship orders to our customers. The truck body line continues to be depressed as capital spending in the telecommunications industries has remained low.

Looking ahead, sales for the trailer and related equipment manufacturing segment are expected to grow in fiscal 2004 compared to fiscal 2003 because we expect our new product line for cargo trailers, which has been well received, will eliminate the need for a sales discounting program. We also have additional production capacity in our new leased facility and at Danzer. We believe sales of truck bodies will continue at about the same level as 2003 unless a replacement market can be developed.

The gross profit decrease was primarily a result of increased material cost. The cost of plywood, a major component of our cargo trailers, increased significantly starting in August 2003. The increase in price on average has been approximately 55%. We have and will continue to evaluate alternative materials to replace the plywood. Management is also negotiating with new suppliers. We also believe gross profits will continue to be adversely impacted by the lack of sales volume in truck bodies during 2004 at the Hagerstown, Maryland, plant. Although the Hagerstown plant has increased its production and sales of cargo trailers, the volume is currently below levels to fully absorb its fixed overhead costs.

BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                Three Months Ended
                      ------------------------------------
                      January 31, 2004    January 31, 2003
                      ------------------------------------

Net Sales                 $2,522                $2,433
Cost of Sales              2,505                 2,397
                      ------------------------------------
Gross Profit              $   17                $   36
                      ====================================

Gross Profit %               0.7%                  1.5%
                      ====================================


Three Months Ended January 31, 2004 Compared To The Three Months Ended January 31, 2003

Net sales in this segment for the three months ended January 31, 2004 as compared to the three-month period ended January 31, 2003 increased 3.7% in the amount of $89.

Sales in this segment were higher than the three months ended January 31, 2003 due to increased demand from Company's tire manufacturing customers and the demand for pipeline mastic wraps. While the Company experienced an increase in sales in the three months ended January 31, 2004, overall, the lack of consistent sources of raw materials limits the Company's ability to increase its sales significantly. Looking ahead, sales are expected to remain consistent in fiscal 2004 as compared to fiscal 2003. Future sales growth will depend greatly on successful implementation of our recycling program with the chapters of The National FFA Organization and finding other sources of material. In addition, the continued implementation of our fine grind process will increase the ability to utilize some additional rubber products in our butyl reclaim process and add potential new products.

Gross profit percentage decreased .8% for the three months ended January 31, 2004 as compared to the three months ended January 31, 2003. The primary reasons for this decrease are a lack of a consistent supply of raw materials, increased energy costs and increased repairs and maintenance on machinery and equipment. The Company's reclaim process is most efficient when raw material consists of primarily road worn inner tubes with a mix of other butyl rubber. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time is incurred to ensure delivery of quality product.

COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                  Three Months Ended
                          ----------------------------------
                          January 31, 2004  January 31, 2003
                          ----------------------------------
Net Sales                       $1,040          $1,107
Cost of Sales                      587             622
                          ----------------------------------
Gross Profit                    $  453          $  485
                          ==================================
Gross Profit %                    43.6%           43.8%
                          ==================================


Three Months Ended January 31, 2004 Compared To The Three Months Ended January 31, 2003

Sales for the three months ended January 31, 2004 decreased 6.1% in the amount of $67 over the comparable three-month period ended January 31, 2003. The decrease in sales is attributable to decreased utilization of the coach fleet compared to the same period in 2003. Management believes the decreased utilization is a result of increased market competition. The first quarter is typically the segment's lowest sales period due to seasonality. Business is historically stronger in the spring, summer and fall. Looking ahead, we expect segment sales in fiscal 2004 to increase as a result of the full-year impact increase in the total number of coaches added to our fleet. We are also working to continually improve our utilization percentage.

Gross profit for this segment was 43.6% for the three months ended January 31, 2004 compared to 43.8% for the comparable three-month period ended January 31, 2003.

Looking ahead, we expect fiscal 2004 gross profit to be higher than 2003 with the additional sales related to the six new coaches added which reduces the need to sublease from third parties.


SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

The Company's selling, general and administrative expenses for the three months ended January 31, 2004 increased $290 or 14.1% over the three-month period ended January 31, 2003. The increase relates primarily to increases in depreciation related to the addition of new coaches in 2003 and increased amortization expense of intangible assets and other general increases for compensation and other general and administrative expenses.


INTEREST EXPENSE

Interest expense for the three months ended January 31, 2004 as a percentage of average debt borrowings of $41,377 was 2.3% (9.2% on an annual basis). Interest expense for the three months ended January 31, 2003 as a percentage of average debt borrowings of $37,318 was 2.1% (8.4% on an annual basis). The increase is primarily due to additional borrowings from Fair Holdings at higher interest rates.


INCOME TAX PROVISION

There was no income tax benefit recorded for the three-month period ended January 31, 2004 as compared to $158 of tax benefit in the three-month period ended January 31, 2003. Income tax benefits are created primarily through NOL carry forwards recognized to the extent they are available to offset the Company's net deferred tax liability. Operating losses during the quarter ended January 31, 2004 have been reserved with a valuation allowance. Any quarterly tax benefits are based on the estimated effective tax rate for the full year.

DISCONTINUED OPERATIONS

On October 30, 2002, the Company's Board of Directors agreed to sell substantially all assets of Champion to an entity controlled by Messrs. Durham and Whitesell in exchange for assumption of all liabilities of Champion, other than its subordinated debt. In accordance with the criteria provided for in Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets, the operating results of Champion have been classified as discontinued operations. The losses from discontinued operations for the three months ended January 31, 2003 represents the losses of Champion during the period, net of tax benefit of $97.

Substantially all assets of Champion subject to its liabilities were sold on January 30, 2003. No gain or loss was recognized in the consolidated statement of operations due to the involvement of related parties. The benefit of liabilities assumed by the purchaser in excess of assets sold in the amount of $1,142 was recorded as additional paid in capital.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

In June 2001, we purchased four new businesses and began operations as a consolidated holding company with multiple operating subsidiaries. In the period since June 2001, we have incurred losses and reductions in our equity. During this period we have financed our losses and have been able to refinance certain third-party obligations with DC Investments, LLC and its subsidiary, Fair Holdings, and other third parties. Our borrowings from Fair Holdings have been on terms that may not have been available from other sources. As of January 31, 2004, our total debt outstanding to DC Investments and Fair Holdings was $15,005.

We are continuing to address our liquidity and working capital through various means including operational changes and financing matters which are discussed below. During the period these plans are put in place, we have continued to receive financing, and have in place arrangements to receive additional financial support from Fair Holdings, if necessary.

WORKING CAPITAL

Our businesses are working capital intensive and require funding for purchases of production inventory, capital expenditures and expansion and upgrading of facilities. Each of our subsidiaries have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. Our working capital position (current assets over current liabilities) was negative at January 31, 2004 by $1,816. At October 31, 2003, our working capital position was positive by $6,045. The decrease in working capital is primarily attributable to a balloon payment on our coach group debt of approximately $3,540 that is due in December 2005 and reclassification of approximately $4,100 of debt under revolving credit lines that are due for renewal in November 2004. Other unfavorable changes include increases in accounts payable.

We continue to address liquidity and working capital issues in a number of ways. At January 31, 2004, net cash used in continuing operations was $929 compared to $2,549 in 2003. The use of cash and working capital was primarily related to operating losses and business seasonality. In 2004, we expect our operations to generate positive cash and increase our overall working capital through improved operations as follows:

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

     o We secured an additional financial commitment from Fair Holdings to provide, as needed, additional borrowings under a $15,000 line of credit agreement, which expires on January 1, 2007. Currently, approximately $8,303 is available to us under the agreement.

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


FINANCIAL COVENANT WAIVERS

Significant financial covenants in our credit agreements are the maintenance of minimum ratios, levels of earnings to funded debt and fixed charge coverage rate. We did not meet requirements and covenants in certain debt agreements. At January 31, 2004, United had violated financial covenants with Huntington Capital Investment Company. Huntington Capital Investment Company waived their covenant violations and we are currently in discussions regarding modifications to the covenants.

Obsidian Leasing did not meet certain covenants with Old National Bank. Old National Bank has not waived Obsidian Leasing's covenant violations as of January 31, 2004. The total amount of $3,702 for Old National Bank is classified as current as of January 31, 2004.

FUNDS AVAILABILITY

On a consolidated basis, as of January 31, 2004, the Company had approximately $556 of cash and cash equivalents. Danzer Industries, U.S. Rubber, United and Obsidian Enterprises each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At January 31, 2004, additional current availability under these credit lines and maximum availability if supported by their individual borrowing base are:

    Company            Current Availability        Maximum Availability
Danzer Industries            $   231                   $   231
U.S. Rubber                      288                     2,154
United                            --                        --
Obsidian Enterprises           8,303                     8,303

The Company generated negative net cash flow of $929 from operations during the three months ended January 31, 2004. Cash used in operations during the quarter is primarily due to operating losses and increases in inventories offset by increases in accounts payable. The Company has increased inventories during the first quarter primarily in the trailer and related transportation equipment manufacturing segment. The first quarter is historically the lowest volume quarter due to seasonality of this business. Inventories were increased during this quarter to provide an increase in the Company's ability to deliver orders during the second and third quarters when sales have historically been higher than in the first quarter. Funding during the quarter was provided through borrowings on lines of credit and from related parties.


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


CASH FLOWS

A summary of our contractual cash obligations for the fiscal years ending 2004 through 2007 and 2008 and thereafter at January 31, 2004 is as follows:


                                                                                                           2008 and
Contractual Obligations                       Total       2004          2005         2006         2007    Thereafter
                                            ------------------------------------------------------------------------
Long-term debt, and all debt service
   interest payments                        $51,900      $12,408       $ 9,864      $11,715     $10,692      $7,221
Operating leases                              1,177          452           314          220         173          18
Mandatory redeemable preferred stock          1,942           --            --        1,942          --          --
                                            ------------------------------------------------------------------------
Total contractual cash obligations          $ 55,019     $12,860       $10,178      $13,877     $10,865      $7,239
                                            =======================================================================


Cash flow and liquidity are discussed further below, and the footnotes to our financial statements discuss cash flow, liquidity and the current classification of debt due to loan covenant violations.

We also have a commercial commitment as described below:


                                Total Amount       Outstanding at
Other Commercial Commitment       Committed       January 31, 2004      Date of Expiration
-------------------------------------------------------------------------------------------
Line of credit, related party     $ 1,500              $1,269             April 1, 2006
Line of credit                      4,000               4,000             February 1, 2005
Line of credit                      4,000               1,846             October 1, 2005
Line of credit, related party      15,000               6,697             January 1, 2007


Our net cash used in continuing operations for the three months ended January 31, 2004 was $929. This is comprised of a loss from continuing operations of $2,249, offset by noncash depreciation and amortization of $776, increases in inventories of $980, other assets of $244, accounts payable of $1,197 and deferred taxes of $6 and decreases in accounts receivable of $797, customer deposits of $245 and accrued expenses of $170. In addition, we had minority interest of $30, accretion of interest of $112 and stock-based compensation of $40.

Net cash flow provided from financing activities for the three months ended January 31, 2004 was $655. This is comprised of borrowings of long-term debt of $1,751 and related parties of $175, offset by principal repayments of short-term and long-term debt of $1,271.

Cash flow was used in investing activities for the three months ended January 31, 2004 of $318. This is comprised of purchases of equipment.

The total decrease in cash is summarized as follows:

                                                      Three Months Ended
                                                 -----------------------------
                                                 January 31,       January 31,
                                                    2004            2003
                                                 -----------------------------
Net cash used in operations                       $  (929)         $(2,549)
Net cash used in investing activities                (318)             (96)
Net cash provided by financing activities             655            2,199
Net cash used in discontinued operations               --              (41)
                                                 -----------------------------
Decrease in cash and cash equivalents             $  (592)         $  (487)
                                                 =============================

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during 2002 of a customer resulted in a bad debt charge of $379. However, we believe our reserve for doubtful accounts of $494 should be adequate for any exposure to loss in our January 31, 2004 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $363 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. Property and equipment is reviewed for impairment when events and circumstances indicate potential impairment factors are present. In assessing the recoverability of the Company's property and equipment, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

Goodwill and intangibles are reviewed annually for impairment as of the first day of the fourth quarter or more frequently when events and circumstances indicate potential impairment factors are present. The realization of the goodwill of $5,784 is primarily dependent on the future operations of the operating entity whether the goodwill is allocated (at United). Historical operating results, current product demand and estimated future results indicate the results of operations at United should be adequate to continue to realize this amount. However, future results may not meet expectations due to economic or other factors, and failure to meet expectations may result in the goodwill not being fully realizable and accordingly result in impairment charges which could be material to the Company's operating results.

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

In conjunction with financing of the acquisition of United, the Company issued 386,206 shares of Series C preferred stock to Huntington Capital Investment Corporation ("Huntington"). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company's stock will result in a corresponding increase to this repurchase requirement. Accordingly, a substantial increase in stock price at the repurchase date may have an adverse impact on the Company's liquidity. At January 31, 2004, the Company had violated certain financial covenants defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of January 31, 2004.


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

The Company has carried out as of January 31,  2004,  an  evaluation,  under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

We have been taking steps to improve our financial infrastructure to account for complex transactions on a consolidated basis since the reorganization which occurred in 2001. Our auditors identified our limited financial infrastructure and the failure to physically inventory our United Expressline operations on quarterly basis as a material weaknesses in internal control in connection with the audit of our financial statements for the period ending October 31, 2003. Effective November 1, 2003, the Company implemented an enterprise wide, integrated accounting system that replaced the separate accounting systems previously maintained by the several subsidiaries and since that date has implemented an enhanced segregation of duties of various accounting personnel. The Company now performs a physical inventory of our United Expressline operations on a quarterly basis and has enhanced our financial infrastructure. Management will continue to evaluate whether additional steps are needed to improve our financial infrastructure. There have been no other significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the January 31, 2004 evaluation.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to ordinary litigation incidental to its business. No current pending litigation is expected to have a material adverse effect on results of operations, financial condition or cash flows.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

At the Company's Annual Meeting of Stockholders held on December 3, 2003, the stockholders approved amendments to the Certificates of the Designations,
Preferences, Rights and Limitations of Series C Preferred Stock and the Certificate of the Designations, Preferences, Rights and Limitations of Series D Preferred Stock. Each of these amendments added a new subsection to provide for the proportionate increase or decrease in the number of shares of Series C Preferred and Series D Preferred, respectively, to reflect an increase or decrease in the shares of outstanding Common Stock. At the Annual Meeting, the stockholders also approved amendments to the Company's Certificate of Incorporation to implement a 50-to-1 reverse stock split and a reduction of the Company's authorized shares of Common Stock from 40,000,000 to 10,000,000. Holders of fractional shares subsequent to the reverse stock split received cash payments for their fractional shares.

As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003, which disclosure is incorporated herein by reference, in January 2003, the Company agreed to a modification of terms with the debenture holders to provide for less stringent covenants. In exchange for this modification, the Company issued warrants to the debenture holders to purchase up to 16,000 shares of the Company's common stock at an exercise price of $.20 per share. These warrants expire January 24, 2006. The sales and issuances of the warrants were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering and other applicable exemptions. Copies of the warrant agreements were attached as exhibits to the Form 10-K.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on December 3, 2003, at which the stockholders voted on the following matters as indicated. The number of votes are prior to the Company's reverse stock split that took effect February 16, 2004.


(1) ELECTION OF DIRECTORS

On Proposal 1 for the election of seven directors, the following persons received the number of votes set opposite their respective names (all Preferred Stock was voted on an as-converted basis):

Names                        Number of Votes           Votes Withheld
-----                        ---------------           --------------

Timothy S. Durham              137,152,905                    0
Daniel S. Laikin               137,152,905                    0
D. Scott McKain                137,152,905                    0
Jeffrey W. Osler               137,152,905                    0
John A. Schmidt                137,152,905                    0
Goodhue W. Smith, III          137,152,905                    0
Terry G. Whitesell             137,152,905                    0


(2) AMENDMENT OF CERTIFICATE OF DESIGNATION FOR SERIES C PREFERRED STOCK

On Proposal 2 for the amendment of the Certificate of Designation for the Company's Series C Preferred Stock, the following number of votes were cast "For" and "Against" such Proposal.

                                                                                BROKER
        Class of Shares                       FOR            AGAINST            NON-VOTE
        ---------------                       ---            -------            --------
        Common Shares (including
        Series C and Series D Stock on
        an as-converted basis)             128,731,255       288,514           8,100,267

        Series C Preferred Stock            87,367,980             0                   0


(3) AMENDMENT OF CERTIFICATE OF DESIGNATION FOR SERIES D PREFERRED STOCK

On Proposal 3 for the amendment of the Certificate of Designation for the Company's Series D Preferred Stock, the following number of votes were cast
"For" and "Against" such Proposal.

                                                                                BROKER
        Class of Shares                       FOR            AGAINST            NON-VOTE
        ---------------                       ---            -------            --------
        Common Shares (including
        Series C and Series D Stock on
        an as-converted basis)             128,731,130       288,804           8,100,042

        Series D Preferred Stock            20,770,225             0                   0


(4) AMENDMENT TO CERTIFICATE OF INCORPORATION TO EFFECT REVERSE STOCK SPLIT

On Proposal 4 for the amendment to the Company's Certificate of Incorporation to effect a 50 to 1 reverse stock split, the following number of votes were cast
"For" and "Against" such proposal.

                                                                                BROKER
        Class of Shares                       FOR            AGAINST            NON-VOTE
        ---------------                       ---            -------            --------
        Common Shares (including
        Series C and Series D Stock on
        an as-converted basis)             136,855,044       336,832                   0

        Series C Preferred Stock            87,367,980             0                   0

        Series D Preferred Stock            20,770,225             0                   0


(5) AMENDMENT TO CERTIFICATE OF INCORPORATION TO DECREASE AUTHORIZED SHARES

On Proposal 5 for the amendment to the Company's Certificate of Incorporation to reduce  the number of  authorized  shares of capital  stock to  15,000,000,  the following number of votes were cast "For" and "Against" such Proposal.
                                                                                BROKER
        Class of Shares                       FOR            AGAINST            NON-VOTE
        ---------------                       ---            -------            --------
        Common Shares (including
        Series C and Series D Stock on
        an as-converted basis)             137,044,883       146,301                   0

        Series C Preferred Stock            87,367,980             0                   0

        Series D Preferred Stock            20,770,225             0                   0


(6) RATIFICATION OF INDEPENDENT AUDITORS-MCGLADREY & PULLEN, LLP

On Proposal 6 for the ratification of the Company's independent auditors, the following number of votes were cast "For" and "Against" such Proposal (all Preferred Stock was voted on an as-converted basis).

         FOR: 137,131,461       AGAINST: 61,188         BROKER NON-VOTE:  0


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



March 16, 2004          By: /s/ Timothy S. Durham
--------------          --------------------------------------------------------
 Date                       Timothy S. Durham, Chairman and Chief Executive
                                Officer



March 16, 2004          By: /s/ Rick D. Snow
--------------          --------------------------------------------------------
 Date                       Rick D. Snow, Executive Vice President/Chief
                                Financial Officer

                                        EXHIBIT INDEX


Exhibit No.      Description

10.1             Fourth Amendment to Promissory Note (Line of Credit),                  Incorporated by reference
                 dated March 10, 2004, between Obsidian Enterprises,                    to Exhibit 10.76 to
                 Inc. and Fair Holdings, Inc.                                           Amendment No. 2 to the
                                                                                        Registration Statement on
                                                                                        Form S-4 filed by the
                                                                                        Registrant on March 11,
                                                                                        2004.


31.1             Certification of Timothy S. Durham.                                    Attached

31.2             Certification of Rick D. Snow.                                         Attached

32.1             Statement Regarding Certification Pursuant to 18 U.S.C. Section
                 1350 by Timothy S. Durham, Chief Executive Officer.                    Attached

32.2             Statement Regarding Certification Pursuant to 18 U.S.C. Section
                 1350 by Rick D. Snow, Chief Financial Officer.                         Attached
