Form 10-Q
period 2004-04-30
OBSIDIAN ENTERPRISES INC
filed 2004-06-21
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________________ TO ___________________________


     0-17430
     ----------------------------------------------------
     Commission File Number


                           OBSIDIAN ENTERPRISES, INC.
     ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                              35-2154335
     ---------------------------------      ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


            111 MONUMENT CIRCLE, SUITE 4800                      46204
                 INDIANAPOLIS, INDIANA
     ----------------------------------------------     ------------------------
       (Address of principal executive offices)                (Zip code)


                                 (317) 237-4122
     ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                  Common Stock               Outstanding at
                  $.0001 par value           June 14, 2004
                                             3,109,333 shares

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION:

  Item 1 - Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets - April 30, 2004
             and October 31, 2003                                             3

           Condensed Consolidated Statements of Operations
             Three and Six Months Ended April 30, 2004 and 2003               5

           Condensed Consolidated Statement of Changes of Stockholders'
             Deficit and Comprehensive Loss                                   6

           Condensed Consolidated Statements of Cash Flows
             Three and Six Months Ended April 30, 2004 and 2003               7

           Notes to Condensed Consolidated Financial Statements               9

  Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                22

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk        31

  Item 4 - Controls and Procedures                                           31


PART II - OTHER INFORMATION:

  Item 1 - Legal Proceedings                                                 32

  Item 2 - Changes in Securities, Use of Proceeds and Issuer
           Purchases of Equity Securities                                    32

  Item 3 - Defaults Upon Senior Securities                                   33

  Item 4 - Submission of Matters to a Vote of Security Holders               33

  Item 5 - Other Information                                                 33

  Item 6 - Exhibits and Reports on Form 8-K                                  33



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                              OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (in thousands except share data)
                                                               (unaudited)


                                                                                    April 30,       October 31,
                                                                                      2004             2003
                                                                                 ----------------------------------
Assets

Current assets:
    Cash and cash equivalents                                                      $          561  $        1,148
    Marketable securities                                                                      80             114
    Accounts receivable, net of allowance for doubtful accounts
      of $506 for 2004 and $496 for 2003                                                    3,922           3,665
    Accounts receivable, related parties                                                       77              52
    Inventories, net                                                                        8,083           7,455
    Prepaid expenses and other assets                                                         871           1,081
                                                                                 ----------------------------------

Total current assets                                                                       13,594          13,515

Property, plant and equipment, net                                                         23,729          24,480

Other assets:
    Other intangible assets, net of accumulated amortization of $1,082 for
      2004 and $907 for 2003                                                                7,633           7,878
    Other                                                                                      13               9
                                                                                 ----------------------------------
                                                                                   $      44,969   $       45,882
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





                                            OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands except per share and share data)
                                                            (unaudited)

                                                                                    April 30,       October 31,
                                                                                       2004             2003
                                                                                 ----------------------------------
Liabilities and Stockholders' Deficit

Current liabilities:
    Current portion of long-term debt                                              $        9,231   $        2,379
    Current portion of long-term debt, related parties                                                          --
    Accounts payable, trade                                                                 5,467            2,742
    Accounts payable, related parties                                                         758              837
    Accrued expenses and customer deposits                                                  1,337            1,512
                                                                                 ----------------------------------

Total current liabilities                                                                  16,793            7,470

Accounts payable, related parties                                                             556               --

Long-term debt, net of current portion                                                     16,945           24,765

Long-term debt, related parties                                                            16,071           13,937

Deferred income tax liabilities                                                               647              651

Commitments and contingencies

Minority interest                                                                             196              172

Redeemable stock:
  Common stock, 154,482 shares outstanding for 2004                                         1,007               --
  Class of Series C Preferred Stock: 386,206 shares outstanding for
    2003                                                                                       --            1,803
  Class of Series D Preferred Stock: 32,143 shares outstanding for 2003                        --              337

Stockholders' equity (deficit):
    Common stock, par value $.0001 per share; 10,000,000 shares authorized,
     outstanding 2,784,400 in 2004, 720,157 in 2003                                             1                1
    Preferred stock, 5,000,000 shares authorized, no shares outstanding in
     2004; Class of Series C convertible preferred stock, par value $.001,
     4,600,000 authorized, 3,982,193 issued and outstanding for 2003, 200,000
     shares of undesignated preferred stock authorized                                         --                5
    Preferred stock, 200,000 shares authorized, no shares outstanding in 2004;
     Class of Series D convertible preferred stock, par value $.001, 88,330
     shares issued and outstanding in 2003                                                     --               --
    Additional paid-in capital                                                             12,625           11,745
    Accumulated other comprehensive loss                                                      (34)              --
    Accumulated deficit                                                                   (19,838)         (15,004)
                                                                                 ----------------------------------

Total stockholders' deficit                                                                (7,246)          (3,253)
                                                                                 ----------------------------------

                                                                                   $       44,969   $       45,882
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


                                       4

                                              OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (in thousands except per share and share data)
                                                              (unaudited)


                                                       Three Months Ended                  Six Months Ended
                                               ----------------------------------------------------------------------
                                                April 30, 2004   April 30, 2003    April 30, 2004    April 30, 2003
                                               ----------------------------------------------------------------------
Net sales                                        $       16,292   $       15,107    $     28,338      $     26,007

Cost of sales                                            15,189           13,316          26,168            23,056
                                               ----------------------------------------------------------------------

Gross profit                                              1,103            1,791           2,170             2,951

Selling, general and administrative expenses              3,019            2,197           5,364             4,253
                                               ----------------------------------------------------------------------

Loss from operations                                     (1,916)            (406)         (3,194)           (1,302)

Other income (expense):
  Interest expense, net                                    (982)            (904)         (1,951)           (1,688)
  Other expense, net                                          8               --              37                 3
                                               ----------------------------------------------------------------------

Loss before income taxes and discontinued
 operations                                              (2,890)          (1,310)         (5,108)           (2,987)

Income tax benefit                                           --              401              --               559
                                               ----------------------------------------------------------------------

Loss before discontinued operations                      (2,890)            (909)         (5,108)           (2,428)

Loss from discontinued operations, net of tax                --               --              --               (49)
                                               ----------------------------------------------------------------------

Loss before minority interest                            (2,890)            (909)         (5,108)           (2,477)
                                               ----------------------------------------------------------------------

Minority interest                                             7               --             (24)               --
                                               ----------------------------------------------------------------------

Net loss                                         $       (2,883)  $         (909)   $     (5,132)     $     (2,477)
                                               ======================================================================

Basic and diluted loss per share
 attributable to common shareholders:
  From continuing operations                     $        (1.00)  $        (1.26)   $      (3.28)     $      (3.37)
  Discontinued operations, net of tax                        --               --           --                 (.07)
                                               ----------------------------------------------------------------------

Net loss per share                               $        (1.00)  $        (1.26)   $      (3.28)     $      (3.44)
                                               ======================================================================

Weighted average common shares outstanding
 basic and diluted                                    1,941,861          720,157       1,320,884           720,157
                                               ======================================================================



The accompanying notes are an integral part of the condensed consolidated financial statements.





                                       5



                                              OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                                                        (dollars in thousands)
                                                              (unaudited)


                                                                                        Series C Convertible   Series D Convertible
                                                     Comprehensive     Common Stock        Preferred Stock       Preferred Stock
                                                                   -----------------------------------------------------------------
                                                         Loss        Shares     Amount     Shares     Amount     Shares      Amount
                                                     -------------------------------------------------------------------------------

Balance at October 31, 2003                                            720,157  $     1    3,982,193  $     5      118,687   $    --

Assignment  of 16,071  shares of Series D  mandatory
 redeemable Preferred Stock                            $       --           --       --           --       --       16,071        --

Extension of stock options                                     --           --       --           --       --           --        --

Conversion  of  Series C and  Series  D  convertible
 Preferred Stock to common stock                               --    2,064,243       --   (3,982,193)      (5)    (134,758)       --

Loss on available-for-sale marketable securities              (34)          --       --           --       --           --        --

Fair value adjustment on redeemable Preferred Stock            --           --       --           --       --           --        --

Net loss                                                   (5,132)          --       --           --       --           --        --
                                                     -------------------------------------------------------------------------------

Total comprehensive loss                               $   (5,166)
                                                     ==============


Balance at April 30, 2004                               $12,625   $     (34)     $(19,838)  $(7,246)
                                                     ===============================================





                                                      Additional    Other
                                                       Paid-in  Comprehensive  Accumulated
                                                       Capital      Loss         Deficit     Total
                                                     -----------------------------------------------

Balance at October 31, 2003                             $11,745   $      --      $(15,004)   $(3,253)

Assignment  of 16,071  shares of Series D  mandatory
 redeemable Preferred Stock                                  337         --            --        337

Extension of stock options                                    40         --            --         40

Conversion  of  Series C and  Series  D  convertible
 Preferred Stock to common stock                               5         --            --         --

Loss on available-for-sale marketable securities              --        (34)           --        (34)

Fair value adjustment on redeemable Preferred Stock          498         --           298        796

Net loss                                                      --         --        (5,132)    (5,132)
                                                     -----------------------------------------------

Total comprehensive loss

Balance at April 30, 2004                               $12,625   $     (34)     $(19,838)   $(7,246)
                                                     ===============================================


The accompanying notes are an integral part of the condensed consolidated financial statements.




                                              OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (in thousands)
                                                             (unaudited)

                                                                                           Six Months Ended
                                                                                    --------------------------------
                                                                                    April 30, 2004    April 30, 2003
                                                                                    --------------------------------
Cash flow from operating activities:
  Loss from continuing operations                                                     $    (5,132)    $    (2,428)
  Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
  Depreciation and amortization                                                             1,563           1,446
  Other                                                                                       201            (413)
  Changes in operating assets and liabilities
    Accounts receivable, net                                                                 (269)           (687)
    Inventories, net                                                                         (628)           (614)
    Other, net                                                                              2,764             100
                                                                                    --------------------------------

Net cash used in operating activities                                                      (1,501)         (2,596)
                                                                                    --------------------------------

Cash flows from investing activities:
  Capital expenditures                                                                       (627)           (296)
  Other                                                                                        60              --
                                                                                    --------------------------------

Net cash used in investing activities                                                        (567)           (296)
                                                                                    --------------------------------

Cash flows from financing activities:
  Advances from (repayments to) related parties, net                                        1,312            (961)
  Net borrowings (repayments) on lines of credit                                             (193)          1,188
  Net borrowings (repayments) on long-term debt, including related parties                    362           2,533
                                                                                    --------------------------------

Net cash provided by financing activities                                                   1,481           2,760

Net cash used in discontinued operations                                                       --             (41)
                                                                                    --------------------------------

Decrease in cash and cash equivalents                                                        (587)           (173)

Cash and cash equivalents, beginning of period                                              1,148             920
                                                                                    --------------------------------

Cash and cash equivalents, end of period                                              $       561     $       747
                                                                                    ================================

Interest paid                                                                         $     1,160     $       832
                                                                                    ================================

Taxes paid                                                                            $        57     $        63
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



                                    OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                   (unaudited)

                                                                                           Six Months Ended
                                                                                    --------------------------------
                                                                                    April 30, 2004  April 30, 2003
                                                                                    --------------------------------
Supplemental disclosure of noncash operating, investing and financing activities:
Acquisition of coaches and equipment through issuance of debt                         $        --     $     2,304
Contribution to capital from sale of Champion to related party                        $        --     $     1,142
Issuance of mandatory redeemable preferred stock in conjunction with the sale of
   Champion                                                                           $        --     $       675
Tax effect of sale of coaches to a related party                                      $        --     $        96
Fair value change on redeemable stock                                                 $       796     $      (131)
Reclassification of debt due to assumption of credit agreement by Fair
   Holdings                                                                           $        --     $     1,488
Assignment and assumption of mandatory redeemable preferred stock                     $       337     $        --






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

Pursuant to the Plan of Acquisition and Reorganization, United Expressline, Inc. was acquired July 31, 2001.

The accompanying financial data as of April 30, 2004 and for the six months ended April 30, 2004 and 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2003 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended October 31, 2003. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of April 30, 2004 and results of operations, cash flows and stockholders' deficit for the six months ended April 30, 2004 have been made. The results of operations for the six months ended April 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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


BASIS OF PRESENTATION:

In the period since June 2001, the Company has incurred losses and reductions in equity. During this period losses and certain third-party debt repayments have been financed with DC Investments, LLC ("DC Investments") and its subsidiary Fair Holdings, Inc. ("Fair Holdings"), entities controlled by the Company's Chairman. Borrowings from DC Investments and Fair Holdings have been on terms that may not have been available from other sources. As of April 30, 2004, total debt outstanding to DC Investments and Fair Holdings was $16,792. The Company incurred a net loss for the year ended October 31, 2003 of $3,873, which included a loss from discontinued operations of $49. In addition, the Company incurred a net loss from continuing operations of $5,132 for the six months ended April 30, 2004.

The Company has continued to address liquidity and working capital through various means including operational changes and refinancing existing debt. During the period these plans were put in place, the Company received financial support from Fair Holdings.

During 2003, the Company undertook various actions to improve its operations and liquidity. Such actions as described below include the sale of Champion, conversion of debt to equity and refinancing of certain of its debt agreements. Management believes that the Company has financing agreements in place to provide adequate liquidity and working capital throughout fiscal 2004. However, there can be no assurance that such working capital and liquidity will in fact be adequate. Therefore, the Company may be required to draw upon other liquidity sources. The Company has therefore secured an increased financial commitment from Fair Holdings to provide, as needed, additional borrowings under a $15,000 line of credit agreement, which expires January 1, 2007. Currently, availability under the agreement is approximately $7,186.

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

     o We commenced a strategy in late 2003 of pursuing strategic acquisition opportunities that include targets both in our traditional, basic industries and manufacturing sectors as well as targets that possess assets (including cash) that are outside our traditional areas of focus, and available on terms that our management believed to be attractive. While no material negotiations are currently active with respect to any targets, we anticipate that over the course of 2004 we will pursue acquisition opportunities that we deem attractive in a variety of industry sectors. Ultimately, these acquisitions may (but cannot be guaranteed to) result in our having increased financial resources and potentially a broader asset base and more diversified sources of revenue.

     o Implementation of the new fine grind production process in the butyl rubber reclaiming segment. The new process provides the opportunity to maximize the use of the existing raw materials in the existing butyl reclaim production and also provides potential additional production of natural rubber.

     o We continue to organize our butyl rubber reclamation project with chapters of the Future Farmers of America in various States. The success of this project will provide a new resource for obtaining the additional raw materials for our butyl reclaim segment.

     o Capitalize on the trailer production line that provides a new product line at Danzer Industries and its existing and potential new customers. This production line and related sales effort have allowed us to enter a new market along the East coast of the U.S. Our ability to capitalize on this opportunity will be a determining factor on our ability to reduce this operation's use of working capital resources. Management will continue to evaluate the operations on a continuous basis.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Our high level of debt creates liquidity issues for us and the stringent financial covenants that are common for this type of debt increase the probability that our subsidiaries may from time to time be in technical default under these loans. These risks are mitigated, in part, for our United and U.S. Rubber subsidiaries by the right described under "Guarantees of Partners." They are also mitigated by the divestiture of Champion completed in January 2003, and the completed refinancing efforts over the past year with respect to U.S. Rubber and the coach leasing segment.

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

The Company has a note payable agreement which is convertible by the holder to common stock totaling 100,000 shares at a conversion rate of $5.00 per share. In addition, the Company has options outstanding to purchase a total of 16,000 shares of common stock, at a weighted average exercise price of $4.50. However, because the Company incurred a loss for the periods ended April 30, 2004 and 2003, respectively, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.


                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


1.   BASIS OF  PRESENTATION,  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES, CONTINUED

The Company's Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of the Company's common stock, were convertible into common stock at rates of .40-to-1 and 3.50-to-1, respectively. Following the effective date of the 50-to-1 reverse split of the common stock, these shares were converted to common stock, and such shares are included in the weighted average common shares outstanding from the date of conversion. There were no shares of preferred stock outstanding as of April 30, 2004.

Basic and diluted loss per share have been computed as follows:

                                                    Three Months Ended                      Six Months Ended
                                          --------------------------------------- --------------------------------------
                                            April 30, 2004      April 30, 2003     April 30, 2004      April 30, 2003
                                          ------------------- ------------------- ------------------ -------------------
Loss before discontinued operations and
 minority interest                          $       (2,883)     $         (909)     $       (5,132)    $       (2,428)
Change in fair value of mandatory
 redeemable stock                                      935                 (32)                796               (131)
                                          ------------------- ------------------- ------------------ -------------------

Loss attributable to common
 shareholders before discontinued
 operations                                         (1,948)               (941)             (4,336)            (2,559)

Loss from discontinued operations, net
 of tax                                                 --                  --                  --                (49)
                                          ------------------- ------------------- ------------------ -------------------

Net loss attributable to common
 shareholders                               $       (1,948)     $         (941)     $       (4,336)    $       (2,608)
                                          =================== =================== ================== ===================

Weighted average common shares
 outstanding, basic and diluted                  1,941,861             720,157           1,320,884            720,157
                                          =================== =================== ================== ===================

Loss per share, basic and diluted,
 attributable to common shareholders:

  From continuing operations                $      (1.00)       $      (1.26)       $      (3.28)      $      (3.37)
  Discontinued operations                             --                  --               --                  (.07)
                                          ------------------- ------------------- ------------------ -------------------

Net loss per share                          $      (1.00)       $      (1.26)       $      (3.28)      $      (3.44)
                                          =================== =================== ================== ===================




                                       13

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


                                                Three Months Ended                      Six Months Ended
                                       -------------------------------------- -------------------------------------
                                        April 30, 2004      April 30, 2003     April 30, 2004     April 30, 2003
                                       ------------------ ------------------- ------------------ ------------------

Net loss as reported                     $       (2,883)    $         (909)     $       (5,132)    $       (2,477)
Deduct total stock-based employee
 compensation expense determined
 under fair value methods                            --                 --                  --                 --
                                       ------------------ ------------------- ------------------ ------------------

Pro forma net loss                               (2,833)              (909)             (5,132)            (2,477)

Loss per share:
  As reported, basic and diluted:        $        (1.00)    $        (1.26)     $        (3.28)    $        (3.44)

  Pro forma, basic and diluted:          $        (1.00)    $        (1.26)     $        (3.28)    $        (3.44)



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options issued for the three and six months ended April 30, 2004 and 2003. During 2004 and 2003, certain options were extended. Their effect on pro forma net income was immaterial.

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)



2.   INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

                                             April 30,         October 31,
                                                2004               2003
                                         ------------------ -------------------

        Raw materials                      $        5,059     $        4,647
        Work-in-process                               887                499
        Finished goods                              2,444              2,630
        Valuation reserve                            (307)              (321)
                                         ------------------ -------------------

        Total                              $        8,083     $        7,455
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

A summary of the Company's discontinued operations for the three and six months ended April 30, 2003 are as follows:

                                        Three Months         Six Months
                                            Ended              Ended
                                       April 30, 2003      April 30, 2003
                                      ------------------ -------------------

        Net sales                       $           --     $          170
        Operating expenses                          --               (286)
        Interest                                    --                (85)
        Other                                       --                127
        Tax benefit                                 --                 25
                                      ------------------ -------------------

        Net loss                        $           --     $          (49)
                                      ================== ===================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


4.   FINANCING ARRANGEMENTS

UNITED

At April 30, 2004, United was not in compliance with financial covenants with Huntington Capital Investment Company. Huntington Capital Investment Company covenants require the Company to maintain a minimum level of fixed charge coverage. Huntington waived their covenant violations and we are currently in discussions regarding modifications to the covenants.


US Rubber Reclaiming, Inc.

At April 30, 2004 US Rubber Reclaiming, Inc. was not in compliance with certain covenants with PNC Bank requiring a fixed charge coverage ratio of not less than
1.0 to 1.0 and maintaining maximum capital expenditures of $400. The Company received a waiver with certain conditions to be met by July 31, 2004 including a capital contribution of $242.


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


5.   MINORITY INTEREST IN AFFILIATE

As discussed in Note 1, DW Leasing and DC Investments Leasing, entities controlled by the Company's Chairman are included in consolidated financial statements and are subject to the provisions of FIN No. 46. Historically, these entities generated negative operating results and the operating model did not anticipate income in excess of losses previously recognized in the consolidated financial statements. During 2003 and through the 2nd quarter of 2004, DC Investments Leasing reported positive operating results. As a result, minority interest related to the income of DC Investments Leasing in the amount of $24 has been recorded as a charge in the April 30, 2004 statement of operations and has been recognized on the balance sheet. Future operating results of DC Investments Leasing, if positive, will continue to be charged to minority interest. In addition, should DW Leasing generate future income in excess of previously recognized losses, such amounts would be charged to minority interest in the consolidated statement of operations and recognized as minority interest on the consolidated balance sheet. During the six months ended April 30, 2004, DW Leasing recorded income of $17. As of April 30, 2004, accumulated losses of DW Leasing recognized in consolidated statements of operations exceeded income by approximately $318.


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

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)



7.   STOCKHOLDERS' DEFICIT

On December 3, 2003, the Company's stockholders and Board of Directors approved a 50-to-1 reverse stock split. The reverse stock split was effective for trading purposes as of February 18, 2004. As a result of the reverse stock split and the amendment to the Certificate of Incorporation, approximately 720,157 shares of common stock were outstanding and the number of authorized shares of common stock has been reduced to 10,000,000.

On March 12, 2004, the preferred shares for Series C and D were converted to common, which increased common stock outstanding by 2,219,013 shares including 154,482 shares classified as mandatory redeemable stock. Preferred shares authorized remain five million shares with no preferred shares issued or outstanding as of April 30, 2004.

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


                                                       Three Months Ended April 30, 2004
                           ------------------------------------------------------------------------------------------
                               Trailer                   Butyl Rubber
                            Manufacturing Coach Leasing   Reclaiming   Total Segments   Corporate     Consolidated
                           ------------------------------------------------------------------------------------------
Sales:
  Domestic                   $   11,422      $    974     $    2,134     $   14,530    $         --   $     14,530
  Foreign                         1,108            --            654          1,762              --          1,762
                           ------------------------------------------------------------------------------------------

Total                        $   12,530      $    974     $    2,788     $   16,292    $         --   $     16,292

Cost of goods sold           $   11,858      $    528     $    2,803     $   15,189    $         --   $     15,189

Loss before taxes and        $
minority interest          (896)             $   (296)    $     (357)    $   (1,549)   $     (1,341)  $     (2,890)

Identifiable assets          $   20,248      $ 13,714     $   10,260     $   44,222    $        747   $     44,969

Depreciation and
amortization expense         $      176      $    226     $      353     $      756    $         34   $        789

Interest expense             $      421      $    273     $      125     $      819    $        163   $        982



                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


8.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED


                                                       Three Months Ended April 30, 2003
                           ------------------------------------------------------------------------------------------
                               Trailer                   Butyl Rubber
                            Manufacturing Coach Leasing   Reclaiming   Total Segments   Corporate     Consolidated
                           ------------------------------------------------------------------------------------------
Sales:
  Domestic                   $    9,970      $  1,419     $    2,439     $   13,828    $         --   $     13,828
  Foreign                           876            --            403          1,279              --          1,279
                           ------------------------------------------------------------------------------------------

Total                        $   10,846      $  1,419     $    2,842     $   15,107    $         --   $     15,107

Cost of goods sold           $   10,034      $    732     $    2,550     $   13,316    $         --   $     13,316

Loss before taxes and
minority interest            $     (865)     $   (173)    $     (129)    $   (1,167)   $       (143)  $     (1,310)

Identifiable assets          $   21,271      $ 13,871     $   10,363     $   45,505    $        756   $     46,261

Depreciation and
amortization expense         $      189      $    258     $      311     $      758    $         --   $        758

Interest expense             $      342      $    341     $      116     $      799    $        105   $        904





                                                        Six Months Ended April 30, 2004
                           ------------------------------------------------------------------------------------------
                               Trailer                   Butyl Rubber
                            Manufacturing Coach Leasing   Reclaiming   Total Segments   Corporate     Consolidated
                           ------------------------------------------------------------------------------------------

Sales:
  Domestic                   $   18,921      $  2,014     $    4,453     $   25,388    $         --   $     25,388
  Foreign                         2,088            --            862          2,950              --          2,950
                           ------------------------------------------------------------------------------------------

Total                        $   21,009      $  2,014     $    5,315     $   28,338    $         --   $     28,338

Cost of goods sold           $   19,746      $  1,115     $    5,307     $   26,168    $         --   $     26,168

Loss before taxes and
minority interest            $   (1,717)     $   (634)    $     (664)    $   (3,015)   $     (2,093)  $     (5,108)

Identifiable assets          $   20,248      $ 13,714     $   10,260     $   44,222    $        747   $     44,969

Depreciation and
amortization expense         $      355      $    435     $      705     $    1,500    $         68   $      1,563

Interest expense             $      818      $    601     $      242     $    1,661    $        290   $      1,951





                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


8.   BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED



                                                       Six Months Ended April 30, 2003
                           ----------------------------------------------------------------------------------------
                               Trailer         Coach     Butyl Rubber
                            Manufacturing     Leasing     Reclaiming       Total       Corporate    Consolidated
                           ----------------------------------------------------------------------------------------
Sales:
  Domestic                   $   16,982     $    2,526   $    4,652      $   24,160    $       --    $   24,160
  Foreign                         1,223             --          624           1,847            --         1,847
                           ----------------------------------------------------------------------------------------

Total                        $   18,205     $    2,526   $    5,276      $   26,007    $       --    $   26,007

Cost of goods sold           $   16,754     $    1,354   $    4,948      $   23,056    $       --    $   23,056

Loss before taxes and
minority interest            $   (1,867)    $     (400)  $     (478)     $   (2,745)   $     (242)   $   (2,987)

Identifiable assets          $   21,271     $   13,871   $   10,363      $   45,505    $      756    $   46,261

Depreciation and
amortization expense         $      378     $      448   $      620      $    1,446    $       --    $    1,446

Interest expense             $      674     $      611   $      239      $    1,524    $      164    $    1,688


Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the three and six months ended April 30, 2004 and 2003, allocated corporate expenses by segment were as follows:



                                  Three Months Ended     Six Months Ended
                                ---------------------------------------------
                                  April 30,   April 30, April 30,  April 30,
                                     2004       2003       2004      2003
                                ---------------------------------------------

Trailer manufacturing              $   844     $ 339    $ 1,275    $ 657
Coach leasing                          125        44        188       92
Butyl rubber reclaiming                213        90        323      189
                                -------------------------------------------

                                   $ 1,182     $ 473    $ 1,786    $ 938
                                ===========================================

                   OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except per share and share data)
                                   (unaudited)


9.   RELATED PARTIES

The  Company  makes  advances,   receives  loans  and  conducts  other  business
transactions with affiliates  resulting in the following amounts for the periods ended:

                                                                   April 30,         October 31,
                                                                     2004               2003
                                                               ------------------ ------------------
Balance sheet:
  Current assets:
    Accounts receivable, Obsidian Capital Partners               $          8       $          8
    Accounts receivable, DC Investments and Fair Holdings                  13                 --
    Accounts receivable, other affiliated entities                         56                 44
                                                               ------------------ ------------------

Total assets                                                     $         77       $         52
                                                               ================== ==================

  Current liabilities:
    Accounts payable, Obsidian Capital Company                   $         34       $        275
    Accounts payable, related parties                                      --                320
    Accounts payable, DC Investments and Fair Holdings                    721                221
    Accounts payable, other affiliated entities                             3                 21
  Long-term portion:
    Accounts payable, related parties                                     556                 --
    Notes payable, DC Investments                                         700                700
    Notes payable, Fair Holdings                                        7,557              7,192
    Line of credit, Fair Holdings                                       7,814              6,045
                                                               ------------------ ------------------

Total liabilities                                                $     17,385       $     14,774
                                                               ================== ==================

                                                   Three Months Ended                      Six Months Ended
                                          -------------------------------------- -------------------------------------
                                            April 30, 2004     April 30, 2003     April 30, 2004     April 30, 2003
                                          ------------------- ------------------ ------------------ ------------------
Statement of operations:
  Interest expense, DC
    Investments and Fair Holdings           $        338        $        324       $        840       $        503
  Rent expense, Obsidian Capital
    Company                                 $         --        $         15       $         --       $         30
  Rent expense, Fair Holdings               $         13        $         13       $         26       $         18



Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms. Amounts classified as long term represent amounts not currently due, amounts that are expected to be converted to equity subsequent to April 30, 2004 and October 31, 2003, respectively, or amounts converted to long-term debt subsequent to April 30, 2004.

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


11.  SUBSEQUENT EVENTS

As of the  close of  business  on April 30,  2004,  Obsidian  Enterprises,  Inc.
acquired all of the outstanding shares of capital stock of Classic Manufacturing, Inc. a Michigan-based manufacturer of open and enclosed trailers, for a purchase price of $2,250,000 in cash and 170,451 shares of the Company's Common Stock.

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


RESULTS OF OPERATIONS

The Company's overall operating results and financial condition during the six months ended April 30, 2004 compared to the six months ended April 30, 2003 were adversely affected by the limited availability of raw materials in the butyl reclaiming segment, significant increases in material costs in the trailer and related transportation manufacturing segment primarily related to steel and plywood. Also there was decrease in availability of freight carriers and adverse weather conditions that affected the Company's ability to deliver orders in the trailer and related transportation equipment manufacturing segment.

During the quarter ended April 30, 2004 we initiated price increases on our products in the trailer and related transportation manufacturing segment ranging form nine to eleven percent. These price increases were implemented to offset the significant increases we experienced in material costs.

We commenced a strategy in late 2003 of pursuing strategic acquisition opportunities that include targets both in our traditional, basic industries and manufacturing sectors as well as targets that possessed assets (including cash) that, while outside our traditional areas of focus, were available on terms that our management believed to be attractive. During the six months ended April 30, 2004 we were active with respect to an exchange offer for Net Perceptions, Inc. As of April 2, 2004 we withdrew our offer with respect to the exchange of shares. We incurred expenses for the exchange offer which totaled $577 above our normal administrative expenses. We anticipate that over the course of 2004 we will pursue other acquisition opportunities that we deem attractive in a variety of industry sectors. Ultimately, these acquisitions may (but can not be guaranteed to) result in our qualifying for listing on the Nasdaq SmallCap Market or a national securities exchange, having increased financial resources and potentially a broader asset base and more diversified sources of revenue.



The following table shows net sales by product segment:

                                            Three Months Ended                           Six Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    April 30, 2004       April 30, 2003        April 30, 2004        April 30, 2003
                                 --------------------- -------------------- --------------------- ---------------------
Trailer manufacturing                $     12,530          $     10,846         $     21,009          $     18,205
Butyl rubber reclaiming                     2,788                 2,842                5,315                 5,276
Coach leasing                                 974                 1,419                2,014                 2,526
                                 --------------------- -------------------- --------------------- ---------------------

Net Sales                            $     16,292          $     15,107         $     28,338          $     26,007
                                 ===================== ==================== ===================== =====================



The following is a discussion of the major elements impacting the Company's operating results by segment for the three and six months ended April 30, 2004 compared to the three and six months ended April 30, 2003. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.


TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                            Three Months Ended                           Six Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    April 30, 2004       April 30, 2003        April 30, 2004        April 30, 2003
                                 --------------------- -------------------- --------------------- ---------------------

Net Sales                            $     12,530          $     10,846         $     21,009          $     18,205
Cost of Sales                              11,858                10,034               19,746                16,754
                                 --------------------- -------------------- --------------------- ---------------------

Gross Profit                         $        672          $        812         $      1,263          $      1,451
                                 ===================== ==================== ===================== =====================

Gross Profit %                                5.4%                  7.5%                 6.0%                  8.0%
                                 ===================== ==================== ===================== =====================



Three Months Ended April 30, 2004 Compared to The Three Months Ended April 30, 2003

Net sales in this segment for the three months ended April 30, 2004 as compared to the three month period ended April 30, 2003 increased 15.5% in the amount of $1,684. Sales in this segment were higher than the prior year due primarily to two factors. First, a discount/rebate program was implemented in February 2003 for the cargo trailers to stimulate sales and remain competitive until a new economy cargo trailer was introduced. The discounts totaled $600 for the three months ended April 30, 2004 and no special discount programs have been offered. Cargo trailer sales have also increased at our Hagerstown MD facility by $473 for the three months ended April 30, 2004. Sales of truck bodies continue to lag, and are below 2003 and decreased $38 for the quarter ended April 30, 2004. The Company does not anticipate any significant pick up in orders from this segment's truck body customers in the near future.

The gross profit percentage decreased 2.1% for the three months ended April 30, 2004. The reduction in gross profit is attributable to the following factors.

First we have experienced significant price increases from our vendors for raw materials, primarily for steel and plywood. The increases on average ranged from 20 to 55 percent. During our second quarter sales prices were increased by 9% to realign our margins to offset the material cost increases.

Second, during the first quarter of 2003, the Company opened an additional cargo trailer manufacturing facility. This facility did not obtain the level of efficiency as anticipated and therefore was closed during March 2004. Production from this facility was redirected to our other operating facilities.

Gross profit has also been negatively impacted by a reduction in sales of truck bodies, which has reduced the ability to absorb overhead at the truck body manufacturing facility in Hagerstown MD. The Company began manufacturing cargo trailers in this facility to provide additional capacity and serve new markets. Production levels are increasing but have not yet reached a level of efficiency of existing cargo trailer facilities. Management is currently analyzing the use of the truck body facility and considering options of continuing production of truck bodies and cargo trailers, discontinuing one of these lines at this facility or closing the facility.

In conjunction with the analysis of operations at the truck body manufacturing facility, management is also analyzing any potential asset impairment at this facility. Total assets of Danzer as of April 30, 2004 were $1,896 which represents approximately 4% of consolidated total assets.


Six Months Ended April 30, 2004 Compared to The Six Months Ended April 30, 2003

Sales in this segment increased $2,804 or 15.4% over the comparable period of 2003. The increase was primarily related to the acceptance of our new product introduction of the economy line trailer as well as a stronger order position for our cargo trailers as compared to 2003. Additional capacity was obtained through our Hagerstown MD facility as well as increased production at all other operating facilities. The truck body line continues to be depressed as capital spending in the telecommunications industries as remained low.

Looking ahead, for the trailer and related equipment manufacturing segment are expected to grow in fiscal 2004 compared to fiscal 2003. Orders for our cargo trailers remain strong and have increased approximately 43% and our new economy line trailer is being well received by our customers. We believe sales of truck bodies will continue at about the same level as 2003 unless a replacement market can be developed.

The gross profit decrease of 2% was primarily a result of increased material cost. The cost of plywood and steel, major components of our cargo trailers, increased significantly starting in August 2003 and continued through April 2004. The increase in price on average ranged from 20 to 55%. We have and will continue to evaluate alternative materials to replace the plywood and continue to negotiate with new suppliers. We also believe gross profits will continue to be adversely impacted by the lack of sales volume in truck bodies during 2004 at the Hagerstown, Maryland, plant. Although the Hagerstown plant has increased its production and sales of cargo trailers, the volume is currently below levels to fully absorb its fixed overhead costs.


BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                          Three Months Ended                           Six Months Ended
                               ------------------------------------------ -------------------------------------------
                                  April 30, 2004       April 30, 2003        April 30, 2004        April 30, 2003
                               --------------------- -------------------- --------------------- ---------------------
Net Sales                          $     2,788           $     2,842          $     5,315           $     5,276
Cost of Sales                            2,803                 2,550                5,307                 4,948
                               --------------------- -------------------- --------------------- ---------------------

Gross Profit                       $       (15)          $       292          $         8           $       328
                               ===================== ==================== ===================== =====================

Gross Profit %                             (.5)%                10.3%                  .2%                  6.2%
                               ===================== ==================== ===================== =====================


Three Months Ended April 30, 2004 Compared To The Three Months Ended April 30, 2003

Net sales for the three months ended April 30, 2004 compared to same period for 2003 decreased $54 or 1.9%. Sales in this segment decreased due to the lack of consistent sources of raw materials. In addition, harsher weather conditions during the winter months slow the reclamation of butyl tubes in the North.

Gross profit decreased 10.8% for the three months ended April 30, 2004. The primary reasons for this decrease are a lack of a consistent supply of raw materials, increased energy costs and increased repairs and maintenance on machinery and equipment. The Company's reclaim process is most efficient when raw material consists of primarily road worn inner tubes with a mix of other butyl rubber. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time is incurred to ensure delivery of quality product.


Six Months Ended April 30, 2004 Compared To the Six Months Ended April 30, 2003

Net sales in this segment for the six months ended April 30, 2004 as compared to the six-month period ended April 30, 2003 increased .7% in the amount of $39.

Sales in this segment were higher than the six months ended April 30, 2002 because of increased demand from Company's tire manufacturing customers as noted above. While the Company experienced an increase in sales, management does not anticipate a return to historic levels of sales of reclaimed butyl rubber to tire manufacturers, due to the lack of consistent sources of raw materials.

Looking ahead, future sales growth will depend greatly on successful implementation of our recycling program with the chapters of The National FFA Organization and finding other sources of material. In addition, the continued implementation of our fine grind process will increase the ability to utilize some additional rubber products in our butyl reclaim process and add potential new products.

Gross profit percentage decreased 6.0% for the six months ended April 30, 2004 compared to the six months ended April 30, 2003. As noted above, the primary reasons for this decrease is a lack of a consistent supply of raw materials and increasing energy costs and increased repairs and maintenance on machinery and equipment. The Company's reclaim process is most efficient when raw material consists of primarily road worn inner tubes with a mix of other butyl rubber. Since the introduction of the tubeless tire for automobiles in the 1970s, sources of material have declined substantially and the cost of available raw materials has increased. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time is incurred to ensure delivery of quality product. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material in the future. Until such time that consistent sources of raw materials are available, sales growth and gross profit in this segment will be limited.


COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

                                            Three Months Ended                           Six Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    April 30, 2004       April 30, 2003        April 30, 2004        April 30, 2003
                                 --------------------- -------------------- --------------------- ---------------------
Net Sales                           $        974          $      1,419         $      2,014          $      2,526
Cost of Sales                                528                   732                1,115                 1,354
                                 --------------------- -------------------- --------------------- ---------------------

Gross Profit                        $        446          $        687         $        899          $      1,172
                                 ===================== ==================== ===================== =====================

Gross Profit %                              45.8%                 48.4%                44.6%                 46.4%
                                 ===================== ==================== ===================== =====================




Three Months Ended April 30, 2004 Compared To The Three Months Ended April 30, 2003

Sales for the three months ended April 30, 2004 decreased $445 or 31% from the period April 30 2003. The decrease in sales relates to a lower utilization of or fleet compared to the same period for 2003. Our management believes the lower utilization is due to increased market competition. Tours which utilized our coaches during the winter months of 2003 did not return in 2004. The seasonality of the segment sales also have an impact and historically are stronger in the spring, summer and fall.

The gross profit percentage decreased 2.6% for the three months ended April 30, 2004 compared to the period April 30, 2003. The reduction is attributable primarily to the cost of maintaining a larger fleet and lower utilization of our coaches for the three months ended April 30, 2004. Also additional coaches were leased from unrelated third parties to meet current demand for newer coaches. Third party leases reduce the overall gross margin of the segment.


Six Months Ended April 30, 2004 Compared To The Six Months Ended April 30, 2003

Sales for the six months ended April 30, 2004 decreased 20% in the amount of $512 over the comparable six-month period ended April 30, 2003. The decrease in sales is attributable to decreased utilization of the coach fleet due to increased market competition. Our management believes utilization will increase as a result from marketing efforts to specialized tour groups and corporate customers through the remainder of 2004. These customers are in addition to the traditional country and western performers who have traditionally been this segment's primary customer base.

Looking ahead, the first half of the year is typically the segment's lowest sales period due to seasonality. Business is historically stronger in the summer and fall.

Gross profit for this segment was 44.6% for the six months ended April 30, 2004 compared to 46.4% for the comparable six-month period ended April 30, 2003. As noted above, the reduction is attributable primarily to additional costs of maintaining a larger fleet during the lower utilization period of the year and the need to sublease newer coaches from third parties.


SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

The Company's selling, general and administrative expenses increased $822 or 37% for the three months ended April 30, 2004 compared to the three-month period ended April 30, 2003 and $1,111 or 26% for the six months ended April 30, 2004 compared to the six-month period ended April 30, 2003. The increase in expenses were primarily professional fees and other expenses related to the unsuccessful exchange offer for Net Perceptions, Inc. These expenses are non recurring and totaled $577 for the six months ended April 30, 2004. Other increases include additional marketing expenses for website advertising and an increase in amortization expense for the six months ended April 30, 2004.


INTEREST EXPENSE

Interest expense as a percentage of average borrowings is as follows:


                                            Three Months Ended                           Six Months Ended
                                 ------------------------------------------ -------------------------------------------
                                    April 30, 2004       April 30, 2003        April 30, 2004        April 30, 2003
                                 --------------------- -------------------- --------------------- ---------------------
Average debt borrowings             $     41,960          $     39,300         $     41,663          $     37,321

Interest expense as a
 percentage of average debt
 borrowings                                2.3%                  2.3%                 4.7%                  4.5%

Interest expense as a
 percentage of average debt
 borrowings, annualized                    9.4%                  9.2%                 9.4%                  9.0%
                                 ===================== ==================== ===================== =====================



The increase is primarily due to the variable rates and refinancing of debt at higher rates.

INCOME TAX PROVISION

There was no income tax benefit recorded for the three- or six-month periods ended April 30, 2004 as compared to $401 of tax benefit in the three-month period ended April 30, 2003 and $559 for the six-month period ended April 30, 2003. Income tax benefits are created primarily through NOL carry forwards recognized to the extent they are available to offset the Company's net deferred tax liability. Operating losses during the quarter ended January 31, 2004 have been reserved with a valuation allowance. Any quarterly tax benefits are based on the estimated effective tax rate for the full year.


DISCONTINUED OPERATIONS

On October 30, 2002, the Company's Board of Directors agreed to sell substantially all assets of Champion to an entity controlled by Messrs. Durham and Whitesell in exchange for assumption of all liabilities of Champion, other than its subordinated debt. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets, the operating results of Champion have been classified as discontinued operations. The losses from discontinued operations for the six months ended April 30, 2003 represent the losses of Champion during this period, net of tax benefit of $97. The loss from discontinued operations for the three and six months ended April 30, 2003 were $0 and $49, respectively.

Substantially all assets of Champion subject to its liabilities were sold on January 30, 2003. No gain or loss was recognized in the consolidated statement of operations due to the involvement of related parties. The benefit of liabilities assumed by the purchaser in excess of assets sold in the amount of $1,142 was recorded as additional paid-in capital.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

In June 2001, we purchased four new businesses and began operations as a consolidated holding company with multiple operating subsidiaries. In the period since June 2001, we have incurred losses and reductions in our equity. During this period we have financed our losses and have been able to refinance certain third-party obligations with DC Investments, LLC and its subsidiary, Fair Holdings, and other third parties. Our borrowings from Fair Holdings have been on terms that may not have been available from other sources. As of April 30, 2004, our total debt outstanding to DC Investments and Fair Holdings was $16,792.

We are continuing to address our liquidity and working capital through various means including operational changes and financing matters which are discussed below. During the period these plans are put in place, we have continued to receive financing, and have in place arrangements to receive additional financial support, from Fair Holdings, if necessary.


WORKING CAPITAL

Our businesses are working capital intensive and require funding for purchases of production inventory, capital expenditures and expansion and upgrading of facilities. Each of our subsidiaries have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. Our working capital position (current assets over current liabilities) was negative at April 30, 2004 by $3,198. At October 31, 2003, our working capital position was positive by $6,045. The decrease in working capital is primarily attributable to a balloon payment on our coach group debt of approximately $3,800 that is due in December 2004 and reclassification of approximately $4,000 of debt under revolving credit lines that are due for renewal in November 2004. Other unfavorable changes include increases in accounts payable.

We continue to address liquidity and working capital issues in a number of ways. At April 30, 2004, net cash used in continuing operations was $1,501 compared to $2,549 in 2003. The use of cash and working capital was primarily related to operating losses and business seasonality. In 2004, we expect our operations to generate positive cash and increase our overall working capital through improved operations as follows:

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

     o Cost reduction and management initiatives for raw materials in the trailer and related transportation manufacturing segment with the implementation of alternative materials and additional discounts through volume purchasing.

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

     o We secured an additional financial commitment from Fair Holdings to provide, as needed, additional borrowings under a $15,000 line of credit agreement, which expires on January 1, 2007. Currently, approximately $7,186 is available to us under the agreement.

     o We are actively working to refinance our current maturities on a long-term basis. Approximately $7,800 of the current maturities of long term debt is expected to be refinanced during fiscal 2004.

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


FINANCIAL COVENANT WAIVERS

Significant financial covenants in our credit agreements are the maintenance of minimum ratios, levels of earnings to funded debt and fixed charge coverage rate. We did not meet requirements and covenants in certain debt agreements. At April 30, 2004, United had violated financial covenants with Huntington Capital Investment Company. Huntington Capital Investment Company waived their covenant violations and we are currently in discussions regarding modifications to the covenants.

US Rubber Reclaiming, Inc. did not meet its fixed charge coverage ratio covenant with PNC Bank. PNC waived their covenant and are currently in process of modifying the covenants and amending the loan agreement.

FUNDS AVAILABILITY

On a consolidated basis, as of April 30, 2004, the Company had approximately $561 of cash and cash equivalents. Danzer Industries, U.S. Rubber, United and Obsidian Enterprises each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At April 30, 2004, additional current availability under these credit lines and maximum availability if supported by their individual borrowing base are:

            Company              Current Availability       Maximum Availability
        Danzer Industries              $   28                     $   28
        U.S. Rubber                        --                         --
        United                             --                         --
        Obsidian Enterprises            7,186                      7,186

The Company generated negative net cash flow of $1,501 from operations during the six months ended April 30, 2004. Cash used in operations is primarily due to operating losses and increases in inventories offset by increases in accounts payable. The Company has increased inventories primarily in the trailer and related transportation equipment manufacturing segment. Inventories were increased primarily due to the limited availability of freight carriers to deliver the products. Funding during the period was provided through borrowings on lines of credit and from related parties.


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

We also have a commercial commitment as described below:



       Other Commercial          Total Amount   Outstanding at     Date of
         Commitment                Committed    April 30, 2004    Expiration
------------------------------   ------------   --------------    ----------


Line of credit, related party       $ 1,500        $ 1,472      April 1, 2006
Line of credit                        4,000          4,000      February 1, 2005
Line of credit                        4,000          2,172      October 1, 2005
Line of credit, related party        15,000          7,814      January 9, 2007

The Company's net cash used in operations for the six months ended April 30, 2004 was $1,501. This is comprised of a loss from continuing operations of $5,132, offset by non-cash changes as follows: depreciation and amortization of $1,563, accretion of interest expense of $137, minority interest of $24 and the extension of stock options of $40. In addition, the Company had increases in accounts receivable of $269, inventories of $629, and accounts payable of $2,725, a decrease in accrued expenses and customer deposits of $172, and decreases in other assets of $212.

Net cash flow provided from financing activities for the six months ended April 30, 2004 was $1,481. This is comprised of borrowings of long-term debt and net borrowings of short-term debt of $358 and borrowings from related parties of $2,410, offset by principal repayments of long-term debt of $1,287.

Cash flow used in investing activities for the six months ended April 30, 2004 was $567. This is comprised of purchases of equipment of $627 net of proceeds on sale of equipment of $60.



The total decrease in cash is summarized as follows:

                                                                  Six Months Ended
                                                        --------------------------------------
                                                            April 30,           April 30,
                                                               2004               2003
                                                        ------------------- ------------------

Net cash used in operations                               $       (1,501)     $       (2,596)
Net cash used in investing activities                               (567)               (296)
Net cash provided by financing activities                          1,481               2,760
Net cash provided by (used in) discontinued operations                --                 (41)
                                                        ------------------- ------------------

Decrease in cash and cash equivalents                     $         (587)     $         (173)
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

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during 2002 of a customer resulted in a bad debt charge of $379. We believe our reserve for doubtful accounts of $506 should be adequate for any exposure to loss in our April 30, 2004 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $307 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. Property and equipment is reviewed for impairment when events and circumstances indicate potential impairment factors are present. In assessing the recoverability of the Company's property and equipment, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

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

In conjunction with financing of the acquisition of United, the Company issued 386,206 shares of Series C preferred stock to Huntington Capital Investment Corporation ("Huntington"). On March 12, 2004, these shares were converted to 154,482 shares of common stock. The conversion did not effect the repurchase option described below. The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company's stock will result in a corresponding increase to this repurchase requirement. Accordingly, a substantial increase in stock price at the repurchase date may have an adverse impact on the Company's liquidity. At April 30, 2004, the Company had violated certain financial covenants defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of April 30, 2004.


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

The  Company  has carried out as of April 30,  2004,  an  evaluation,  under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Effective November 1, 2003, the Company implemented an enterprise wide, integrated accounting system that replaced the separate accounting systems previously maintained by the several subsidiaries and since that date has implemented an enhanced segregation of duties of various accounting personnel and plans to physically inventory our United Expressline operations on a quarterly basis. Management will continue to evaluate whether additional steps are needed to improve our financial infrastructure. There have been no other significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the April 30, 2004 evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to ordinary litigation incidental to its business. No current pending litigation is expected to have a material adverse effect on results of operations, financial condition or cash flows.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) At the Company's Annual Meeting of Stockholders held on December 3, 2003, the stockholders approved amendments to the Company's Certificate of Incorporation to implement a 50-to-1 reverse stock split and a reduction of the Company's authorized shares of Common Stock from 40,000,000 to 10,000,000. Holders of fractional shares subsequent to the reverse stock split received cash payments for their fractional shares. On February 13, 2004, the Company filed the Certificate of Amendment amending the Fourth Article of the Certificate of Incorporation with the Delaware Secretary of State and the Certificate of Amendment became effective on February 16, 2004.

(b) Not applicable

(c) As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (the "2003 10-K"), which disclosure is incorporated herein by reference, on February 9, 2004, the Company received an extension of the requirement to provide audited financial statements to debenture holders. In exchange for this extension, the Company issued warrants to each of the debenture holders to purchase up to 8,000 shares of the Company's common stock at an exercise price of $10.00 per share. These warrants expire February 9, 2007. The issuances of the warrants were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof, for transactions by an issuer not involving any public offering and other applicable exemptions. Copies of the February 9, 2004 warrant agreements were attached as exhibits to the 2003 Form 10-K.

As disclosed in a Current Report on Form 8-K filed on May 14, 2004, which disclosure is incorporated herein by reference, on April 30, 2004, the Company issued 170,451 shares of its Common Stock as partial consideration for the acquisition of all of the outstanding shares of Classic Manufacturing, Inc., a Michigan-based manufacturer of trailers. The issuances of the shares were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof, for transactions by an issuer not involving any public offering and other applicable exemptions.

(d) Not applicable.

(e) The following table presents information on the Company's purchases of equity securities during the quarter ended April 30, 2004.




                                              Issuer Purchases of Equity Securities
---------------------------- ---------------------- ----------------------- ---------------------- -------------------------
                                                                                                   (d) Maximum Number (or
                                                                            (c) Total Number of    Approximate Dollar
                                                                            Shares (or Units)      Value) of Shares (or
                             (a) Total Number of    (b) Average Price       Purchased as Part of   Units) that May Yet be
                             Shares (or Units)      Paid per Share (or      Publicly Announced     Purchased Under the
Period                       Purchased              Unit)                   Plans or Programs      Plans or Programs
---------------------------- ---------------------- ----------------------- ---------------------- -------------------------
February 1, 2004- February
29, 2004*                             328                   $12.09                   N/A                     N/A
---------------------------- ---------------------- ----------------------- ---------------------- -------------------------
March 1, 2004 -March 31,
2004                                  --                      --                     N/A                     N/A
---------------------------- ---------------------- ----------------------- ---------------------- -------------------------
April 1, 2004 to April 30,
2004                                  --                      --                     N/A                     N/A
---------------------------- ---------------------- ----------------------- ---------------------- -------------------------
Total                                 328                   $12.09                   N/A                     N/A
---------------------------- ---------------------- ----------------------- ---------------------- -------------------------

*On February 16, 2004, the Company repurchased fractional share interests in connection with a 50-to-1 reverse stock split.



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

                                      OBSIDIAN ENTERPRISES, INC.

June 21, 2004                         By: /s/ Timothy S. Durham
--------------                            --------------------------------------
 Date                                     Timothy S. Durham, Chairman and
                                              Chief Executive Officer




June 21, 2004                         By: /s/ Rick D. Snow
--------------                            --------------------------------------
Date                                       Rick D. Snow, Executive Vice
                                              President/Chief Financial Officer




                                  EXHIBIT INDEX

------------------ --------------------------------------------------------------- --------------------------------
   Exhibit No.                              Description
------------------ --------------------------------------------------------------- --------------------------------
       3.1         Certificate of Amendment (effective February 16, 2004)          Attached
------------------ --------------------------------------------------------------- --------------------------------
      10.1         Stock  Purchase  Warrant,  dated  February 9, 2004,  issued by  Incorporated by reference to
                   Obsidian  Enterprises,  Inc.  to HSBC Global  Custody  Nominee  Exhibit 10.74 to the Company's
                   (UK) Limited, FBO BFS US Special Opportunities Trust PLC.       Annual Report on Form 10-K for
                                                                                   the fiscal year ended October
                                                                                   31, 2003.
------------------ --------------------------------------------------------------- --------------------------------
      10.2         Stock  Purchase  Warrant,  dated  February 9, 2004,  issued by  Incorporated by reference to
                   Obsidian Enterprises,  Inc. to Frost National Bank, Custodian,  Exhibit 10.75 to the Company's
                   FBO  Renaissance  US Growth  Investment  Trust PLC,  Trust No.  Annual Report on Form 10-K for
                   W00740100.                                                      the fiscal year ended October
                                                                                   31, 2003.
------------------ --------------------------------------------------------------- --------------------------------
      31.1         Certification of Timothy S. Durham.                             Attached
------------------ --------------------------------------------------------------- --------------------------------
      31.2         Certification of Rick D. Snow.                                  Attached
------------------ --------------------------------------------------------------- --------------------------------
      32.1         Statement  Regarding  Certification  Pursuant  to 18 U.S.C.ss.  Attached
                   1350 by Timothy S. Durham, Chief Executive Officer.
------------------ --------------------------------------------------------------- --------------------------------
      32.2         Statement  Regarding  Certification  Pursuant  to 18 U.S.C.ss.  Attached
                   1350 by Rick D. Snow, Chief Financial Officer.
------------------ --------------------------------------------------------------- --------------------------------


