Form 10-Q
period 2004-07-31
OBSIDIAN ENTERPRISES INC
filed 2004-09-15
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 31, 2004; or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to

                  0-17430
Commission File Number

               OBSIDIAN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	35-2154335 (I.R.S. Employer Identification No.)

111 MONUMENT CIRCLE, SUITE 4800 INDIANAPOLIS, INDIANA (Address of prinicpal executive offices)	46204 (Zip Code)

(317) 237-4122
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [ X ]      No   [    ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes   [ X ]      No   [    ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.0001 par value	Outstanding at August 31, 2004 3,109,333 shares

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

INDEX

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

Assets	July 31, 2004	October 31, 2003

Current assets:
Cash and cash equivalents	$458	$1,148
Marketable securities	154	114
Accounts receivable, net of allowance for doubtful
accounts of $473 for 2004 and $492 for 2003	4,614	3,665
Accounts receivable, related parties	140	52
Inventories, net	9,345	7,455
Prepaid expenses and other assets	1,162	1,081

Total current assets	15,873	13,515

Property, plant and equipment, net	24,175	24,480

Other assets:
Other intangible assets, net of accumulated amortization of $1,257 for 2004
and $907 for 2003	9,165	7,878
Other	12	9

	$49,225	$45,882

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

Liabilities and Stockholders’ Deficit	July 31, 2004	October 31, 2003

Current liabilities:
Current portion of long-term debt	$9,454	$2,379
Accounts payable, trade	5,569	2,742
Accounts payable, related parties	940	837
Accrued expenses and customer deposits	1,571	1,512

Total current liabilities	17,534	7,470

Accounts payable, related parties	556	---

Long-term debt, net of current portion	17,192	13,937

Long-term debt, related parties	18,677	24,765

Deferred income tax liabilities	680	651

Minority interest	206	172

Redeemable stock:
Common stock, 324,933 shares outstanding for 2004	1,959	---
Class of Series C Preferred Stock: 386,206 shares outstanding for 2003	---	1,803
Class of Series D Preferred Stock: 32,143 shares outstanding for 2003	---	337

Stockholders’ deficit:
Common stock, par value $.0001 per share; 10,000,000 shares authorized,
outstanding 2,784,400 in 2004, 720,157 in 2003	1	1
Preferred stock, 5,000,000 shares authorized, no shares outstanding in 2004;
Class of Series C convertible preferred stock, par value $.001, 4,600,000 authorized, 3,982,193 issued and outstanding for 2003, 200,000 shares of
undesignated preferred stock authorized	---	5
Preferred stock, 200,000 shares authorized, no shares outstanding in 2004; Class of Series D convertible preferred stock, par value $.001, 88,330 shares issued
and outstanding in 2003	---	---
Additional paid-in capital	12,923	11,745
Accumulated other comprehensive income	40	---
Accumulated deficit	(20,543)	(15,004)

Total stockholders’ deficit	(7,579)	(3,253)

	$49,225	$45,882

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share and share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003

Net sales	$18,227	$16,795	$46,578	$42,802

Cost of sales	15,418	14,390	41,602	37,445

Gross profit	2,809	2,405	4,976	5,357

Selling, general and administrative expenses	2,307	1,976	7,666	6,229

Income (loss) from operations	502	429	(2,690)	(872)

Other income (expense):
Interest expense, net	(1,187)	(889)	(3,138)	(2,577)
Other income (expense)	16	(59)	41	(52)

Loss before income taxes, discontinued
operations	(669)	(519)	(5,787)	(3,501)

Income tax (expense) benefit	(17)	212	(17)	771

Loss before discontinued operations	(686)	(307)	(5,804)	(2,730)

Loss from discontinued operations, net of
tax	--	---	---	(49)

Loss before minority interest	(686)	(307)	(5,804)	(2,779)

Minority interest	(9)	---	(33)	---

Net loss	$(695)	$(307)	$(5,837)	$(2,779)

Basic and diluted loss per share
attributable to common shareholders:
From continuing operations	$(0.13)	$0.14	$(2.45)	$(3.41)
Discontinued operations, net of tax				(0.07)

Net loss per share	$(0.13)	$0.14	$(2.45)	$(3.48)

Weighted average common shares outstanding
basic and diluted	3,109,333	720,157	1,922,908	720,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS
(dollars in thousands)
(unaudited)

	Comprehensive Loss	Common Stock Shares Amount		Series C Convertible Preferred Stock Shares Amount			Series D Convertible Preferred Stock Shares Amount				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total

Balance at October 31, 2003		720,157	$1	3,982,193		$5		118,687		$--	$11,745	$	---	$(15,004)	$(3,253)

Assignment of 16,071 shares of
Series D mandatory redeemable
Preferred Stock		---	---	---		---		16,071		---	337		---	---	337

Extension of stock options		---	---	---		---		---		---	40		---	---	40

Conversion of Series C and
Series D convertible Preferred
Stock to common stock		2,064,243	---	(3,982,193)		(5)		(134,758)		---	5		---	---	---

Gain on available-for-sale marketable securities	40	---	---	---		---		---		---	---		40	---	40

Fair value adjustment on redeemable stock		---	---	---		---		---		---	796		---	298	1,196

Net loss	(5,837)	---	---	---		---		---		---	---		---	(5,837)	(5,837)

Total comprehensive loss	$(5,797)

Balance at July 31, 2004		2,784,400	$1	---	$	---	$	---	$	---	$12,923		$40	$(20,543)	$(7,477)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	July 31, 2004	July 31, 2003

Cash flow from operating activities:
Loss from continuing operations	$(5,837)	$(2,730)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,386	2,232
Other	290	(538)
Changes in operating assets and liabilities:
Accounts receivable, net	(149)	(1,289)
Inventories, net	(1,026)	(376)
Other, net	1,807	(252)

Net cash used in operating activities	(2,529)	(2,953)

Cash flows from investing activities:
Purchase of Classic Manufacturing, net of cash acquired	(2,063)	---
Capital expenditures	(944)	(560)
Other	60	23

Net cash used in investing activities	(2,947)	(537)

Cash flows from financing activities:
Advances from (repayments to) related parties, net	1,167	(1,414)
Net borrowings (repayments) on lines of credit	(658)	1,907
Proceeds on debt for the purchase of Classic Manufacturing	1,937	---
Borrowings (repayments) on long-term debt, including related parties	2,340	2,447

Net cash provided by financing activities	4,786	2,940

Net cash used in discontinued operations	---	(41)

Decrease in cash and cash equivalents	(690)	(591)

Cash and cash equivalents, beginning of period	1,148	920

Cash and cash equivalents, end of period	$458	$329

Interest paid	$1,232	$2,577

Taxes paid	$57	$63

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	July 31, 2004		July 31, 2003
Supplemental disclosure of noncash operating, investing and
financing activities:
Fair value change on redeemable preferred stock		$1,094		$275
Assignment and assumption of redeemable preferred stock		$337	$	---
Issuance of redeemable stock in conjunction with the acquisition of
Classic		$1,250	$	---
Acquisition of coaches and equipment through issuance of debt	$	---		$2,304
Contribution to capital from sale of Champion to related party	$	---		$1,142
Issuance of redeemable preferred stock in conjunction with the sale
of Champion	$	---		$338
Assignment and assumption of redeemable preferred stock to Fair
Holdings	$	---		$675
Tax effect of sale of coaches to a related party	$	---		$96
Reclassification of debt due to assumption of credit agreement by Fair Holdings	$	---		$1,488

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per-share data)
(unaudited)

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

Obsidian Enterprises, Inc. (“Obsidian Enterprises”), formerly Danzer Corporation, was reorganized (the “Reorganization”) through an Acquisition and Plan of Reorganization with U.S. Rubber Reclaiming, Inc. and Related Entities (“U.S. Rubber Companies”), which was consummated on June 21, 2001 (the “Effective Date”). The Acquisition and Plan of Reorganization of Obsidian Enterprises with U.S. Rubber Companies was accounted for as a reverse acquisition as the shareholders of the U.S. Rubber Companies owned a majority of the outstanding stock of Obsidian Enterprises subsequent to the Acquisition and Plan of Reorganization. For accounting purposes, U.S. Rubber Reclaiming, Inc. is deemed to have acquired Obsidian Enterprises.

Pursuant to the Plan of Acquisition and Reorganization, United Expressline, Inc. was acquired July 31, 2001.

The accompanying financial data as of July 31, 2004 and for the three and nine months ended July 31, 2004 and 2003 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2003 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the period ended October 31, 2003. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of July 31, 2004, results of operations for the three and nine months ended July 31, 2004 and cash flows and stockholders’ deficit for the nine months ended July 31, 2004 have been made. The results of operations for the three and nine months ended July 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The entities resulting from the merger described above, considered accounting subsidiaries of U.S. Rubber Reclaiming, Inc. (the accounting acquirer) and legal subsidiaries of Obsidian Enterprises, Inc. (formerly Danzer) after the Acquisition and Plan of Reorganization are as follows:

U.S. Rubber Reclaiming, Inc. (“U.S. Rubber”, the accounting acquirer), which is engaged in reclaiming scrap butyl rubber into butyl reclaim for resale to manufacturers of rubber products.

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

Pyramid Coach, Inc. (“Pyramid”), which is engaged in the leasing of luxury coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The coach leasing segment also includes the assets, liabilities, equity and results of operations of DW Leasing, LLC (“DW Leasing”), Obsidian Leasing Company, Inc. (“Obsidian Leasing”), formed November 1, 2001 and DC Investments Leasing, LLC (“DC Investments Leasing), formed December 13, 2002. DW Leasing and DC Investments Leasing are controlled by individuals who are also controlling shareholders of Obsidian Enterprises, Inc. and, accordingly, Pyramid. In addition, these entities meet the requirements for consolidation under FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. DW Leasing, Obsidian Leasing and DC Investments Leasing also own the majority of the coaches operated by Pyramid. All intercompany transactions are eliminated in consolidation.

United Expressline, Inc. (“United”) manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

Champion Trailer, Inc. (“Champion”) manufactures and sells transport trailers to be used primarily in the auto racing industry. During October 2002, the Company’s Board of Directors agreed to a plan to dispose of substantially all assets and liabilities of Champion as further discussed in Note 3. The sale of Champion was completed January 30, 2003. Accordingly, the operations of Champion are classified as discontinued operations in the accompanying financial statements.

Classic Manufacturing, Inc. (“Classic”) was acquired effective May 1, 2004. Founded in 1964, Classic manufactures a full line of trailers, including cargo, fifth wheel, gooseneck, motorcycle, race, snowmobile and stacker/lift trailers as well as all-aluminum trailers and open trailers used in the landscape industry.

Basis of Presentation:

In the period since June 2001, the Company has incurred losses and reductions in equity. During this period losses and certain third-party debt repayments have been financed with DC Investments, LLC (“DC Investments”) and its subsidiary Fair Holdings, Inc. (“Fair Holdings”), entities controlled by the Company’s Chairman. Borrowings from DC Investments and Fair Holdings have been on terms that may not have been available from other sources. As of July 31, 2004, total debt outstanding to DC Investments and Fair Holdings was $18,677. The Company incurred a net loss for the year ended October 31, 2003 of $3,873, which included a loss from discontinued operations of $49. In addition, the Company incurred a net loss of $5,837 for the nine months ended July 31, 2004.

The Company has continued to address liquidity and working capital through various means including operational changes, refinancing existing debt and through financial support from Fair Holdings.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per-share data)
(unaudited)

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

During 2003, the Company undertook various actions to improve its operations and liquidity. Such actions as described below include the sale of Champion, conversion of debt to equity and refinancing of certain of its debt agreements. Management believes that the Company has financing agreements in place to provide adequate liquidity and working capital. However, there can be no assurance that such working capital and liquidity will in fact be adequate. Therefore, the Company may be required to draw upon other liquidity sources. The Company has therefore secured an increased financial commitment from Fair Holdings to provide, as needed, additional borrowings under a $15,000 line of credit agreement, which expires January 1, 2007. Currently, availability under the agreement is approximately $5,608.

In view of these matters, realization of assets and satisfaction of liabilities in the ordinary course of business is dependent on the Company’s ability to generate sufficient cash flow to satisfy its obligations on a timely basis, maintain compliance with its financing agreements and continue to receive financing support from Fair Holdings to provide liquidity if needed.

Management, as a part of its plan towards resolving these issues and generating positive cash flow and earnings, is taking the actions as described below. Although management believes these actions will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity.

•
We commenced a strategy in late 2003 of pursuing strategic acquisition opportunities that include targets both in our traditional, basic industries and manufacturing sectors as well as targets that possess assets (including cash) that are outside our traditional areas of focus, and available on terms that our management believed to be attractive. This strategy resulted in the traditional acquisition of Classic effective May 1, 2004. While no material negotiations are currently active with respect to any targets, we anticipate that over the course of 2004 we will pursue acquisition opportunities that we deem attractive in a variety of industry sectors. Ultimately, these acquisitions may (but cannot be guaranteed to) result in our having increased financial resources and potentially a broader asset base and more diversified sources of revenue.

•	For our butyl rubber reclaiming segment we are actively working on the following:

º
Implementation of the new fine grind production process in the butyl rubber reclaiming segment. The new process provides the opportunity to maximize the use of the existing raw materials in the existing butyl reclaim production and also provides potential additional production of natural rubber.

º
We continue to organize our butyl rubber reclamation project with chapters of the Future Farmers of America in various states. The success of this project will provide a new resource for obtaining the additional raw materials for our butyl reclaim segment.

º
We are currently evaluating and testing different ways to process our raw materials through a cryogenic process. If successful we could potentially benefit from operational efficiencies as well as potential new products.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per-share data)
(unaudited)

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

•	For our trailer manufacturing segment we are actively working on the following:

º	Marketing of new products available through the acquisition of Classic Manufacturing, Inc. Pursuit of additional opportunities for growth that may arise as a result of the Classic acquisition.

º
Capitalize on the trailer production line that provides a new product line at Danzer Industries to offer its existing and potential new customers. This production line and related sales effort have allowed us to enter a new market along the East coast of the U.S. Our ability to capitalize on this opportunity will be a determining factor on our ability to reduce this operation’s use of working capital resources. Management will continue to evaluate the operations on a continuous basis.

Our high level of debt creates liquidity issues for us and the stringent financial covenants that are common for this type of debt increase the probability that our subsidiaries may from time to time be in technical default under these loans. These risks are mitigated, in part, for our United and U.S. Rubber subsidiaries by the right described under “Guarantees of Partners,” discussed in Note 4. They are also mitigated by the divestiture of Champion completed in January 2003, and the completed refinancing efforts over the past year with respect to U.S. Rubber and the coach leasing segment.

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

All references in the financial statements related to share amounts, per share amounts and average shares outstanding have been adjusted retroactively to reflect the 1-to-50 reverse stock split of our common stock effective February 16, 2004.

We have a note payable agreement which is convertible by the holder to common stock totaling 100,000 shares at a conversion rate of $5.00 per share. In addition, we have options outstanding to purchase a total of 16,000 shares of common stock, at a weighted average exercise price of $4.50. However, because we incurred a loss for the periods ended July 31, 2004 and 2003, respectively, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.

Our Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of our common stock, were convertible into common stock at rates of .40-to-1 and 3.50-to-1, respectively. Following the effective date of the 50–to-1 reverse split of the common stock, these shares were converted to common stock, and such shares are included in the weighted average common shares outstanding from the date of conversion. There were no shares of preferred stock outstanding as of July 31, 2004.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per-share data)
(unaudited)

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and diluted earnings (loss) per share have been computed as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Loss before discontinued
operations and minority interest	$(686)	$(307)	$(5,804)	$(2,730)
Change in fair value of mandatory
redeemable stock	298	411	1,094	275

Income (loss) attributable to common
shareholders before discontinued
operations	(388)	104	(4,710)	(2,455)
Loss from discontinued operations, net
of tax	---	---	---	(49)

Net income (loss) attributable to
common shareholders	$(388)	$104	$(4,710)	$(2,504)

Weighted average common shares
outstanding:
Basic and diluted	3,109,333	720,157	1,922,908	720,157

Earnings (loss) per share, basic and
diluted, attributable to common
shareholders:
From continuing operations	$(0.13)	$0.14	$(2.45)	$(3.41)
From discontinued operations, net of
tax	---	---	---	(0.07)

Net income (loss) per share	$(0.13)	$0.14	$(2.45)	$(3.48)

Stock Options

The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s basic and diluted net loss per share would remain the same. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options issued for the three and nine months ended July 31, 2004 and 2003. During 2004, certain options were extended. Their effect on pro forma net income was immaterial.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per-share data)
(unaudited)

2.	INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

	July 31, 2004	October 31, 2003

Raw materials	$5,985	$4,647
Work-in-process	934	499
Finished goods	2,747	2,630
Valuation reserve	(321)	(321)

Total	$9,345	$7,455

3.	DISCONTINUED OPERATIONS

On October 30, 2002, the Company’s Board of Directors agreed to sell the assets of Champion to an entity controlled by Messrs. Durham and Whitesell (Officers of the Company) for the assumption of all liabilities of Champion excluding its subordinated debt. The decision to divest Champion was based on the entity’s inability to achieve profitable operations in the foreseeable future without substantial cash infusion. The Company also agreed in principal to settle the outstanding subordinated debt due to Markpoint Equity Fund J.V. (“Markpoint”) from Champion in exchange for a cash payment of $675 and issuance to the debt holder of 112,500 shares of the Company’s Common Stock. In addition, the agreement provides Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. During 2003 the option agreement was assigned to Fair Holdings and Markpoint exercised this option under the agreement and Fair Holdings purchased the stock. The sale of Champion was completed on January 30, 2003. Champion is accounted for as a discontinued operation and therefore the results of operations and cash flows have been removed from the Company’s continuing operations for all periods presented.

The sale of Champion resulted in an increase in equity of the Company of $1,142, net of tax of $97. No gain or loss was recognized on the sale because of the involvement of related parties.

A summary of the Company’s discontinued operations for the three and nine months ended July 31, 2003 are as follows:

	Nine Months Ended
	July 31, 2004		July 31, 2003

Net sales	$	---	$170
Operating expenses		---	(286)
Interest		---	(85)
Other		---	127
Tax benefit		---	25

Net loss	$	---	$(49)

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per-share data)
(unaudited)

4.	FINANCING ARRANGEMENTS

United

At July 31, 2004, United was not in compliance with financial covenants with Huntington Capital Investment Company. Huntington Capital Investment Company covenants require the Company to maintain a minimum level of fixed charge coverage. Huntington waived their covenant violations and we are currently working with Huntington to modify the covenants.

Obsidian Leasing

At July 31, 2004 Obsidian Leasing, Inc. was not in compliance with their fixed charge coverage ratio with Old National Bank covenant requiring a fixed charge coverage ratio of not less than 1.15 to 1.0. The Company did not receive a waiver and all debt due to Old National Bank in the amount of $ 3,516 is classified as a current liability.

Guarantees Of Partners

We have an agreement with Partners that gives us the right to mandate a capital contribution from Partners if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement with Partners up to $1,370 on U.S. Rubber and $1,000 on United to fund the respective subsidiary’s shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary’s debt obligations to the lender.

5.	MINORITY INTEREST IN AFFILIATE

As discussed in Note 1, DW Leasing and DC Investments Leasing, entities controlled by the Company’s Chairman are included in these consolidated financial statements and are subject to the provisions of FIN No. 46. Historically, these entities generated negative operating results and the operating model did not anticipate income in excess of losses previously recognized in the consolidated financial statements. During 2003 and through the 3rd quarter of 2004, DC Investments Leasing reported positive operating results. As a result, minority interest related to the income of DC Investments Leasing in the amount of $33 has been recorded as a charge in the July 31, 2004 statement of operations and has been recognized on the balance sheet. Future operating results of DC Investments Leasing, if positive, will continue to be charged to minority interest. In addition, should DW Leasing generate future income in excess of previously recognized losses, such amounts would be charged to minority interest in the consolidated statement of operations and recognized as minority interest on the consolidated balance sheet. During the nine months ended July 31, 2004, DW Leasing recorded a net loss of $13. As of July 31, 2004, accumulated losses of DW Leasing recognized in consolidated statements of operations exceeded income by approximately $331.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per-share data)
(unaudited)

6.	REDEEMABLE STOCK

In conjunction with financing of the acquisition of United, the Company issued 154,482 shares of common stock to Huntington Capital Investment Corporation ("Huntington"). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company's stock will result in a corresponding increase to this repurchase requirement. At July 31, 2004, the Company had violated certain financial covenants defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of July 31, 2004.

On May 1, 2004, the Company issued 170,451 shares of common stock as part of the acquisition of Classic. These shares are classified as redeemable stock. With the acquisition of Classic effective May 1, 2004, we issued 170,451 shares of our common stock to the former owners of Classic. The purchase agreement for Classic included a provision that gives the sellers the right to have us redeem these shares at a price of$ 6.5970 per share within five years of the date of issuance of the shares. The sellers have the right to partially redeem these shares in increments of 10,000 or more shares per transaction. The agreement also has an automatic termination provision if the Company's shares have traded at a closing price of greater than $7.33 per share for any consecutive period of 60 trading days during the period of time commencing on the date there are no restrictions on the seller’s sale of shares and ending on the fifth anniversary of the agreement.

On November 10, 2003, Markpoint exercised its remaining Put Option that was assigned to Fair Holdings, as discussed in Note 3. Markpoint was paid $337 by Fair Holdings and the exercise of the option resulted in a reduction in redeemable preferred stock and an increase in additional paid-in capital of$337.

7.	STOCKHOLDERS’ DEFICIT

On December 3, 2003, the Company’s stockholders and Board of Directors approved a 50-to-1 reverse stock split. The reverse stock split was effective for trading purposes as of February 16, 2004. As a result of the reverse stock split and the amendment to the Certificate of Incorporation, approximately 720,157 shares of common stock were outstanding and the number of authorized shares of common stock was reduced to 10,000,000.

On March 12, 2004, the preferred shares for Series C and D were converted to common, which increased common stock outstanding by 2,219,013 shares including 154,482 shares classified as redeemable stock. Preferred shares authorized remain five million shares with no preferred shares issued or outstanding as of July 31, 2004.

On December 31, 2003, the Company’s Board of Directors approved the extension of the expiration date of 4,000 fixed stock options, exercisable at $2.50. The original expiration date of December 31, 2003 was extended to June 30, 2004. The Company recognized $40 of compensation expense related to the extension of the options during the nine months ended July 31, 2004.

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

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows:

	Three Months Ended July 31, 2004
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate		Consolidated
Sales:
Domestic	$12,570	$1,713	$2,513	$16,796	$	---	$16,796
Foreign	1,265	---	166	1,431		---	1,431

Total	$13,835	$1,713	$2,679	$18,227	$	---	$18,227

Cost of goods sold	$12,012	$928	$2,478	$15,418	$	---	$15,418

Income (loss) before taxes
and minority interest	$282	$(103)	$(131)	$48		$(717)	$(669)

Identifiable assets	$24,451	$13,858	$9,989	$48,298		$927	$49,225

Depreciation and
amortization expense	$195	$233	$322	$750		$34	$784

Interest expense	$420	$434	$123	$977		$210	$1,187

	Three Months Ended July 31, 2003
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate		Consolidated
Sales:
Domestic	$10,402	$2,562	$2,338	$15,302	$	---	$15,302
Foreign	1,132	---	361	1,493		---	1,493

Total	$11,534	$2,562	$2,699	$16,795	$	---	$16,795

Cost of goods sold	$10,378	$1,525	$2,487	$14,390	$	---	$14,390

Income (loss) before taxes
and minority interest	$(427)	$153	$(141)	$(415)		$104	$(519)

Identifiable assets	$20,163	$14,167	$10,993	$45,323		$559	$45,882

Depreciation and
amortization expense	$176	$281	$329	$786	$	---	$786

Interest expense	$357	$311	$117	$785		$104	$889

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per-share data)
(unaudited)

8.	BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

	Nine Months Ended July 31, 2004
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate		Consolidated
Sales:
Domestic	$31,425	$3,727	$6,985	$42,137	$	---	$42,137
Foreign	3,413	---	1,028	4,441		---	4,441

Total	$34,838	$3,727	$8,013	$46,578	$	---	$46,578

Cost of goods sold	$31,757	$2,043	$7,802	$41,602	$	---	$41,602

Loss before taxes and
minority interest	$(1,445)	$(738)	$(795)	$(2,978)		$(2,809)	$(5,787)

Identifiable assets	$24,451	$13,858	$9,989	$48,298		$927	$49,225

Depreciation and
amortization expense	$550	$673	$1,027	$2,250		$136	$2,386

Interest expense	$1,238	$1,036	$365	$2,639		$499	$3,138

	Nine Months Ended July 31, 2003
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate		Consolidated

Sales:
Domestic	$27,391	$5,082	$6,989	$39,462	$	---	$39,462
Foreign	2,355	---	985	3,340		---	3,340

Total	$29,746	$5,082	$7,974	$42,802	$	---	$42,802

Cost of goods sold	$27,132	$2,879	$7,434	$37,445	$	---	$37,445

Loss before taxes and
minority interest	$(2,317)	$(246)	$(669)	$(3,232)		$(269)	$(3,501)

Identifiable assets	$20,163	$14,167	$10,993	$45,323		$559	$45,882

Depreciation and
amortization expense	$555	$728	$949	$2,232	$	---	$2,232

Interest expense	$1,038	$914	$356	$2,308		$269	$2,577

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per-share data)
(unaudited)

8.	BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the three months and nine months ended July 31, 2004 and 2003, allocated corporate expenses by segment were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Trailer manufacturing	$366	$199	$1,656	$856
Coach leasing	57	42	256	134
Butyl rubber reclaiming	84	45	381	234

	$507	$286	$2,293	$1,224

9.	ACQUISITION OF CLASSIC MANUFACTURING, INC.

As of the close of business on April 30, 2004, Obsidian Enterprises, Inc. acquired all of the outstanding shares of capital stock of Classic Manufacturing, Inc. a Michigan-based manufacturer of open and enclosed trailers.

The purchase price and purchase accounting was allocated to the assets and liabilities of Classic based on their fair values. The allocation to tangible assets included $2,733 and liabilities assumed of $801. The excess of the purchase price over the fair value of the identifiable tangible net assets of $1,605 was allocated to goodwill and identifiable intangible assets.

The following schedule is a description of acquisition costs of Classic Manufacturing, Inc. and the purchase price allocation (in thousands):

Purchase Price:
Common Stock	$1,250
Cash to seller	2,250
Acquisition costs	37

Total Purchase Price	$3,537

Purchase Price Allocation:
Current assets, including accounts receivable and inventory	$1,905
Machinery and equipment	828
Goodwill and Intangibles	1,605
Liabilities assumed	(801)

Total	$3,537

PRO FORMA INFORMATION:

The unaudited condensed consolidated results of operations shown below are presented on a pro forma basis and represent the results of Classic Manufacturing, Inc. on a combined basis. In addition, Classic is treated as if the business combinations of these entities occurred at the beginning of the periods presented.

The unaudited condensed consolidated results of operations on a pro forma basis as if the acquisition had occurred as of the beginning of the period are as follows (in thousands, except per share data):

Nine Months Ended July 31, 2003

Net sales	$50,407

Net loss	$(5,830)

Net loss per share - basic and diluted	$(2.32)

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

The Condensed Consolidated Statements of Operations at July 31, 2004 includes the operations of Classic Manufacturing from the date of purchase. Classic is also included in our Trailer and related Transportation Equipment Manufacturing segment.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per-share data)
(unaudited)

10.	RELATED PARTIES

The Company makes advances, receives loans and conducts other business transactions with affiliates resulting in the following amounts for the periods ended:

	July 31, 2004	October 31, 2003

Balance sheet:
Current assets:
Accounts receivable, Obsidian Capital Partners	$8	$8
Accounts receivable, DC Investments and Fair Holdings	10	---
Accounts receivable, other affiliated entities	122	44

Total assets	$140	$52

Current liabilities:
Accounts payable, Obsidian Capital Company	$34	$275
Accounts payable, related parties	---	320
Accounts payable, DC Investments and Fair Holdings	865	221
Accounts payable, other affiliated entities	41	21
Long-term portion:
Accounts payable, related parties	556	---
Notes payable, DC Investments	700	700
Notes payable, Fair Holdings	8,585	7,192
Line of credit, Fair Holdings	9,392	6,045

Total liabilities	$20,173	$14,774

	Three Months Ended			Nine Months Ended
	July 31, 2004		July 31, 2003	July 31, 2004		July 31, 2003
Statement of operations:
Interest expense, DC
Investments and Fair Holdings		$497	$432		$1,337	$935
Rent expense, Obsidian Capital Company	$	---	$15	$	---	$30
Rent expense, Fair Holdings		$13	$13		$39	$31

Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms, or were collected or paid subsequent to July 31, 2004 or October 31, 2003, respectively. Amounts classified as long term represent amounts not currently due, amounts that are expected to be converted to equity subsequent to July 31, 2004 and October 31, 2003, respectively, or amounts converted to long-term debt subsequent to July 31, 2004.

11.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements included in or incorporated by reference into this Quarterly Report on Form 10-Q and the Company’s other filings made with the Securities and Exchange Commission. These forward-looking statements are based on management’s views and assumptions and involve risks, uncertainties and other important factors, some of which may be beyond the control of the Company that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q. Readers should carefully review the risks described in this and other documents that the Company files from time to time with the Securities and Exchange Commission. The forward-looking statements speak only as of the date that they are made and the Company undertakes no obligation to update or revise any of the forward-looking statements.

OVERVIEW

The Company operates in three industry segments, comprised of trailer and related transportation equipment manufacturing, butyl rubber reclaiming, and coach leasing. Trailer and related transportation equipment manufacturing includes the operations of United Expresslines, Classic Manufacturing and Danzer Industries. Butyl rubber reclaiming includes the operations of U.S. Rubber and coach leasing includes the operations of Pyramid, DW Leasing, Obsidian Leasing and DC Investments Leasing.

Champion is accounted for as a discontinued operation; therefore, its results of operations and cash flow have been removed from the Company’s continuing operations for all periods presented.

RESULTS OF OPERATIONS

The Company’s overall operating results and financial condition during the nine months ended July 31, 2004 compared to the nine months ended July 31, 2003 were negatively affected by the limited availability of raw materials in the butyl reclaiming segment, increased competition in the coach leasing segment and significant increases in raw material costs in the trailer and related transportation manufacturing segment primarily related to steel and plywood.

During the quarter ended July 31, 2004 we initiated price increases on our products in the trailer and related transportation manufacturing segment ranging form nine to eleven percent. These price increases were implemented to partially offset the significant increases we experienced in raw material costs.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

We commenced a strategy in late 2003 and continuing during 2004 of pursuing strategic acquisition opportunities that include targets both in our traditional, basic industries and manufacturing sectors as well as targets that possessed assets (including cash) that, while outside our traditional areas of focus, are available on terms that our management believe to be attractive. During the nine months ended July 31, 2004 we were active with respect to extending an exchange offer for shares of Net Perceptions, Inc. As of April 2, 2004 we withdrew our offer with respect to the exchange of shares. We incurred expenses for the exchange offer which totaled $600 above our normal administrative expenses. We also acquired all the outstanding stock of Classic Manufacturing, Inc. during 2004. While no material negotiations are currently active with respect to any targets, we anticipate that over the course of 2004 we will pursue other acquisition opportunities that we deem attractive in a variety of industry sectors. Ultimately, these acquisitions may (but can not be guaranteed to) result in our having increased financial resources and potentially a broader asset base and more diversified sources of revenue.

The following table shows net sales by product segment:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Trailer manufacturing	$13,835	$11,534	$34,838	$29,746
Butyl rubber reclaiming	2,679	2,699	8,013	7,974
Coach leasing	1,713	2,562	3,727	5,082

Net Sales	$18,227	$16,795	$46,578	$42,802

The following is a discussion of the major elements impacting the Company’s operating results by segment for the three-month and nine-month periods ended July 31, 2004 compared to the three-month and nine-month periods ended July 31, 2003. The comments that follow should be read in conjunction with the Company’s condensed consolidated financial statements and related notes contained in this Form 10-Q.

TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2003	July 31, 2003
Net Sales	$13,835	$11,534	$34,838	$29,746
Cost of Sales	12,012	10,378	31,757	27,132

Gross Profit	$1,823	$1,156	$3,081	$2,614

Gross Profit %	13.2%	10.0%	8.8%	8.8%

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

Net sales in this segment for the three months ended July 31, 2004 as compared to the comparable three- month period ended July 31, 2003 increased 19.9% in the amount of $2,301. Sales in this segment were higher than the prior year due to the acquisition of Classic Manufacturing, which increased sales by $2,100. Sales for our other brands of cargo trailers increased by $500. The increase in cargo trailer sales is primarily related to discontinuation of the discounting program that took place in 2003 and general increases in customer demands at both our United Expresslines and Danzer facilities. The sales of truck bodies for the three months ended July 31, 2004 decreased $200 compared to July 31, 2003. The decrease in truck body sales was due primarily to the continued decline in orders from the telecommunications industry. We do not anticipate any significant order increases from truck body customers in the near future.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

The gross profit percentage increased 3.2% for the three months ended July 31, 2004. The increase in gross profit is attributable to our purchase of Classic Manufacturing in which the gross margins for cargo trailers are higher than we have obtained historically. Also as noted above we did not have a sales discount/rebate program during 2004. Our gross margins have improved due to our surcharge to customers, which took effect April 2004. The surcharges were implemented to offset significant price increases in raw materials we have received from our vendors during 2004. Our gross profit was negatively affected by a fire that occurred at our Danzer facility in May 2004. Production at the facility was slowed somewhat during the cleanup and refurbishment of the damage to the building and equipment. As of July 31, 2004 we are continuing to work on the damage and refurbishment. Asset replacement is currently in process and we do not anticipate a loss net of our insurance proceeds. No gains have been recognized and we are currently finalizing the insurance process. Gross profit has also been negatively impacted by a reduction in sales of truck bodies, which has reduced the ability to absorb overhead at the truck body manufacturing facility. Management continues to analyze the use of the truck body facility and is considering options of continuing production of cargo trailers, looking for a new product line or closing the facility. In conjunction with the analysis of operations at the truck body manufacturing facility, management is also analyzing any potential asset impairment at this facility. Total assets of Danzer at July 31, 2004 were $3,360, which represents approximately 7% of consolidated total assets.

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003

Sales in this segment increased $5,092 or 17.1% over the comparable period of 2003. A portion of the increase relates to our purchase of Classic Manufacturing, which increased our year to date sales by $2,100. In addition, the cargo trailer sales have increased $3,230 due to strong customer demand from both our United Expresslines and Danzer facilities along with the acceptance of our new product introduction of the economy line trailer. The increase was offset by the decrease in sales of truck bodies by approximately $230 over the nine months ended July 31, 2004. This reduction was related to the continued decrease in orders from the telecommunications industry for truck bodies. We do not anticipate any significant order increases from truck body customers in the near future.

The gross profit for the nine months ended July 31, 2004 remained consistent with the nine months ended July 31, 2003. The cost of plywood and steel, major components of our cargo trailers increased significantly starting in August 2003 and continued through July 2004. Material cost surcharges were initiated in April 2004 to our customers to offset the significant price increases we incurred from our vendors. Although our gross margins improved for the three months ended, our year to date includes significant raw material costs we incurred before the surcharges were implemented. The year-to-date gross margins were also improved by the purchase of Classic Manufacturing in May 2004. The gross margins for the Classic trailer lines typically are higher than our historical gross margins. As noted above our gross margins were also negatively impacted by the fire at the Danzer facility in May 2004 through interruption of production.

Looking ahead for the trailer and related equipment manufacturing segment we expect to increase sales in cargo trailers for fiscal year 2004 as compared to 2003. Orders for our cargo trailers remain strong and continue to increase. The acquisition of Classic Manufacturing has provided new customers and new product lines. Our material surcharges have enabled us to improve our gross margins. Management believes the sales and gross profits will continue to be adversely impacted for the truck bodies segment.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003

Net Sales	$2,679	$2,699	$8,013	$7,974
Cost of Sales	2,478	2,487	7,802	7,434

Gross Profit	$201	$212	$211	$540

Gross Profit %	7.5%	7.9%	2.6%	6.8%

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

Net sales for the three months ended July 31, 2004 compared to same period for 2004 were flat for the period. Sales for this segment were affected this quarter by a worker strike for one of our customers in Canada and summer maintenance shutdowns by other customers. On July 1st a five percent price increase was initiated to all customers as our costs to obtain raw materials have increased. Currently and historically our raw materials resources have been limited by the decrease in the use of butyl inner tubes. We are continuing to work with the National FFA organizations to increase our ability to obtain additional inner tubes from the agricultural industry. In addition, we continue to utilize our fine grind and other processes to increase our ability to process other types or products for our butyl reclaim products as well as other natural rubber products.

The gross profit percentage decreased slightly by .4% for the three months ended July 31, 2004. This decrease was due to the increase in the cost to obtain raw material and ongoing equipment maintenance. As noted above we have initiated a five percent price increase to offset our increased operating and purchasing costs. The Company has consolidated part of its equipment from two plants into one to maximize the production facilities. A portion of the equipment not consolidated with a carrying value of approximately $650 is used at various times for additional capacity and toll grinding but at times may be temporarily idle. The equipment is being evaluated on an ongoing basis for its use in a production process for “fine ground” rubber and other cryogenic processes. Existing and new equipment will be required to complete the “fine grind” and cryogenic production lines. If it is determined the idle equipment does not have any foreseeable use, the equipment will be reclassified as idle equipment on the balance sheet, not depreciated and tested for impairment.

Reserves have been established primarily for inventory not usable without additional processing costs and currently usable only when mixed in the production process at a low rate with quality raw material. Reserves are reversed when such inventory is used in production. For the three months ended July 31, 2004, the Company utilized $22 of its reserve.

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003

Net sales in this segment for the nine months ended July 31, 2004 as compared to the nine-month period ended July 31, 2003 have remained flat or unchanged. Sales in this segment remain flat due to the limited availability of raw materials. Our sales to our customers have remained the same and additional increases will depend on finding new sources of butyl inner tubes and developing other natural rubber products. We continue to work with the National FFA Association to implement a reclamation program to increase our resources in the agricultural industries. As noted above we continue to utilize our fine grind and other processes to increase our ability to process other types or products for our butyl reclaim products as well as other natural rubber products.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Gross profit percentage decreased 4.2% for the nine months ended July 31, 2004 compared to the nine months ended July 31, 2003. The primary reason for this decrease is a lack of a consistent supply of raw materials and increasing energy costs. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time is incurred to ensure delivery of quality product. As of July 1st 2004 we have initiated a price increase of five percent to help improve our gross margins to a reasonable historical level. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material in the future.

Looking ahead for the butyl rubber reclaiming segment we expect our sales will remain flat or grow slightly in fiscal 2004 as compared to 2003. Orders for our products remain strong but we need additional sources of material to increase sales. We expect as we move forward and our projects with the National FFA Association for butyl reclaim and our fine grind and cryogenic processes come to fruition we would expect an increase in our sales through additional resources and new products. Our price increases have enabled us to recover our additional costs and improve our gross profits.

COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Net Sales	$1,713	$2,562	$3,727	$5,082
Cost of Sales	928	1,525	2,043	2,879

Gross Profit	$785	$1,037	$1,684	$2,203

Gross Profit %	45.9%	40.5%	45.2%	43.3%

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

Sales for the three months ended July 31, 2004 decreased $849 or 33.2% from the period July 31, 2003. The decrease in sales relates to a lower utilization of our fleet compared to the same period for 2003. Management believes the lower utilization is due to increased market competition in the industry. Several tours that utilized our coaches during 2003 did not return in 2004. Utilization of our fleet for 2004 decreased 25% for the three months ended July 31, 2004 as compared to the same period for 2003.

Gross profit percentage increased 5.4% for the three months ended July 31, 2004 compared to the period July 31, 2003. The increase is attributable primarily to the mix of third party coaches and the utilization of the coaches within our fleet. The use of coaches from third parties was down for the three months ended July 31, 2004 as utilizing coaches from third parties are paid at a premium. Also the decrease in the utilization of the coaches in our fleet resulted in less maintenance expenses for the period.

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003

Sales for the nine months ended July 31, 2004 decreased 26.6% in the amount of $1,355 over the comparable nine-month period ended July 31, 2003. The decrease in sales is attributable to decreased utilization of the coach fleet due to market competition. Management believes the increased utilization will result from its marketing efforts to specialized tour groups (i.e. golf course trips) and corporate customers. These customers are in addition to the traditional country and western performers who have traditionally been this segment’s primary customer base.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Gross profit percentage for this segment was 45.2% for the nine months ended July 31, 2004 compared to 43.3% for the comparable nine-month period ended July 31, 2003. As noted above the increase is attributable primarily to the mix of utilization of the coaches owned in our fleet and the need to sublease additional buses from third parties to meet current demand. As current demand has decreased our need for third part coaches has decreased. In addition our overall maintenance cost is lower as the utilization of the fleet has been lower.

Looking ahead we anticipate that our fall utilization will be consistent with 2003 utilization. Our marketing efforts have added some new tours in a highly competitive industry. As we add new customers, utilization of our fleet vs. using an outside third party will continue to improve the overall gross margins of the segment.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

The Company’s selling, general and administrative expenses increased $331 or 16.7% for the three months ended July 31, 2004 compared to the three-month period ended July 31, 2003 and $1,437 or 23% for the nine months ended July 31, 2004 compared to the nine-month period ended July 31, 2003. The increase in expenses was primarily professional fees and other expenses related to the unsuccessful exchange offer for Net Perceptions, Inc. These expenses are non-recurring and totaled approximately $600 for the nine months ended July 31, 2004. Other increases include the additional SG&A expenses of $200 for Classic Manufacturing, additional marketing expenses for website advertising and an increase in amortization expense for the nine months ended July 31, 2004.

INTEREST EXPENSE

Interest expense as a percentage of average borrowings is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003

Average debt borrowings	43,785	40,101	43,202	37,844

Interest expense as a
percentage of average debt
borrowings	2.7%	2.2%	7.2%	6.8%

Interest expense as a
percentage of average debt
borrowings, annualized	10.8%	8.8%	9.7%	9.5%

The increase is primarily due to the variable rates and refinancing of debt at higher rates.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

INCOME TAX PROVISION

Income tax expense of $17 was recorded for the three and six-month periods ended July 31, 2004 as compared to $212 of tax benefit in the three-month period ended July 31, 2003 and $771 for the six month period ended July 31, 2003. Income tax benefits are created primarily through net operating loss carryforwards recognized to the extent they are available to offset the Company’s net deferred tax liability. Operating losses during the quarter ended July 31, 2004 have been reserved with a valuation allowance. Any quarterly tax benefits are based on the estimated effective tax rate for the full year.

DISCONTINUED OPERATIONS

On October 30, 2002, the Company’s Board of Directors agreed to sell substantially all assets of Champion to an entity controlled by Messrs. Durham and Whitesell in exchange for assumption of all liabilities of Champion, other than its subordinated debt. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment of Long-Lived Assets, the operating results of Champion has been classified as discontinued operations. The losses from discontinued operations for the nine months ended July 31, 2003 and 2002 represent the losses of Champion during these periods, net of tax benefit of $25 and $0, respectively. The losses from discontinued operations for the three and nine months ended July 31, 2003 and were $0 and $49, respectively.

Substantially all assets of Champion subject to its liabilities were sold on January 30, 2003. No gain or loss was recognized in the consolidated statement of operations due to the involvement of related parties. The benefit of liabilities assumed by the purchaser in excess of assets sold in the amount of $1,142 was recorded as additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

Overview

In June 2001, we purchased four new businesses and began operations as a consolidated holding company with multiple operating subsidiaries. In the period since June 2001, we have incurred losses and reductions in our equity. During this period we have financed our losses and have been able to refinance certain third-party obligations with DC Investments, LLC and its subsidiary, Fair Holdings, and other third parties. Our borrowings from Fair Holdings have been on terms that may not have been available from other sources. As of July 31, 2004, our total debt outstanding to DC Investments and Fair Holdings was $18,677.

We are continuing to address our liquidity and working capital through various means including operational changes and financing matters, which are discussed below. During the period these plans are put in place, we have continued to receive financing, and have in place arrangements to receive additional financial support, from Fair Holdings, if necessary.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Working Capital

Our businesses are working capital intensive and require funding for purchases of production inventory, capital expenditures and expansion and upgrading of facilities. Each of our subsidiaries have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. Our working capital position (current assets over current liabilities) was negative at July 31, 2004 by $1,661. At October 31, 2003, our working capital position was positive by $6,045. The decrease in working capital is primarily attributable to a balloon payment on our coach group debt of approximately $3,516 that is due in December 2004 and reclassification of approximately $4,000 of debt under revolving credit lines that are due for renewal in November 2004. Other unfavorable changes include increases in accounts payable.

We continue to address liquidity and working capital issues in a number of ways. For the nine months ended July 31, 2004, net cash used in continuing operations was $2,529 compared to $2,953 in 2003. The use of cash and working capital was primarily related to operating losses and business seasonality. For the remainder of fiscal 2004 and 2005, we expect our operations to begin to generate positive cash and increase our overall working capital through improved operations as follows:

•	We continue to look for ways to strengthen our liquidity, equity and working capital through ongoing evaluations of merger and acquisition candidates.

•
Cost reduction and management initiatives are being put in place for raw materials in the trailer and related transportation manufacturing segment with the implementation of alternative materials and additional discounts through volume purchasing. Significant increases in raw material costs are passed through to our customers through surcharges.

•
Implementation of the new fine grind and cryogenic production processes in the butyl rubber reclaiming segment. The new processes will maximize the use of the existing raw materials in the existing butyl reclaim production and will also provide potential additional production of natural rubber.

•
Capitalize on the trailer production line put in place in the fourth quarter of 2002 that provides a new product line to the existing customers of Danzer. This production line and related sales effort have allowed us to enter a new market along the East coast of the U.S. Our ability to capitalize on this opportunity will be a determining factor on our ability to reduce this operation’s use of working capital resources. Management will continue to evaluate the operations on a continuous basis.

•
We secured an additional financial commitment from Fair Holdings to provide, as needed, additional borrowings under a $15,000 line of credit agreement, which expires on January 1, 2007. Currently, approximately $5,608 is available to us under the agreement.

•
We are actively working to refinance our current maturities on a long-term basis. Approximately $7,800 of the current maturities of long-term debt is expected to be refinanced during fiscal 2004 or the first quarter of fiscal 2005.

Management believes the steps taken to improve our operations will positively impact our liquidity and working capital for the remainder of fiscal 2004 and 2005. However, success is dependent on our ability to restore gross profits and capitalize on potential new markets in the trailer and related transportation manufacturing segment, obtain consistent material supply in the butyl rubber reclaiming segment and continue to grow the coach leasing segment. If our operating results are less than expected, the increased commitment from Fair Holdings will provide additional liquidity.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Financial Covenant Waivers

Significant financial covenants in our credit agreements are the maintenance of minimum ratios, levels of earnings to funded debt and fixed charge coverage rate. We did not meet requirements and covenants in certain debt agreements. At July 31, 2004, United had violated financial covenants with Huntington Capital Investment Company. Huntington Capital Investment Company waived their covenant violations and we are currently in discussions regarding modifications to the covenants.

Obsidian Leasing, Inc. did not meet its fixed charge coverage ratio covenant with Old National Bank. We did not obtain a waiver from Old National. The total debt of $3,516 is classified as current as of July 31, 2004.

Funds Availability

On a consolidated basis, as of July 31, 2004, the Company had approximately $458 of cash and cash equivalents. Danzer Industries, U.S. Rubber, United, Classic Manufacturing and Obsidian Enterprises each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At July 31, 2004, additional current availability under these credit lines and maximum additional availability if supported by their individual borrowing base are:

Company	Current Availability	Maximum Availability
Danzer Industries	$ 900	$ 900
U.S. Rubber	---	---
United	---	---
Classic Manufacturing	699	699
Obsidian Enterprises	5,608	5,608

The Company generated negative net cash flow of $2,529 from operations during the nine months ended July 31, 2004. Cash used in operations during this period is primarily due to increases in inventories offset by increases in accounts payable. The company has increased inventories primarily in the trailer and related transportation equipment manufacturing segment. Inventory increased due to the seasonality and demand for the products. In addition, there was a limited availability of freight carriers to deliver the products. Funding during this period was provided through borrowings on lines of credit and from related parties.

Guarantees Of Partners

The Company has an agreement with Partners that gives it the right to mandate a capital contribution from Partners if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement with Partners up to $1,370 on U.S. Rubber and $1,000 on United to fund the respective subsidiary’s shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary’s debt obligations to the lender.

CASH FLOWS

Cash flow and liquidity are discussed further below, and the footnotes to our financial statements discuss cash flow, liquidity and the current classification of debt.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

We also have commercial commitments as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at July 31, 2004	Date of Expiration
Line of credit, related party	$3,000	$2,100	April 1, 2006
Line of credit	4,000	4,000	February 1, 2005
Line of credit	4,000	1,953	October 1, 2005
Line of credit	1,000	301	May 1, 2006
Line of credit, related party	15,000	9,392	January 9, 2007

The Company’s net cash used in operations for the nine months ended July 31, 2004 was $2,529. This is comprised of a loss from continuing operations of $5,837, offset by noncash changes as follows: depreciation and amortization of $2,386, minority interest of $33, deferred tax benefit of $2, accretion of interest expense of $214, and the extension of stock options of $40. In addition, the Company had increases in accounts receivable of $149, inventories of $1,026, other assets of $94, accounts payable of $2,588 and a decrease accrued expenses and customer deposits of $687.

Net cash flow provided from financing activities for the nine months ended July 31, 2004 was $4,786. This is comprised of borrowings of long-term debt and net borrowings of short-term debt of $1,279 and borrowings from related parties of $5,140, offset by principal repayments of long-term debt of $1,633. Cash flow used in investing activities for the nine months ended July 31, 2004 was $2,947 this is comprised of acquisition of Classic Manufacturing of $2,063 purchases of equipment of $944 and other of $60.

The total decrease in cash is summarized as follows:

	Nine Months Ended
	July 31, 2004	July 31, 2003
Net cash used in operations	$(2,529)	$(2,953)
Net cash used in investing activities	(2,947)	(537)
Net cash provided by financing activities	4,786	2,940
Net cash provided by (used in) discontinued operations	---	(41)

Decrease in cash and cash equivalents	$(690)	$(591)

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2003 and describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during 2002 of a customer resulted in a bad debt charge of $379. However, we believe our reserve for doubtful accounts of $473 should be adequate for any exposure to loss in our July 31, 2004 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $321 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. Property and equipment are reviewed for impairment when events and circumstances indicate impairment factors may be present. Accordingly, we continue to analyze the Danzer assets for impairment in conjunction with our analysis of the continuing operations of this facility. In addition, at our butyl rubber reclaiming operation has resulted in some equipment at that facility being temporarily idle as we implement a new production line for fine grind and cryogenic processes. Should the new processes not utilize all of the equipment, we will analyze such equipment for impairment. In assessing the recoverability of the Company’s property and equipment, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company’s results of operations.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Goodwill and intangibles are reviewed annually for impairment as of the first day of the fourth quarter or more frequently when events and circumstances indicate potential impairment factors are present. The realization of goodwill of $8,088 is primarily dependent on the future operations of the operating entity where the goodwill is allocated. Historical operating results, current product demand and estimated future results indicate the results of operations should be adequate to continue to realize this amount. However, future results may not meet expectations due to economic or other factors, and failure to meet expectations may result in the goodwill not being fully realizable and accordingly result in impairment charge which could be material to the Company’s operating results.

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

In conjunction with financing of the acquisition of United, the Company issued 154,482 shares of common stock to Huntington Capital Investment Corporation (“Huntington”). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company’s stock will result in a corresponding increase to this repurchase requirement. Accordingly, a substantial increase in stock price at the repurchase date may have an adverse impact on the Company’s liquidity. At July 31, 2004, the Company had violated certain financial covenants defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of July 31, 2004.

With the acquisition of Classic effective May 1, 2004, we issued 170,451 shares of our common stock to the former owners of Classic. The purchase agreement for Classic included a provision that gives the sellers the right to have us redeem these shares at a price of $6.5970 per share within five years of the date of issuance of the shares. The sellers have the right to partially redeem these shares in increments of 10,000 or more shares per transaction. The agreement also has an automatic termination provision if the Company’s shares have traded at a closing price of greater than $7.33 per share for any consecutive period of 60 trading days during the period of time commencing on the date there are no restrictions on the sellers sale of shares and ending on the fifth anniversary of the agreement.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to interest rate changes. Approximately 60% of our primary debt at July 31, 2004 bore interest at a variable rate. An interest rate increase of one percentage point would increase our interest expense over a one-year period by approximately $245,000 at current debt levels.

Item 4.    Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. The Company’s management believes, however, that the Company’s disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective.

The Company has carried out as of July 31, 2004, an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Effective November 1, 2003, the Company implemented an enterprise wide, integrated accounting system that replaced the separate accounting systems previously maintained by the several subsidiaries and since that date has implemented an enhanced segregation of duties of various accounting personnel. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the July 31, 2004 evaluation.

Part II — Other Information

Item 1.    Legal Proceedings

The Company is party to ordinary litigation incidental to its business. No current pending litigation is expected to have a material adverse effect on results of operations, financial condition or cash flows.

Item 2.    Changes In Securities And Use Of Proceeds

(a)        Not applicable

(b)        Not applicable

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

(c)        The following table presents information on the Company’s purchases of equity securities during the nine months ended July 31, 2004.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

February 1, 2004- February 29, 2004*	328	$12.09	N/A	N/A

March 1, 2004 - March 31, 2004	---	---	N/A	N/A

April 1, 2004 to April 30, 2004	---	---	N/A	N/A

Total	328	$12.09	N/A	N/A

*On February 16, 2004, the Company repurchased fractional share interests in connection with a 50-to-1 reverse stock split.

Item 3.    Defaults Upon Senior Securities

See Note 4 to Consolidated Financial Statements, which is incorporated into this Item 3.

Item 4.    Submission Of Matters To A Vote Of Security Holders

The Company held its Annual Meeting of Stockholders on June 21, 2004, at which the stockholders voted on the following matters as indicated.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

(1)    Election of Directors
On Proposal 1 for the election of seven directors, the following persons received the number of votes set opposite their respective names:

Names	Number of Votes	Votes Withheld
Timothy S. Durham	2,591,824	42,992
Daniel S. Laikin	2,634,473	343
D. Scott McKain	2,634,473	343
Jeffrey W. Osler	2,591,824	42,992
John A. Schmidt	2,634,473	343
D. Bruce Johnston	2,634,473	343
Terry G. Whitesell	2,591,824	42,992

(2)        Ratification of Independent Auditors-McGladrey & Pullen, LLP
On Proposal 6 for the ratification of the Company’s independent auditors, the following number of votes were cast “For” and “Against” such Proposal.

FOR:  2,634,278                      AGAINST:  83                      BROKER NON-VOTE:  0

Item 5.    Other Information

None.

Item 6.    Exhibits And Reports On Form 8-K

Exhibits

The exhibits filed as part of this Form 10-Q are listed in the Exhibit Index, which is incorporated herein by reference.

Reports on Form 8-K

Form 8-K filed on May 7, 2004, reporting under Item 9.

Form 8-K filed on May 14, 2004, reporting under Items 2 and 7.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2004 Date	Obsidian Enterprises, Inc. By: /s/ Timothy S. Durham Timothy S. Durham, Chairman and Chief Executive Officer

September 14, 2004 Date	By: /s/ Rick D. Snow Rick D. Snow, Executive Vice President/Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003

3.2	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the Quarterly Period ended April 30, 2004

3.2	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock	Incorporated by reference to Exhibit3.2 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

3.3	Amended Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003

3.4	Certificate of Designations, Preferences, Rights and Limitations of Series D Preferred Stock	Incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

3.5	Amended Certificate of Designations, Preferences, Rights and Limitations of Series D Preferred Stock	Incorporated by reference to Exhibit 3.4(b) to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003.

3.6	Bylaws of the Registrant (Restated Effective as of September 27, 2002)	Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.1	Third Amendment to Revolver Promissory Note by and among Danzer Industries, Inc. and Fair Holdings, Inc., dated May 1, 2004	Attached

31.1	Certification of Timothy S. Durham.	Attached

31.2	Certification of Rick D. Snow.	Attached

32.1	Statement Regarding Certification Pursuant to 18 U.S.C.ss. 1350 by Timothy S. Durham, Chief Executive Officer.	Attached

32.2	Statement Regarding Certification Pursuant to 18 U.S.C.ss. 1350 by Rick D. Snow, Chief Financial Officer.	Attached