Form 10-Q/A
period 2004-07-31
OBSIDIAN ENTERPRISES INC
filed 2004-09-20
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes   [   ]      No   [  X  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.0001 par value	Outstanding at August 31, 2004 3,109,333 shares

The Company is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended July 31, 2004 solely to correct one typographical on the cover page of the filing and to correct certain typographical errors contained in the Consolidated Financial Statements contained in Item 1 of Part I and in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of Part I of the Form 10-Q which was filed with the Securities and Exchange Commission on September 15, 2004.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

INDEX

PAGE(S)
PART I — FINANCIAL INFORMATION:
Item 1 — Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets — July 31, 2004 and October 31, 2003	4
Condensed Consolidated Statements of Operations Three and Nine Months Ended July 31, 2004 and 2003	6
Condensed Consolidated Statement of Changes of Stockholders’ Deficit And Comprehensive Loss	7
Condensed Consolidated Statements of Cash Flows Nine Months Ended July 31, 2004 and 2003	8
Notes to Condensed Consolidated Financial Statements	10
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
PART II — OTHER INFORMATION:
Item 6 — Exhibits and Reports on Form 8-K	36

Explanatory Note

         The Company is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended July 31, 2004 solely to correct one typographical on the cover page of the filing and to correct certain typographical errors contained in the Consolidated Financial Statements contained in Item 1 of Part I and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of Part I of the Form 10-Q which was filed with the Securities and Exchange Commission on September 15, 2004.

         The cover page of the Form 10-Q filed on September 15, 2004 incorrectly included a check mark indicating that the Company is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act), when the Company is not an accelerated filer.

         In addition, the line item showing the total balance at July 31, 2004 in the Condensed Consolidated Statements of Stockholders' Deficit and Comprehensive Loss contained two typographical errors. The Total Balance at July 31, 2004 was shown as $7,477 and has should have been $7,579. The Total Net Loss was shown as $1,196 and should have been $1,094. These errors were the result of a miscommunication in the edgarizing process.

         In Note 8 to the Notes to Condensed Consolidated Financial Statements the Business Segment Data for the Three Months Ended July 31, 2003 the Corporate Income (loss) before taxes and minority interest was shown as $104 and should have been $(104).

         Finally, in Management's Discussion and Analysis of Financial Condition and Results of Operations, a non-numeric typographical error was corrected in the section entitled Income Tax Provision.

         Except for the corrected items noted above, no other information is being amended by this Form 10-Q/A. The Company has not updated disclosures in this Form 10-Q/A to reflect any event subsequent to the Company's filing of the original Form 10-Q.

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS
(dollars in thousands)
(unaudited)

	Comprehensive Loss	Common Stock Shares Amount		Series C Convertible Preferred Stock Shares Amount			Series D Convertible Preferred Stock Shares Amount				Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total

Balance at October 31, 2003		720,157	$1	3,982,193		$5		118,687		$--	$11,745	$	---	$(15,004)	$(3,253)

Assignment of 16,071 shares of
Series D mandatory redeemable
Preferred Stock		---	---	---		---		16,071		---	337		---	---	337

Extension of stock options		---	---	---		---		---		---	40		---	---	40

Conversion of Series C and
Series D convertible Preferred
Stock to common stock		2,064,243	---	(3,982,193)		(5)		(134,758)		---	5		---	---	---

Gain on available-for-sale marketable securities	40	---	---	---		---		---		---	---		40	---	40

Fair value adjustment on redeemable stock		---	---	---		---		---		---	796		---	298	1,094

Net loss	(5,837)	---	---	---		---		---		---	---		---	(5,837)	(5,837)

Total comprehensive loss	$(5,797)

Balance at July 31, 2004		2,784,400	$1	---	$	---	$	---	$	---	$12,923		$40	$(20,543)	$(7,579)

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

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows:

	Three Months Ended July 31, 2004
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate		Consolidated
Sales:
Domestic	$12,570	$1,713	$2,513	$16,796	$	---	$16,796
Foreign	1,265	---	166	1,431		---	1,431

Total	$13,835	$1,713	$2,679	$18,227	$	---	$18,227

Cost of goods sold	$12,012	$928	$2,478	$15,418	$	---	$15,418

Income (loss) before taxes
and minority interest	$282	$(103)	$(131)	$48		$(717)	$(669)

Identifiable assets	$24,451	$13,858	$9,989	$48,298		$927	$49,225

Depreciation and
amortization expense	$195	$233	$322	$750		$34	$784

Interest expense	$420	$434	$123	$977		$210	$1,187

	Three Months Ended July 31, 2003
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate		Consolidated
Sales:
Domestic	$10,402	$2,562	$2,338	$15,302	$	---	$15,302
Foreign	1,132	---	361	1,493		---	1,493

Total	$11,534	$2,562	$2,699	$16,795	$	---	$16,795

Cost of goods sold	$10,378	$1,525	$2,487	$14,390	$	---	$14,390

Income (loss) before taxes
and minority interest	$(427)	$153	$(141)	$(415)		$(104)	$(519)

Identifiable assets	$20,163	$14,167	$10,993	$45,323		$559	$45,882

Depreciation and
amortization expense	$176	$281	$329	$786	$	---	$786

Interest expense	$357	$311	$117	$785		$104	$889

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

INCOME TAX PROVISION

Income tax expense of $17 was recorded for the three and nine-month periods ended July 31, 2004 as compared to $212 of tax benefit in the three-month period ended July 31, 2003 and $771 for the nine-month period ended July 31, 2003. Income tax benefits are created primarily through net operating loss carryforwards recognized to the extent they are available to offset the Company’s net deferred tax liability. Operating losses during the quarter ended July 31, 2004 have been reserved with a valuation allowance. Any quarterly tax benefits are based on the estimated effective tax rate for the full year.

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

Item 6.    Exhibits And Reports On Form 8-K

Exhibits

The exhibits filed as part of this Amendment No. 1 to Form 10-Q/A are listed in the Exhibit Index, which is incorporated herein by reference.

Reports on Form 8-K

Form 8-K filed on May 7, 2004, reporting under Item 9.

Form 8-K filed on May 14, 2004, reporting under Items 2 and 7.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 20, 2004 Date	Obsidian Enterprises, Inc. By: Timothy S. Durham, Chairman and Chief Executive Officer

September 20, 2004 Date	By: Rick D. Snow, Executive Vice President/Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Timothy S. Durham.	Attached

31.2	Certification of Rick D. Snow.	Attached

32.1	Statement Regarding Certification Pursuant to 18 U.S.C.ss. 1350 by Timothy S. Durham, Chief Executive Officer.	Attached

32.2	Statement Regarding Certification Pursuant to 18 U.S.C.ss. 1350 by Rick D. Snow, Chief Financial Officer.	Attached