Form 10-Q/A
period 2004-07-31
OBSIDIAN ENTERPRISES INC
filed 2004-09-22
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

The Company is filing this Amendment No. 2 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended July 31, 2004, solely to include conformed signatures which were inadvertently omitted from Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended July 31, 2004, which was filed on September 20, 2004. This Amendment No. 2 is otherwise identical to Amendment No. 1.

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

Explanatory Note

        The Company is filing this Amendment No. 2 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended July 31, 2004, solely to include conformed signatures which were inadvertently omitted from Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended July 31, 2004, which was filed on September 20, 2004. This Amendment No. 2 is otherwise identical to Amendment No. 1. Although the Chief Executive Officer and Chief Financial Officer did manually execute the signature page to Amendment No. 1 and the certifications included in Exhibits 31.1, 31.2, 32.1 and 32.2 thereof, the conformed signatures were inadvertently omitted from the electronic version of the document filed on EDGAR.

        Amendment No. 1 was filed on September 20, 2004, solely to correct one typographical on the cover page of the filing and to correct certain typographical errors contained in the Consolidated Financial Statements contained in Item 1 of Part I and in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item II of Part I of the Form 10-Q filed with the Securities and Exchange Commission on September 15, 2004.

        The cover page of the Form 10-Q filed on September 15, 2004 incorrectly included a check mark indicating that the Company is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act), when the Company is not an accelerated filer.

         In addition, the line item showing the total balance at July 31, 2004 in the Condensed Consolidated Statements of Stockholders' Deficit and Comprehensive Loss contained two typographical errors. The Total Balance at July 31, 2004 was shown as $(7,477) and has should have been $(7,579). The Total Fair value adjustment on redeemable stock was shown as $1,196 and should have been $1,094. These errors were the result of a miscommunication in the edgarizing process.

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

Item 6.    Exhibits And Reports On Form 8-K

Exhibits

The exhibits filed as part of this Amendment No. 2 to Form 10-Q/A are listed in the Exhibit Index, which is incorporated herein by reference.

Reports on Form 8-K

Form 8-K filed on May 7, 2004, reporting under Item 9.

Form 8-K filed on May 14, 2004, reporting under Items 2 and 7.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 22, 2004 Date	Obsidian Enterprises, Inc. By: /s/ Timothy S. Durham Timothy S. Durham, Chairman and Chief Executive Officer

September 22, 2004 Date	By: /s/ Rick D. Snow Rick D. Snow, Executive Vice President/Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Timothy S. Durham.	Attached

31.2	Certification of Rick D. Snow.	Attached

32.1	Statement Regarding Certification Pursuant to 18 U.S.C.ss. 1350 by Timothy S. Durham, Chief Executive Officer.	Attached

32.2	Statement Regarding Certification Pursuant to 18 U.S.C.ss. 1350 by Rick D. Snow, Chief Financial Officer.	Attached