Form 10-K
period 2004-10-31
OBSIDIAN ENTERPRISES INC
filed 2005-02-14
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _______________

0-17430
Commission File Number

OBSIDIAN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2154335 (IRS Employer Identification No.)

111 Monument Circle, Suite 4800 Indianapolis, IN (Address of principal executive offices)	46204 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     NO

As of April 30, 2004, the aggregate market value of the Company's common stock held by non-affiliates of the registrant, based on the average bid and ask price on such date, was approximately $2,399,836.

As of January 30, 2005, the registrant had 3,109,333 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

INFORMATION REQUIRED IN PART II AND PART III HAS NOT BEEN INCORPORATED BY REFERENCE.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 2

PART I

ITEM 1.    BUSINESS.

DESCRIPTION OF BUSINESS

OVERVIEW
Obsidian Enterprises, Inc. (“Obsidian Enterprises”) is a holding company headquartered in Indianapolis, Indiana. We have historically invested in and acquired small and mid-sized companies in industries such as manufacturing and transportation.

Our goals are to maximize the profits of our current subsidiaries and to acquire additional manufacturing companies of similar size. We currently conduct business through six subsidiaries:

Butyl-Rubber Reclaiming

»	U.S. Rubber Reclaiming, Inc. ("U.S. Rubber"), acquired in fiscal 2001, owns and operates butyl-rubber reclaiming facilities;

Coach Leasing

»	Pyramid Coach, Inc. ("Pyramid"), acquired in fiscal 2001, provides luxury coach leases for corporations and the entertainment industry;

»	Obsidian Leasing Company, Inc. ("Obsidian Leasing"), formed in fiscal 2002, owns some of the coaches operated by Pyramid;

Trailer and Related Transportation Equipment Manufacturing

»	United Expressline, Inc., ("United"), acquired in fiscal 2001, manufactures steel-framed cargo, racing and specialty trailers;

»	Danzer Industries, Inc. ("Danzer"), the only subsidiary of the Company until fiscal 2001, manufactures metal parts and truck bodies for the service and utilities markets; and

»
Classic Manufacturing, Inc. (“Classic”), acquired in May 2004, manufactures steel-framed cargo, fifth wheel, gooseneck, motorcycle, race, snowmobile and stacker/lift trailers and open trailers used in the landscape industry.

Prior to fiscal 2001, our only subsidiary was Danzer. In fiscal 2001, we changed our management and expanded our business. Timothy S. Durham became our Chief Executive Officer and Chairman of the Board and we purchased four new businesses from Mr. Durham, Obsidian Capital Partners, L.P (“Partners”) and the other owners of such businesses pursuant to an Acquisition Agreement and Plan of Reorganization, dated June 21, 2001. Pursuant to the Acquisition Agreement and Plan of Reorganization, shares of our Series C Preferred Stock were issued to the sellers in exchange for our acquisition of the businesses. We currently own and operate three of the businesses acquired in this transaction, U.S. Rubber, Pyramid, and United. The fourth business acquired, Champion Trailer, Inc. (“Champion”), which manufactured racecar transporters, specialty exhibits trailers and mobile hospitality units, was sold in 2003.

In October 2001, we changed our state of incorporation from New York to Delaware and our name was changed from Danzer Corporation to Obsidian Enterprises, Inc.

In March 2004, Obsidian Capital Partners converted all of its shares of our Series C Preferred Stock and our Series D Preferred Stock into a total of 2,218,725 shares of our common stock. Following this conversion, no shares of our Series C or Series D Preferred Stock are currently outstanding. Also in fiscal 2004, the shareholders approved a 50-to-1 reverse stock split. As a result of the reverse stock split and the amendment to the Certificate of Incorporation we reduced the number of shares of common stock outstanding and the number of authorized shares were also reduced.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 3

SEGMENTS
We operate in three industry segments:

»	butyl rubber reclaiming;

»	trailer and related transportation equipment manufacturing; and

»	coach leasing.

All sales are in North and South America, primarily in the United States, Canada and Brazil. For quantitative and geographic segment information, see Note 13 in the Notes to Consolidated Financial Statements.

Butyl Rubber Reclaiming

Our butyl rubber processing facilities are located in two adjacent plants in Vicksburg, Mississippi. We collect various used and scrap butyl rubber products, primarily inner tubes from tires, and then reprocess these into reclaimed butyl rubber sheets. We sell reclaimed butyl rubber products through an internal sales force.

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

Three other enterprises engaged in reclaiming butyl rubber worldwide are:

»	The Gujarat Company in India;

»	Han Cook in Korea; and

»	Vrederstein N.V. in the Netherlands.

These enterprises are not major competitors of ours for sales in the North and South America, because price is the primary competitive factor and cost of transportation increases the prices these other enterprises can offer. These enterprises do compete with us for the purchase of used and scrap butyl rubber products, our primary raw material.

Two enterprises manufacture virgin butyl rubber for sale in the United States:

»	Exxon Corporation; and

»	Bayer AG.

These enterprises are much larger than we are, are well capitalized and have larger sales staffs. The prices these enterprises charge for virgin butyl rubber place an upper limit on the prices that we can charge for reclaimed butyl rubber.

We obtain our supply of scrap inner tubes primarily from approximately 1,000 scrap merchants located principally in the United States. We also import a small supply of scrap inner tubes from sources in Brazil, Venezuela, and India. Our ability to produce reclaimed butyl rubber is potentially restrained by the limited supply of scrap butyl rubber products. Since the introduction of tubeless tires for automobiles in the 1970s, the number of scrap inner tubes from sources in the United States has declined substantially. In the United States, inner tubes are now primarily limited to the agricultural and large truck tire market. We also obtain some additional supplies with reclaiming scrap butyl rubber pads from the manufacturers of other butyl rubber products. This pad scrap is created as a result of the manufacturing process for molded butyl rubber products and is available at approximately 60% of the cost of scrap inner tubes. The pad scrap is a partial substitute for inner tubes as raw material for our reclaimed butyl rubber product.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 4

We recently introduced new processing equipment including a wet grind and cryogenic systems to increase our ability to utilize additional rubber products in our butyl rubber reclaim process and to add new natural rubber products to this segment.

We are the primary supplier of reclaimed butyl rubber to most of the tire industry in the United States and we also have tire manufacturer customers in Canada and Brazil. Although we have had long-term relationships with our primary customers, we do not have long-term contracts with them. Three of our reclaimed butyl rubber customers accounted for a substantial portion of our butyl rubber sales in fiscal 2004:

¤	Michelin: 40%

¤	Kelley Springfield: 22%

¤	Tyco Adhesives: 12%

The loss of any of the largest customers would materially and adversely affect our revenues. Our reclaimed butyl rubber products are generally ordered by customers monthly and shipped promptly after the order. Customers generally pay accounts on 30- to 60-day terms.

Trailer and Related Transportation Equipment Manufacturing

Manufacturing

We manufacture specialty racing, cargo and ATV trailers at facilities we own in Bristol, Indiana, and in White Pigeon and Sturgis, Michigan. In fiscal 2002, we also began manufacturing cargo trailers at our facility in Hagerstown, Maryland (which principally manufactures service truck bodies, as discussed below) to utilize the available manufacturing capacity at the facility and to meet demand for cargo trailers. We also maintain a facility in Elkhart, Indiana to provide warranty maintenance.

We also manufacture service truck bodies to order for original equipment truck manufacturers and under the “Morrison” trademark at our facility in Hagerstown, Maryland.

Customers, Sales and Marketing

We sell our “United Trailers,” “Danzer Trailers,” and “Classic Trailers” product lines through a network of approximately 420 dealers in the United States and Canada, principally in the Midwestern and Eastern United States. The trailers are built to order to dealer specifications. Although we have formal agreements with a few of these dealers, most of the dealership arrangements are informal and nonexclusive. The terms of sale for the trailer products when title transfers (FOB the plant) with payment generally due upon the dealer taking delivery of the trailer, although certain dealers have 30- or 60-day payment terms. Our trailer business is somewhat seasonal, with fewer orders during the months from November through January. Seasonality of our business relates primarily to increased purchases during the warmer months of the year. Although the prices for our trailer brands can be as high as $79,000, the average price is approximately $3,900.

Our service truck bodies are sold primarily to customers located in the Eastern and Southeastern United States. We sell our service truck bodies to original equipment truck manufacturers, or “private labels”, shipping finished bodies to the customer for installation on truck body chassis. We also sell service truck bodies under our proprietary “Morrison” trademark to a network of approximately 300 dealers who, in turn, sell to municipalities, utility companies, cable companies, phone companies and contractors. Sales of our service truck bodies tends to follow a seasonal pattern of increased purchases during the spring and fall and lower purchases during the months of late fall and winter due to the purchasing habits of the telecom industry. Although the prices for our service truck bodies can be as high as $10,000, the average price is approximately $3,000.

Sales of both trailers and truck service bodies are conducted through an internal sales force maintained by our subsidiaries.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 5

Competitors

A significant number of companies manufacture specialty racing, cargo and ATV carriers in the United States. Although many of these companies are relatively small and do not possess our technical capability, a number of our competitors are much larger and possess equal or greater technical and financial resources. Four of our larger competitors are:

»	Haulmark Industries;

»	Pace American;

»	U.S. Cargo; and

»	Wells Cargo.

We compete for specialty racing, cargo and ATV trailer sales through price, quality and availability, but price generally is the most important factor.

A significant number of companies manufacture service truck bodies in the United States. While many of these companies are relatively small and do not possess our technical capacity, a number of our competitors are much larger and possess equal or greater technical and financial resources. Four of these competitors are:

»	Knapheide Manufacturing Co.;

»	Omaha Standard, Inc.;

»	Reading Body Works, Inc.; and

»	Stahl, a Scott Fetzer Co., which is a wholly-owned subsidiary of Berkshire Hathaway, Inc.

We compete for service truck body sales through price and service, with price being the most important factor. We also offer service truck bodies made to the individually specified requirements of our customers.

Raw Materials

We purchase our raw materials for the trailer and related transportation equipment segment from numerous suppliers. During fiscal 2003 and 2004, the supply of plywood and steel became limited. These limitations resulted from the Hurricanes in Florida which affected the plywood market and the aggressive purchasing of steel by China. Although we had an adequate supply for our production needs, the prices for these materials escalated substantially. At this time, we cannot estimate if or when the cost of plywood or steel will return to historic levels, and we are pursuing alternate material sources.

Warranties

We generally warrant our trailer and related transportation equipment to be free from defects in material and workmanship, and we also provide warranties relating to performance under normal use, including service for 12 months after retail sale. Our obligation under these warranties generally is limited to the repair or replacement of the defective product. Historically, our warranty costs have not been material to our consolidated financial statements.

Backlog

The backlog of our trailer and related transportation segment as of October 31, 2004 was approximately $6,823, as compared to backlog as of October 31, 2003 of $4,650 (stated in thousands). We expect to fill this backlog during fiscal 2005.

Coach Leasing

We lease high-end luxury entertainment coaches from our facility in Nashville, Tennessee. We lease coaches for both short-term (weekly or monthly) and long-term periods.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 6

At October 31, 2004, we managed 39 coaches. We also sometimes sublease coaches from other coach owners on a short-term basis in order to lease them to our customers.

DW Leasing, LLC (“DW Leasing”), a company Mr. Durham controls, transferred 22 coaches to our subsidiary Obsidian Leasing in fiscal 2002. DW Leasing continues to own seven coaches that we manage. We also manage eleven coaches owned by DC Investments Leasing, LLC (“DC Investments Leasing”), an entity controlled by Mr. Durham.

Our consolidated financial statements include the assets, liabilities and equity of DW Leasing and the results of its operations, and since its December 1, 2002 inception, the assets, liabilities and equity of DC Investments Leasing and the results of its operations. Both of these entities are in the business of coach leasing and their coaches are leased exclusively through Pyramid. For additional information, see the discussion of FASB Interpretation No. 46 included in Note 1 to the Notes to Consolidated Financial Statements contained in Item 8.

We lease coaches through an internal sales force to country, rock-n-roll, pop and traveling Broadway show entertainment industries across the United States. We also lease coaches to various corporations. During the year ended October 31, 2004, we leased coaches to a number of touring groups, including Kid Rock, Brad Paisley, Alan Jackson, Sheryl Crow, Christina Aguilera and the New York City Opera. Our corporate customers include Playboy and “Rock the Vote 2004".

Several other companies lease luxury coaches in the United States. A significant number of companies are small in comparison to the number of coaches in our fleet. Although many of these companies are relatively small and do not possess our amenity qualities, a number of our competitors are much larger and possess equal or greater amenity qualities and financial resources. Some of our larger competitors include:

»	Entertainer Coaches of America;

»	Florida Coach;

»	Senators Coach; and

»	Hemphill Brothers.

We believe that amenities are an important factor in leasing coaches to our target market and we equip our coaches with a full complement of amenities. We compete with other luxury coach providers based on a combination of quality, amenities, availability and price. During fiscal 2004 we experienced turnover in management, and the entertainment touring experienced a slowdown which reduced our business by an estimated 25% that had a negative impact on our operations. At this time, we cannot estimate when touring levels for the entertainment industry will return to previous levels.

GOVERNMENT REGULATION

Federal, state, and local agencies regulate areas of our business, including environmental and fire hazard control. They also regulate our work place to ensure safe working conditions for our employees. The trailers and truck bodies we manufacture must meet standards set by state and federal transportation authorities and the coaches we lease must comply with those standards and regulations. These regulatory bodies could take actions that would have a material adverse affect on our ability to do business.

EMPLOYEES

As of October 31, 2004, we had 420 employees. We have a labor contract through January 2008 with the United Brotherhood of Carpenters and Joiners of America for the approximately 50 production workers at our truck body manufacturing facility in Hagerstown, Maryland. None of the employees at our other facilities is represented by a labor union. We believe that our employee relations are satisfactory.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 7

PATENTS AND PROPRIETARY TECHNOLOGY

We do not rely on any patents, registered trademarks, or special licenses to give us a competitive advantage. The “Morrison,” “Danzer,” “Pyramid,” “United Trailer,” and “Classic Trailer” brand names have brand recognition in the relevant market.

RESEARCH AND DEVELOPMENT

We have not incurred any material research and development expenses during any of our last three fiscal years and we do not contemplate incurring any material research and development expenses in fiscal 2005.

FINANCIAL INFORMATION FOR BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

We operate our business through three segments. For further detail of revenue, profit or loss and total assets see Note 13 to the Notes to Consolidated Financial Statements contained in Item 8.

FORWARD-LOOKING INFORMATION AND RISKS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. You can identify forward-looking statements by the use of words and phrases such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects,” “believes,” “anticipates,” “looking forward” and other words and phrases of similar meaning. You also can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Readers should carefully review the risks described in this and other documents that we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in fiscal 2005. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Forward–looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company wishes to caution readers that the following important factors among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company:

1.
Our financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the period since June 2001, the Company and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. The Company and certain of its subsidiaries are also in violation of certain financial covenants in their respective credit agreements as of October 31, 2004 and we have been unable to obtain waivers for certain of these violations (as discussed in “Financial Covenants” below). Additionally, as discussed below, our losses have historically been funded by related party loans from Fair Holdings, Inc. ("Fair Holdings"), an entity controlled by our Chairman, which is also in violations of certain covenants under its credit agreement. Our continuing losses and covenant violations, combined with uncertainties relating to our ability and the ability of Fair Holdings to refinance our debt or obtain waivers from our lenders regarding these covenant violations, have led the Company’s independent auditor, McGladrey & Pullen LLP, to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended October 31, 2004 expressing substantial doubt about the Company’s ability to continue as a going concern. Our continued realization of our assets and satisfaction of our liabilities in the normal course of business is dependent upon our ability to generate sufficient cash flow to meet our financial obligations, to comply with the terms of our debt financing agreements, to obtain refinancing of certain obligations and to continue to receive financial support under our line of credit with Fair Holdings. Management’s plans in regard to these matters are described in “Liquidity and Capital Resources” and in Note 2 to the Company’s consolidated financial statements included elsewhere in this report.

2.
In the period since June 2001, we have incurred losses and reductions in equity on a consolidated basis. The Company and certain of its subsidiaries are also in violation of certain financial covenants in their respective credit agreements as of October 31, 2004 and we have been unable to obtain waivers for certain of these violations (as discussed in "Financial Covenants" in Management's Discussion and Analysis below). All amounts outstanding as of October 31, 2004 under these credit agreements have been classified as current on our balance sheet. We are currently negotiating to obtain waivers or refinance the credit agreements where covenant violations exist and we do not expect these violations to impair our ability to fund current and future obligations of the Company. Historically, losses and certain third-party debt repayments have been financed with DC Investments, LLC ("DC Investments") and its subsidiary Fair Holdings, entities controlled by the Company's Chairman, on terms that may not have been available from other sources. As of October 31, 2004, Fair Holdings is in violation of certain covenants in the credit agreement with its lender. These violations have not been waived, nor has the lender agreed not to take action against Fair Holdings as a result of the violations. Action by the lender to require repayment of all amounts due from Fair Holdings may impair Fair Holdings' ability to loan further amounts to the Company under its credit agreement with Fair Holdings. As of October 31, 2004, total debt outstanding to DC Investments and Fair Holdings was $20,299.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 8

3.
Our inability to obtain additional financing may prevent additional expansion in our current business or acquiring new businesses. Additional financing may not be available to us on advantageous terms or at all, if, for example the interest rates are unattractive or we do not have sufficient collateral available to secure the desired increase in debt. Currently all of our assets are being used to secure outstanding debt, so unless we acquire unsecured assets or obtain a partial release from our secured creditors of their security interests, we will not have available additional collateral to pledge to new debtors.

4.
We may issue equity to finance any future acquisitions or refinance existing debt. This would dilute the proportionate ownership of our current shareholders and may reduce per share value. Acquisitions may also lead to increased levels of borrowing. This would result in increased interest expense. Acquisitions are also likely to increase our depreciation and amortization expense. These factors may incur losses or reduced profits in the future.

5.
The prices of the raw materials we utilize are subject to fluctuation, as occurred in fiscal 2004. We may not be able to pass along any or all of these increases to our customers. As a result, increases in the price of raw materials may decrease the profit margin from sales of our products.

6.
Our overall strategy includes increasing revenue and reducing/controlling operating expenses. We have concentrated our efforts in ongoing, company-wide efficiency activities intended to increase productivity and reduce costs including personnel reductions, reduction or elimination of non-personnel expenses and realigning and streamlining operations. We cannot assure that our efforts will result in increased profitability for any meaningful period of time.

7.
We face significant competition in connection with the products and services we provide. The level of competition has increased recently and is expected to continue at increasing levels in the future. There are many other companies engaged in the manufacture of cargo trailers, luxury coach leasing and butyl rubber reclaiming, and many of these companies have greater financial and other business resources than those possessed by us. Furthermore, other companies may enter our area of business in the future. If competition increases, our sales and profits are likely to decline.

8.
We may have difficulty receiving our requirements for butyl rubber tubes, our principle raw material in this segment. In recent years, the number of sources of supply has been reduced. We continue to search for additional sources and to make purchases from foreign suppliers. However, if the number of suppliers is further reduced, or if we are otherwise unable to obtain butyl raw material requirements on a timely basis and on favorable terms, our operations may be harmed.

9.
There is a limited market for our Common Stock. There can be no assurance that a broader market for the Common Stock will develop. Selling shares of the Common Stock may be difficult because smaller quantities of shares are bought and sold and security analysts’ and news media coverage about the Company is limited. These factors could result in lower prices and larger spreads in the bid and asked prices for the shares of Common Stock.

10.
Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 9

ITEM 2.    PROPERTIES.

The following describes the Company's properties:

Identification	Location	Ownership/Description	Segment

Headquarters	111 Monument Circle, Suite 4800, Indianapolis, IN 46204	3,700 square feet leased commercial office space	N/A

Butyl Rubber Processing Plants	Vicksburg, Mississippi	Two adjacent plants aggregating 87,000 square feet, each owned by the Company and encumbered by a mortgage to PNC Bank	Butyl Rubber Processing

Truck Body Plant	Hagerstown, Maryland	75,000 square foot plant owned by the Company and encumbered by a mortgage to Fair Holdings	Trailer and related transportation equipment manufacturing

Trailer Manufacturing Plant	Bristol, Indiana	Several buildings aggregating 49,000 square feet owned by the Company and encumbered by a mortgage to First Indiana Bank NA	Trailer and related transportation equipment manufacturing

Trailer Manufacturing Plant	Elkhart, Indiana	35,000 square foot plant leased by the Company *	Trailer and related transportation equipment manufacturing

Trailer Manufacturing Plant	White Pigeon, Michigan	47,000 square foot plant owned by the Company and encumbered by a mortgage to First Indiana Bank NA	Trailer and related transportation equipment manufacturing

Coach Leasing Office	Nashville, Tennessee	12,000 square feet of office space and other facilities leased by the Company	Coach Leasing

Trailer Manufacturing Plant	Sturgis, Michigan	54,000 square foot plant leased by the Company**	Trailer and related transportation equipment manufacturing

* Lease is short term and upon expiration in fiscal 2005 the operations of this facility will transfer to other existing facilities.

** Long term lease expiring May 2012.

We believe that our property, plant and equipment are well maintained and adequate for our requirements. We also believe that all of our assets are adequately covered by insurance.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 10

ITEM 3.    LEGAL PROCEEDINGS.

Subsequent to October 31, 2004, Pyramid and its parent, Obsidian Enterprises, and other affiliated companies and members filed suit against the former owners of Pyramid for violation of the terms of its non-compete agreement. The lawsuit was filed against various individuals and operating entities that are directly competing with the Company and the Company is seeking punitive and compensatory damages.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is currently traded on the OTC Bulletin Board under the symbol “OBDE.OB.” The following table sets forth the high and low bid quotations for the common stock for the fiscal quarters indicated.

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
1st Quarter	$17.50	$11.50	$13.00	$8.00
2nd Quarter	$20.00	$5.00	$12.50	$9.00
3rd Quarter	$10.00	$2.50	$11.50	$5.00
4th Quarter	$6.25	$2.95	$15.00	$7.50

The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark down or commissions and may not necessarily represent actual transactions. At October 31, 2004, there were approximately 720 holders of record of the Company’s common stock. Some of the shares of common stock are held in street name for an unknown number of beneficial owners. To date the Company has not paid a cash dividend on its common stock. The payment and amount of any future cash dividends would be restricted by the Company’s lenders and will necessarily depend upon conditions such as the Company’s earnings, financial condition, working capital requirements and other factors. The Company does not anticipate paying any dividends in the near future. As of October 31, 2004 the Company has no outstanding options or warrants under any equity compensation plan.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth certain selected consolidated financial information concerning the Company. This information is not covered by the independent auditor’s report. For further information, see the accompanying Consolidated Financial Statements of Obsidian Enterprises, Inc. and subsidiaries for the years ended October 31, 2004, 2003, and 2002 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 8, “Financial Statements and Supplementary Data” below.

The information for the year ended December 31, 2000 is for that of U.S. Rubber only, the accounting acquirer in the reverse merger further described in Item 8.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 11

OPERATING DATA:

(Amounts in thousands, except per share data)

	Year Ended October 31,			Ten Months Ended October 31,	Year Ended December 31,
	2004	2003	2002	2001	2000
Net sales	$64,360	$59,295	$57,274	$24,689	$12,583
Income (loss) from operations	(3,867)	(978)	449	981	184
Discontinued operations, net of tax	---	(49)	(1,040)	(3,376)	---
Cumulative effect of change in accounting principle	---	---	(2,015)	---	---
Net income (loss)	(8,033)	(3,873)	(6,330)	(4,395)	48
Basic and diluted loss per share:
From continuing operations	(2.47)	(5.87)	(4.50)	(2.00)	---
Discontinued operations	---	(.07)	(1.44)	(6.50)	---
Cumulative effect of change in
accounting principle	---	---	(2.80)	---	---
Net loss per share	(2.47)	(5.94)	(8.74)	(8.50)	---

BALANCE SHEET DATA:

	October 31,				December 31,
	2004	2003	2002	2001	2000
Working capital (deficit)	$(10,504)	$6,045	$1,591	$(2,528)	$864
Total assets	49,419	45,882	45,923	48,850	9,633
Long-term debt, including current portion
and redeemable stock	48,795	43,221	36,464	35,382	3,846
Stockholders' equity (deficit)	(9,463)	(3,253)	(689)	1,331	4,939

No dividends have been declared or paid in any period presented.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on November 1, 2001. SFAS No. 142 changed the accounting for goodwill from a model that required amortization supplemented by impairment tests to an accounting model based solely upon impairment tests. The consolidated operating data presented includes goodwill amortization only for the ten months ended October 31, 2001. Had the nonamortization provisions of SFAS No. 142 been effective prior to fiscal 2001, the net loss for the ten months ended October 31, 2001 would have been reduced by $76 to $4,319. There would be no change in earnings per share. All other periods presented would be unchanged.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 12

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All dollar amounts in this Item 7 are in thousands (except for share and per share information).

Organization of Financial Information

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” in Item 1 of this Annual Report on Form 10-K.

The consolidated financial statements and notes are presented in Item 8 of this Annual Report on Form 10-K. Included in the consolidated financial statements are the consolidated statements of operations, consolidated balance sheets, consolidated statements of cash flows, and consolidated statements of stockholders’ deficit and comprehensive loss. The notes, which are an integral part of the consolidated financial statements, provide additional information required to fully understand the nature of amounts included in the consolidated financial statements.

Significant Transactions and Financial Trends

Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce, earnings and materially affect financial trends. Significant transactions discussed in this Management’s Discussion and Analysis include:

»	Strategic acquisitions;

»	Raw material price increases and our cost reduction initiatives;

»	Covenant defaults under the credit agreements in place at certain of our subsidiaries;

»	An asset impairment charge and discontinued operations recorded in fiscal 2002; and

»	The cumulative effect of a change in accounting principle as a result of adopting Statement of Financial Accounting Standard (SFAS) No. 142 in fiscal 2002.

These significant transactions or events resulted from unique facts and circumstances that are not expected to recur with similar materiality or impact on continuing operations. While these items are important in understanding and evaluating financial results and trends, other transactions or events such as those discussed later in this Management’s Discussion and Analysis may also have a material impact. An understanding of these transactions or events is necessary in order to estimate the likelihood that current trends will continue or these events will recur.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 13

INTRODUCTION

Obsidian Enterprises is a holding company headquartered in Indianapolis, Indiana. We conduct business through our subsidiaries:

Butyl Rubber Reclaiming

»	U.S. Rubber., acquired in fiscal 2001, owns and operates butyl rubber reclaiming facilities;

Coach Leasing

»	Pyramid, acquired in fiscal 2001, provides luxury coach leases for corporations and the entertainment industry;

»	Obsidian Leasing , formed in fiscal 2002, owns some of the coaches operated by Pyramid;

Trailer and Related Transportation Equipment Manufacturing

»	United, acquired in fiscal 2001, manufactures steel-framed cargo, racing and specialty trailers;

»	Danzer, the only subsidiary of the Company until fiscal 2001, manufactures metal parts and truck bodies for the service and utilities markets; and

»	Classic, acquired in May 2004, manufactures steel-framed cargo, fifth wheel, gooseneck, motorcycle, race, snowmobile and stacker/lift trailers and open trailers used in the landscape industry.

While each of the subsidiaries markets its products or services independently, our emphasis is to provide high quality products and services by taking advantage of cross-selling opportunities, manufacturing and other operational efficiencies through each of the subsidiaries.

RESULTS OF OPERATIONS

GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the period since June 2001, Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. The Company and certain of its subsidiaries are also in violation of certain financial covenants in their respective credit agreements as of October 31, 2004 and we have been unable to obtain waivers for certain of these violations (as discussed in “Financial Covenants” below). All amounts outstanding as of October 31, 2004 under these credit agreements have been classified as current on our balance sheet. We are currently negotiating to obtain waivers or refinance the credit agreements where covenant violations exist and we do not expect these violations to impair our ability to fund current and future obligations of the Company. Historically, losses and certain third-party debt repayments have been financed with DC Investments, LLC (“DC Investments”) and its subsidiary Fair Holdings, Inc. (“Fair Holdings”), entities controlled by the Company’s Chairman, on terms that may not have been available from other sources. As of October 31, 2004, Fair Holdings is in violation of certain covenants in the credit agreement with its lender. These violations have not been waived, nor has the lender agreed not to take action against Fair Holdings as a result of the violations. Action by the lender to require repayment of all amounts due from Fair Holdings may impair Fair Holdings' ability to loan further amounts to the Company under its credit agreement with Fair Holdings. As of October 31, 2004, total debt outstanding to DC Investments and Fair Holdings was $20,299.

These continuing losses and covenant violations, combined with uncertainties relating to the ability of the Company and Fair Holdings to refinance their debt or obtain waivers from their lenders regarding these covenant violations, have led the Company’s independent auditor, McGladrey & Pullen LLP to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended October 31, 2004 expressing substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in “Liquidity and Capital Resources” and in Note 2 to the Company’s consolidated financial statements included elsewhere in this report.

OVERVIEW

During fiscal 2004, our results of operations were negatively impacted by various events discussed below. During fiscal 2005, we intend to focus our efforts on generating positive cash flow and increasing our working capital through improved operations and pursuing significant strategic initiatives.

»
In the trailer and related transportation equipment manufacturing segment we successfully completed the acquisition of Classic in Sturgis, Michigan in fiscal 2009. The addition of Classic enabled us to add synergistic products to our trailer line. The addition of Classic added revenues to this segment of 20% on an annualized basis and helped improve our gross margins in this segment by approximately 3% on an annualized basis. The segment was negatively affected by the significant increases in raw material prices during fiscal 2004 which reduced our gross margins. We were able to pass some of the increases through to our customers through price increases of approximately 12%. Our price increases lagged behind the raw material price increases throughout 2004, which reduced our overall gross margins.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 14

We expect market conditions to remain very competitive and raw material prices to remain somewhat volatile in this segment. As raw material prices begin to level off we expect our price increases to return our margins to a profitable level. We are also implementing programs with a goal of reducing the costs of raw material. Our cost of materials percentage historically has been above the industry average. Our cost reduction initiatives for fiscal 2005 include combining the purchasing power of all our subsidiaries to negotiate better pricing through higher volume purchases. We also expect to be able to take advantage of purchase discounts with additional available working capital through a new line of credit. Additional strategies in the trailer and related transportation segment include: building sales growth through market expansion, cross selling and additional geographical production with Classic. We continue to evaluate strategic acquisitions to determine whether they can improve the performance of this segment.

»
Our butyl rubber reclaiming segment sales remained flat during fiscal 2004. We continue to search for new market sources of butyl raw material. We are continuing to expand our recycling program with the chapters of The National FFA Organization. We implemented a new Fine Grind process that increases our ability to use other types of rubber in our Butyl reclaim process. Additional costs were incurred to maintain the equipment in this very capital intensive operation. We also incurred significant increases in energy costs. During fiscal 2004 we implemented a five percent price increase as our cost to obtain raw materials has increased and the maintenance of the equipment as increased.

For fiscal 2005 we expect the market demand for our product to be high due to our current order backlog. The availability of raw material for butyl rubber reclaiming to meet the market demands continues to be a concern. We expect our continued participation with The National FFA Organization will improve our ability to recover and process additional butyl materials. In addition we will continue to modify our Fine Grind operation to increase our rubber resource utilization of existing material. Also during the fourth quarter of fiscal 2004 we started the design and implementation of a cryogenic process. This process will enable the Company to expand its product lines of natural rubber in new markets. Full implementation is expected to be completed by the second quarter of fiscal 2005.

»
Our luxury coach leasing segment was negatively affected by a decrease in sales from a lower utilization of our fleet. The lower utilization is due to increased market competition in the industry and a significant decrease in the number of entertainers touring. As noted in the legal matters under Item 3, the company filed a law suit in December 2004 against the former owners of Pyramid for violation of their non-compete agreement. Several tours that utilized our coaches during fiscal 2003 did not return in fiscal 2004. Utilization of our fleet for fiscal 2004 decreased approximately 30% which in turn had a significant negative impact on the earnings of this segment.

»
As discussed below under “Liquidity and Capital Resources,” in fiscal 2004, we had completed negotiations to increase the Company’s line of credit facility of $15,000 of which approximately $4,185 was available for borrowing by the Company at October 31, 2004.

»
We will continue to pursue strategic acquisition opportunities that include targets both in our traditional, basic industries and manufacturing sectors as well as targets that possess assets (including cash) that are outside our traditional areas of focus, and available on terms that our management believes to be attractive. This strategy resulted in a traditional acquisition of Classic effective May 1, 2004. We also incurred significant increases in professional fees of approximately $600 for the unsuccessful exchange offer for Net Perceptions during 2004. While no material negotiations are currently active with respect to any targets, we anticipate that over the course of fiscal 2005 we will pursue acquisition opportunities that we deem attractive in a variety of industry sectors. Ultimately, these acquisitions may (but cannot be guaranteed to) result in our having increased financial resources and potentially a broader asset base and more diversified sources of revenue.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 15

Fiscal 2004 Compared with Fiscal 2003

The following table details our results of operations as a percentage of sales:

	Year Ended October 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	89.8	87.3
Selling, general and administrative expenses	16.8	14.4
Interest expense	6.5	6.0

Net Sales

Net sales in fiscal 2004 were $64,360 compared to $59,295 in fiscal 2003, an increase of 8.5%. The sales growth relates primarily to the purchase of Classic in May 2004. In addition, cargo trailer sales have increased due to the increased capacity and sales growth from our Hagerstown Maryland facilities along with an average price increase of 4.5% to offset raw material price increases. Sales in the butyl rubber reclamation segment decreased slightly and sales in the coach leasing segment decreased approximately $1,800.

        Looking ahead, we expect improvement of sales growth in fiscal 2005 compared to sales growth in 2004, driven primarily by:

»	The introduction of new products in trailer and related transportation equipment segment with the addition of Classic and other potential acquisitions.

»	Additional production capacity through our Hagerstown, Maryland facility for market expansion on the East coast for cargo trailers.

»
The introduction of new products for our rubber reclamation segment with the successful implementation of our cryogenic production equipment to add other rubber products for our current customers and new markets.

»	General price increases to pass through significant price increases for raw materials.

»	Expected improvement in overall economic conditions.

There can be no guarantee, however, that such growth will occur. Please see Note 1 to the Notes to Consolidated Financial Statements for a discussion of the Company’s ability to continue as a going concern.

Gross Profit

Gross profit as a percentage of sales decreased 2.5 percentage points from 12.7 percent in fiscal 2003 to 10.2 percent in fiscal 2004. The decrease was mainly the result of increased raw material costs in our trailer and related transportation equipment segment related to steel and wood which are the most significant components of our cost of goods sold. In addition, our rubber reclaim segment incurred additional costs during fiscal 2004 for repair and maintenance of their equipment and the purchase of raw materials from foreign sources. We were able to pass some of the raw material cost increases through to our customers although our price increases lagged behind the raw material cost increases throughout fiscal 2004, reducing our overall gross profit.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 16

Looking ahead, we expect to improve our gross profit margins in fiscal 2005 compared to fiscal 2004, primarily by the integration of acquisitions and cost reductions as follows:

»	The addition of Classic should improve the overall gross margin as the product lines provided by Classic historically have had higher gross margins.

»	We are implementing a process to pool all of our related purchasing together for all our subsidiaries to increase our purchasing power through volume discounts.

»
Our refinancing and increase of our working capital line of credit with Fair Holding should enable us to take advantage of lost vendor discounts and allow us to save one to one and a half percent on our raw material purchases.

»
Continued development of our recycling program with The National FFA Organization for our rubber reclaim segment along with further implementation of our Fine Grind and Cryogenic systems should improve overall operating efficiencies and provide additional uses of our scrap rubber products.

Selling, General and Administrative (SG&A) Expenses

The Company’s SG&A expenses increased $2,290 or 26.8% for the year ended October 31, 2004 compared to 2003. The increase in expenses was due, in part, to professional fees and other expenses related to the unsuccessful exchange offer for Net Perceptions, Inc. These expenses are non-recurring and totaled approximately $600. Other increases include the additional SG&A expenses of $500 for Classic, depreciation and amortization of $375, insurance of $500 and the remaining increase of $315 for salaries, marketing expenses for website advertising and other general expenses.

Looking ahead, SG&A expenses are expected to increase. Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will increase our administrative expenses. We also expect to grow our company through mergers and acquisitions, which will include additional legal, and accounting expenses.

Interest Expense

Interest expense for the year ended October 31, 2004 as a percentage of average debt borrowings of $44,088 was 9.5%. Interest expense for the year ended October 31, 2003 as a percentage of average debt borrowings of $39,819 was 8.9%. The increase is primarily due to the increase of the prime rate as well as increased borrowings on related party debt to fund the operating losses discussed below in “Liquidity and Capital Resources,” and “Partners Equity Transactions.”

Income Tax Provision

The income tax benefit for the year ended October 31, 2004 decreased by $914 compared to the year ended October 31, 2003. The income tax benefit is created primarily through net operating loss carry forwards recognized to the extent they are available to offset the Company’s net deferred tax liability.

Fiscal 2003 Compared with Fiscal 2002

The following table details our results of operations as a percentage of sales:

	Year Ended October 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	87.3	83.5
Selling, general and administrative expenses	14.4	15.0
Loss on asset impairment	---	1.3
Loss from discontinued operations	---	1.8
Interest expense	6.0	6.2

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 17

Net Sales

Net sales in fiscal 2003 were $59,295 million compared to $57,274 million in fiscal 2002, an increase of 3.5%. Sales growth was primarily driven by our coach leasing segment with the addition of five new buses. Our butyl rubber segment also had increases due to increased demand in the oil exploration and tire industries. The trailer and related equipment manufacturing segment had a slight increase due to the discounting that occurred in the industry during fiscal 2003 and overall reduction in the sale of truck bodies.

Gross Profit

Gross profit as a percentage of sales decreased 3.8 percentage points from 16.5 percent in fiscal 2002 to 12.7 percent in fiscal 2003. The decrease was mainly the result of:

»	The sales discount program for cargo trailers that took place in fiscal 2003 which lowered our gross margin by $1,511 or 2.6%.

»	Increased raw material costs in our trailer segment of 1%, primarily related to plywood which is a significant portion of our raw materials used in production.

Purchases of raw materials in our rubber reclaim segment from foreign sources thus increasing the cost.

Selling, General and Administrative (SG&A) Expenses

Our SG&A expenses decreased $53 or .6% for the year ended October 31, 2003 compared to 2002. The decrease is related primarily to the overall decrease in professional fees for services in assisting with creating better subsidiary reporting and post acquisition activities, the cost to obtain prior year audits to meet regulatory filing requirements and the cost of using outside consultants to provide accounting and related services to management.

Interest Expense

Interest expense for the year ended October 31, 2003 as a percentage of average debt borrowings of $39,819 was 8.9%. Interest expense for the year ended October 31, 2002 as a percentage of average debt borrowings of $35,923 was 9.6%. The decrease is primarily due to the reduction of the prime rate as well as the refinancing debt and equity transactions discussed below in “Liquidity and Capital Resources” and “Partners Equity Transactions.”

Income Tax Provision

The income tax benefit for the year ended October 31, 2003 increased by $904 compared to the year ended October 31, 2002 The income tax benefit is created primarily through net operating loss carryforwards recognized to the extent they are available to offset the Company’s net deferred tax liability.

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

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 18

BUSINESS SEGMENTS

The following information provides perspective on our business segments’ sales and operating results for the years ended October 31, 2004, 2003, and 2002. The comments that follow should be read in conjunction with our consolidated financial statements and related notes contained in this Form 10-K. The following table shows net sales by product segment:

	Year Ended October 31,
	2004	2003	2002

Trailer manufacturing	$48,184	$41,009	$40,775
Butyl rubber reclaiming	10,712	11,005	10,125
Coach leasing	5,464	7,281	6,374

Total	$64,360	$59,295	$57,274

We allocate SG&A expenses to the respective subsidiaries primarily based on a percentage of sales. Amounts allocated by segment are as follows:

	Year Ended October 31,
	2004	2003	2002

Trailer manufacturing	$2,280	$1,174	$934
Butyl rubber reclaiming	507	317	232
Coach leasing	259	200	146

Total	$3,046	$1,691	$1,312

TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales, gross profit and loss before taxes and minority interest for this segment for the periods indicated:

	Year Ended October 31,
	2004	2003	2002

Net sales	$48,184	$41,009	$40,775
Cost of sales	44,116	37,704	35,077

Gross profit	$4,068	$3,305	$5,698

Gross profit %	8.4%	8.1%	14.0%

Loss before taxes and minority
interest	$(4,110)	$(3,480)	$(1,966)

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 19

Sales

Sales in this segment increased $7,175 or 17.5% over the comparable period of fiscal 2003. A portion of the increase relates to our purchase of Classic, which increased 2004 sales by $4,061. In addition, cargo trailer sales have increased $3,233 due to strong customer demand for both our United and Danzer products along with the acceptance of new products offered by both subsidiaries. The increase was offset by a $119 decrease in sales of truck bodies during the twelve months ended October 31, 2004. This reduction was related to the continued decrease in orders from the telecommunications industry for truck bodies. We do not anticipate any significant order increases from truck body customers in the near future.

In fiscal 2003, sales in this segment increased $234 or .6% as compared to fiscal 2002. The increase was primarily related to the sales of cargo trailers increasing by approximately $1,600 as a result of additional production facilities. Sales increased to existing customers and we added new markets. We also began a sales discount/rebate program to stimulate sales. While this program did increase the units sold, it resulted in a lower average price per unit. The increase in cargo trailer sales was offset by the decrease in sales of truck bodies of approximately $1,375 compared to fiscal 2002.

Looking ahead for the trailer and related equipment manufacturing segment, improvement will depend on our ability to improve gross margins for fiscal year 2005 as compared to fiscal 2004. Orders for our cargo trailers remain strong. We also have additional capacity at our Hagerstown, Maryland facility for our continued market expansion to the East coast for cargo trailers. Our price increases will also increase revenue and should soften the impact of raw material price increases. The acquisition of Classic has provided new customers and new product lines which we expect will increase our future segment revenues by approximately 20%.

Gross profit

The gross profit in this segment for fiscal 2004 increased slightly to 8.4% of revenues as compared to 8.1% for fiscal 2003. The cost of plywood and steel, major components of our cargo trailers increased significantly starting in August 2003 and continued through October 31, 2004. Material cost surcharges were initiated in April 2004 to our customers to offset the significant price increases we incurred from our vendors. Our gross margins improved somewhat throughout the year, but we were unable to pass all the increases through during fiscal year 2004. For that reason, our margins were negatively affected for 2004. Our gross margins were also negatively impacted by a fire at the Hagerstown, Maryland facility in May 2004 which interrupted production. These negative effects on our gross margins were offset somewhat by the purchase of Classic in May 2004. The gross margins for the Classic trailer lines typically are higher than our historical gross margins.

In fiscal 2003, gross profit decreased by 5.9% when compared to fiscal 2002 primarily due to our discounting of cargo trailers that decreased our gross margin by 2.6%. The sales discounts/rebates offered during fiscal 2003 ended with the introduction of new product lines. Gross profits were also impacted by the rising costs of raw materials during the fourth quarter of fiscal 2003. In addition the decreased volume at our truck body plant resulted in an inability to absorb fixed overhead costs. To offset these costs, management began production of cargo trailers in this facility during late fiscal 2002. Inefficiencies in the start up of this operation and additional production facilities in Elkhart, Indiana, had a negative impact in gross profit margins as compared to fiscal 2002.

Looking ahead, improvement will depend on our ability to pass through our raw material cost increases to our customers in order to improve gross margins. We also expect the addition of Classic will improve our gross margin as Classic’s product line historically had higher gross margins than our comparable products. We are also implementing a process to pool all of our related purchasing together for all our trailer manufacturing subsidiaries to increase our purchasing power and obtain volume discounts. Our refinancing and increase of our working capital lines of credit, if they can be achieved, will enable us to take advantage of lost vendor discounts and save by one to one and a half percent on our raw material purchases.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 20

Loss before taxes and minority interest

In fiscal 2004, the loss before taxes and minority interest increased by $630 when compared to fiscal 2003, and $2,144 when compared to fiscal 2002. The decrease in profitability and negative trend has been primarily due to the negative impact of economic conditions as further described in our gross profit analysis. During fiscal 2004, raw material costs increased significantly and our ability to pass this increase through to our customers was at a slower pace, therefore negatively impacting our profitability. Looking ahead we expect that our price increases will improve our working capital and provide positive cash flow to this segment.

BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales, gross profit and loss before taxes and minority interest for this segment for the periods indicated:

	Year Ended October 31,
	2004	2003	2002
Net Sales	$10,712	$11,005	$10,125
Cost of Sales	10,472	9,972	9,407

Gross Profit	$240	$1,033	$718

Gross Profit %	2.2%	9.4%	7.1%

Loss before taxes and minority
interest	$(1,606)	$(752)	$(732)

Sales

Net sales in this segment for fiscal 2004 as compared to fiscal 2003 have decreased by $293 or 2.7%. Sales in this segment remain flat due to the limited availability of raw materials. Sales to our customers have remained the same and additional increases will depend on finding new sources of butyl inner tubes and developing other natural rubber products. We continue to work with the National FFA Association to implement a reclamation program to increase our resources in the agricultural industries. As noted above, management has been testing other materials including butyl pad scrap as a replacement material with some success. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material. We continue to utilize our Fine Grind and other processes to increase our ability to process other types of products for our butyl reclaim process as well as other natural rubber products.

In fiscal 2003, net sales in this segment as compared to fiscal 2002 increased by 8.7% in the amount of $880. Sales in this segment were higher in fiscal 2003 because of increased demand from our tire manufacturing customers and an increase in pricing. Net sales also increased due to increased demand for pipeline mastic wraps.

Looking ahead, sales are expected to increase moderately in fiscal 2005 compared to fiscal 2004. Sales growth will depend on the successful implementation of our recycling program with the chapters of The National FFA Organization and finding other sources of material. In addition, the continued implementation of our Fine Grind and Cryogenic grinding processes will increase the ability to utilize some additional rubber products in our Butyl reclaim process and add new products.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 21

Gross profit

Gross profit as a percentage of sales decreased by 7.2% for fiscal 2004 as compared to fiscal 2003. The primary reason for this decrease is a lack of a consistent supply of raw materials and increasing energy costs. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time is incurred to ensure delivery of quality product. Our processes require significant amounts of natural gas and electricity, the cost of which increased significantly during fiscal 2004. Additional costs were incurred to maintain the equipment in this very capital intensive operation. During fiscal 2004 we initiated price increases of 5% to partially offset increasing costs of production and materials.

In fiscal 2003, gross profit as a percentage of sales increased 2.3% compared to fiscal 2002. The primary reason for this increase is efficiency gains with the consolidation of our plant operations in fiscal 2003. Although we gained some efficiency in consolidating plant operations, our reclaim process is most efficient when raw material consists of primarily road worn inner tubes with a mix of other butyl rubber.

Looking ahead, our segment gross profit improvement will depend greatly on the success of finding consistent sources of raw material and improved efficiencies in our operations through our new cryogenic and fine grind processes.

Loss before taxes and minority interest

In fiscal 2004, the loss before taxes and minority interest increased by $854 as compared to fiscal 2003, and $874 as compared to fiscal 2002. The decrease in profitability and negative trend as noted above has been primarily due to the significant increases in energy costs, inefficiencies in production and higher maintenance costs. Our capital intensive operation also requires significant maintenance and improvements. As noted above we have put into place new processes for our cryogenic and fine grind systems. Looking ahead, we anticipate the new processes will improve our efficiencies and provide additional products to improve and provide additional working capital and cash flow for this segment.

COACH LEASING

The following table shows sales, cost of sales, gross profit and loss before taxes and minority interest for this segment for the periods indicated:

	Year Ended October 31,
	2004	2003	2002
Net Sales	$5,464	$7,281	$6,374
Cost of Sales	3,216	4,060	3,357

Gross Profit	$2,248	$3,221	$3,017

Gross Profit %	41.1%	44.2%	47.3%

Loss before taxes and minority
interest	$(1,479)	$(122)	$(417)

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 22

Sales

Sales for fiscal 2004 decreased by $1,817 or 25% from fiscal 2003. The decrease in sales relates to a lower utilization of our fleet compared to fiscal 2003. Management believes the lower utilization is due to increased market competition in the industry. As noted in legal matters in section, Item 3, the company filed a lawsuit in December 2004 against the former owners of Pyramid for violation of their non-compete agreement. We experienced turnover in management which contributed to several tours that utilized our coaches during fiscal 2003 but did not return in fiscal 2004. Utilization of our fleet for fiscal 2004 decreased 25% for the twelve months ended October 31, 2004 as compared to the same period for fiscal 2003. In general during fiscal 2004, the entertainment touring industry slowed and reduced our business by an estimated 25% which had a negative impact on our operations. At this time, we cannot estimate when the touring for the entertainment industry will return to previous levels. In fiscal 2003, sales increased 14.2% in the amount of $907 over fiscal 2002. The increase in sales is attributable to marketing efforts and the addition of six coaches during fiscal 2003. Our marketing efforts on specialized tour groups such as golf course trips, Broadway musicals, corporate customers, and rock and pop bands expanded our customer base as these customers are in addition to the country and western performers who have traditionally been this segment’s primary customer base.

Gross profit

Gross profit percentage for this segment was 41.1% for fiscal 2004 compared to 44.2% for fiscal 2003. The decrease is attributable primarily to the increase of costs for maintaining a larger fleet while revenues per coach have decreased. In addition, some of our increased costs as a percentage of revenue were offset by the mix of utilization of the coaches owned in our fleet and the need to sublease additional buses from third parties to meet demand. Subleasing third party buses are typically at lower gross margins. As current demand has decreased our need for third party coaches has decreased. In addition, in November 2004 we sold two of our older coaches at no material gain or loss. We also plan to sell three other older coaches in the first half of 2005. The sale of our older coaches is expected to reduce our fleet maintenance expenses as the older coaches require a higher level of maintenance.

In fiscal 2003, the gross profit percentage for this segment was 44.2% compared to 47.3% for fiscal 2002. The reduction is attributable primarily to the need to sublease additional buses from third parties to meet current demand during peak periods and increased operating costs for insurance.

Looking ahead, segment sales and gross profits in fiscal 2005 will depend on the industry market conditions. We are continually working to improve our utilization of our owned coaches to increase our revenues and minimize additional costs from leasing third party buses.

Loss before taxes and minority interest

In fiscal 2004, the loss before taxes and minority interest increased $1,357 from fiscal 2003 and $1,062 since fiscal 2002. The decrease in profitability and negative trend as noted above has been primarily due to the significant decrease in the professional acts touring in fiscal 2004. The touring industry in general decreased 30% which reduced the utilization of our coaches. Also, during fiscal 2004, we maintained a larger fleet than prior years which increased our depreciation and interest costs. Looking ahead we continue to explore other non-traditional uses for our coaches to improve the utilization and therefore increase our cash flow and working capital in this segment. We are also evaluating our coaches and as noted above selling the older coaches in our fleet to reduce our costs.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 23

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the period since June 2001, Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. The Company and certain of its subsidiaries are also in violation of certain financial covenants in their respective credit agreements as of October 31, 2004 and have been unable to obtain waivers for certain of these violations. All amounts outstanding as of October 31, 2004 under these credit agreements have been classified as current on our balance sheet. We are currently negotiating to obtain waivers or refinance the credit agreements where covenant violations exist, and we do not expect these violations to impair our ability to fund current and future obligations of the Company. Losses and certain third-party debt repayments have been financed with DC Investments and its subsidiary Fair Holdings, entities controlled by the Company’s Chairman, on terms that may not have been available from other sources. As of October 31, 2004, Fair Holdings is in violation of certain covenants in the credit agreement with its lender. These violations have not been waived, nor has the lender agreed not to take action against Fair Holdings as a result of the violations. Action by the lender to require repayment of all amounts due from Fair Holdings may impair Fair Holdings' ability to loan further amounts to the Company under its credit agreement with Fair Holdings. As of October 31, 2004, our total debt outstanding to Fair Holdings was $20,299.

These continuing losses and covenant violations, combined with uncertainties relating to the ability of the Company and Fair Holdings to refinance their debt or obtain waivers from their lenders regarding these covenant violations, have led the Company’s independent auditor, McGladrey & Pullen LLP to include a statement in its audit report relating to the Company’s audited consolidated financial statements for the year ended October 31, 2004 expressing substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the Company’s consolidated financial statements included elsewhere in this report.

We are continuing to address our liquidity and working capital issues through various means including operational changes and financing matters which are discussed below. During fiscal 2005, we expect to refinance current debt of $12,800 on a long-term basis. We also expect to generate approximately $5,200 in cash from operations which will be used to satisfy current obligations. Any potential cash shortage which could range from $2,000 up to $5,000, is expected to be supported through our existing lines of credit with Fair Holdings. In addition, Fair Holdings has informally indicated that it would make available additional financial support, if necessary, although we currently do not have any commitment for this support.

WORKING CAPITAL

Our businesses are working capital intensive and require funding for purchases of production inventory, capital expenditures and expansion and upgrading of facilities. Each of our subsidiaries has a separate revolving credit agreement and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. Our consolidated working capital position (current assets over current liabilities) was negative at October 31, 2004 by $10,504. At the end of fiscal 2003, our working capital position was positive by $6,045. The decrease in working capital is primarily attributable to certain loans that were classified as current as of October 31, 2004 due to covenant violations and other circumstances. We are currently working to refinance loans for United in the amount of $4,100, Obsidian Leasing in the amount of $3,400 and US Rubber in the amount of $5,300 as noted in further detail below. The refinancing of these obligations will improve our working capital to a positive position upon completion.

We continue to address liquidity and working capital issues in a number of ways. In fiscal 2004, net cash used in continuing operations was $4,220 compared to $2,604 in fiscal 2003. The use of cash and working capital was primarily related to operating losses. For fiscal 2005, we expect our operations to begin to generate positive cash and increase our overall working capital through improved operations as follows:

»
We secured an additional financial commitment from Fair Holdings to provide, additional borrowings under a $15,000 line of credit agreement, which expires on January 1, 2007. Approximately $4,185 is currently available to us under the agreement.

»
United is in negotiations for a new line of credit and term loan. We expect to complete the refinancing of this debt during the first half of fiscal 2005. Under the terms of the commitment, the maximum borrowing availability will increase to $5,000. Upon completion, this will improve United's working capital by approximately $4,100, as the debt will be reclassified from current to long term as it relates to the new agreement.

»
Obsidian Leasing has a current debt obligation due of $3,400. We are actively working to refinance this debt with other banks. We expect to complete the refinancing during the first half of fiscal 2005. In November 2004, we sold two of our older coaches and reduced our debt by $209. We are also in negotiations to sell three coaches more which will reduce the debt by an additional estimated $354.

»
US Rubber has a balloon payment on its debt which will be due October 24, 2005 which is our fourth quarter. We are in the initial stages of preparing to negotiate and refinance this debt prior to October 2005.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 24

»	Classic received an amendment to its credit facility to temporarily increase its line of credit availability by $250 through April 2005.

»	We are actively working to restructure or refinance our high interest rate debt on more favorable terms. Approximately $19,800 of our debt bears interest from rates ranging from 10% to 15%.

»
As fully described under “Guarantees of Obsidian Capital Partners”, we have an agreement that gives us the right to mandate a capital contribution if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement up to $1,370 on U.S. Rubber and $1,000 on United to fund the respective subsidiary’s shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary’s debt obligations to the lender.

»
Cost reduction and other initiatives are being put in place for raw materials in the trailer and related transportation manufacturing segment with the use of alternative materials and additional discounts through volume purchasing by pooling our purchasing power from all affiliated companies. Significant increases in raw material costs are passed through to our customers through price increase surcharges.

»
We continue to look for ways to strengthen our liquidity, equity and working capital through ongoing evaluations of merger and acquisition candidates and other recapitalization methods. In 2004 we purchased Classic which provided positive cash from operations, additional working capital and additional liquidity under its line of credit.

»	Overall improvements in economic conditions.

Management believes the steps taken to improve operations will positively impact our liquidity and working capital for fiscal 2005. However, success is dependent on our ability to restore gross profits and capitalize on new markets in the trailer and related transportation manufacturing segment, obtain consistent material supply in the butyl rubber reclaiming segment and restore our market share in the coach leasing segment. Moreover, improvement in our liquidity and working capital position is substantially dependent upon our ability to successfully refinance approximately $13,500 of debt at three of our subsidiaries. Failure to complete these refinancings on a timely basis could have a material adverse effect on our liquidity and working capital position and could impair the ability of our subsidiaries to continue operations.

FINANCIAL COVENANTS

Significant financial covenants in our credit agreements include the maintenance of minimum financial ratios, such as levels of earnings to funded debt and fixed charge coverage ratios. We did not meet requirements and covenants in certain debt agreements.

At October 31, 2004, United did not meet certain financial covenants relating to minimum levels of EBITDA and fixed charge coverage ratios in its agreements with its bank and Huntington Capital Investment Company. Huntington Capital Investment Company waived its covenant violations as of October 31, 2004. The amount is classified as current until completion of an amendment to cure future violations. The bank debt has matured and the Company is currently working with the bank on a short term extension until this debt is refinanced. The total debt of $7,693 is classified as current.

Obsidian Leasing was notified by letter dated November 3, 2004 that it was in technical default of its fixed charge coverage ratio in its credit agreement with its bank and the loans matured on December 1, 2004. The Company is currently discussing a forbearance agreement with the bank and the total related debt of $3,430 is classified as current. Management is currently exploring options with regard to refinancing the outstanding debt.

US Rubber did not meet its covenant related to delivery of audited financial statements within 90 days of the end of its 2004 fiscal year. No waiver was received, the total balance of $5,307 is classified as current based on an October due date.

As of October 31, 2004, Obsidian Enterprises did not meet its financial covenant related to a minimum working capital requirement and the delivery of audited statements within 90 days of the end of its 2004 fiscal year in its credit agreements with RENN Capital. No waiver was received and the total balance of $500 is classified as current.

Our high level of debt creates liquidity issues for us and the stringent financial covenants that are common for this type of debt increase the probability that our subsidiaries may from time to time be in default under these loans. These risks are mitigated, in part, for our United and U.S. Rubber subsidiaries by the right described below under “Guarantees of Obsidian Capital Partners.” Additionally, despite the above described financial covenant violations, all of our lenders continue to make advances to the Company and our subsidiaries under our lines of credit.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 25

Long-Term Assets

Long-term assets as of October 31, 2004 were $33,190 compared to $32,300 as of October 31, 2003. The net increase of $890 was primarily due to the purchase of Classic and the long-term assets associated with the acquisition, increase in production equipment and a new coach, net of amortization of intangible assets and the disposal of assets.

Capital Structure

The following table details our total capitalization components:

	2004	2003

Short-term debt	$18,383	$2,379
Long-term debt, including Redeemable Preferred Stock	30,413	40,842
Stockholders' deficit	$(9,463)	$(3,253)

Total debt increased in fiscal 2004 by $6,148 compared to fiscal 2003. The increase relates primarily to the increase in working capital needs by funding operational losses, acquisitions, financing of operational equipment and coaches and the change in the valuation of Redeemable Stock. Shareholders equity decreased primarily as a result of the current year loss.

CASH AVAILABILITY

On a consolidated basis, at October 31, 2004, we had approximately $688 of cash and cash equivalents. United, Classic, Danzer, U.S. Rubber, and Obsidian Enterprises each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At October 31, 2004, additional current availability under these credit lines and maximum availability if supported by their individual borrowing bases are:

Company	Current Availability		Maximum Availability

United Expressline	$	---	$	---
Classic Manufacturing		420		420
U.S. Rubber		---		1,597
Danzer Industries(1)		747		747
Obsidian Enterprises(1)		4,185		4,185

(1)  Additional borrowings only through Fair Holdings, a related party under existing lines of credit.

OBSIDIAN CAPITAL PARTNERS EQUITY TRANSACTIONS

Obsidian Capital Partners (“Partners”), our major shareholder, was required under the Agreement and Plan of Reorganization to fund, through the purchase of additional preferred stock, certain ongoing administrative expenses of the Company to complete the Plan of Reorganization, complete all required current and prior year audits to meet the regulatory filing requirements, and ensure all annual and quarterly SEC filings are completed to enable the registration of the preferred stock issued to Partners. The amounts expended through October 31, 2002 approximated $1,275. Pursuant to the agreement with Partners, we converted these amounts to equity in exchange for issuance to Partners of convertible preferred stock in October 2002. Additional expenses of $270 in excess of amounts Partners was obligated to pay were funded by Fair Holdings and subsequently converted to Series D Preferred Stock. The total liability of $1,545 converted to equity was incurred as follows: $364 capitalized in the reverse merger transaction; $376 as expenses incurred in 2001; and $805 as expenses incurred in 2002.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 26

In fiscal 2002, Partners converted $1,290 of notes payable and accrued interest from us to Partners to 402,906 shares of our Series C Preferred Stock.

In October 2003, Partners acquired shares of the Company’s Series D Preferred Stock for $250 under the capital contribution agreement described under “Guarantee of Partners” below.

In March 2004, Partners converted all of the outstanding Series C and D Preferred Stock to 1,807,492 shares of common stock.

GUARANTEES OF OBSIDIAN CAPITAL PARTNERS

We have an agreement with Partners that gives us the right to mandate under the debt obligations with third parties a capital contribution from the Partners if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement with Partners requiring a contribution of up to $1,370 to be made to U.S. Rubber and $1,000 to be made to United to fund the respective subsidiary’s shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary’s debt obligations to the lender. During fiscal 2003, Partners contributed $250 to the Company under the above agreement and was issued Series D Preferred Stock in the Company which was converted to 49,998 shares of common stock in March 2004. The proceeds were contributed to U.S. Rubber to keep the Company in compliance with its fixed charge coverage ratio for its revolving line of credit agreement.

Off-Balance Sheet Arrangements and Contractual Obligations

It is not our usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to operating lease commitments described below in the table of contractual obligations.

A summary of our contractual cash obligations for the fiscal years ending 2005 through 2008 and 2009 and thereafter at October 31, 2004 is as follows:

Contractual Obligation	Total	2005	2006	2007	2008	2009 and Thereafter

Long-term debt, and all debt service
interest payments	$55,675	$21,141	$9,963	$17,326	$4,092	$3,153
Operating leases	2,960	557	501	432	252	1,218
Redeemable Stock	443	---	---	443	---	---
Purchase Commitments	253	253	---	---	---	---

Total contractual cash obligations	$59,331	$21,951	$10,464	$18,201	$4,344	$4,371

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 27

Cash flow and liquidity are discussed further below, and in the footnotes to our consolidated financial statements.

The following details our commercial commitments included in contractual obligations:

	Total Amount	Outstanding at October 31, 2004	Date of Expiration

Line of credit, bank	$1,000	$580	May 1, 2006
Line of credit, related party	3,000	2,253	April 1, 2006
Line of credit, bank	4,000	4,000	February 28, 2005(1)
Line of credit, bank	4,000	2,403	October 1, 2005
Line of credit, related party	15,000	10,815	January 1, 2007

(1) In February 2005, the bank extended the maturity date of the line of credit to February 28, 2005

Our net cash used in continuing operations for the year ended October 31, 2004 was $4,220. This is comprised of a loss from continuing operations of $8,033, offset by non-cash depreciation and amortization of $3,499, increases in accounts receivable of $1,222, inventories of $595, other assets of $88, accounts payable of $2,264, accrued expenses of $195 and deferred taxes of $98 and decreases of customer deposits of $199. In addition, we had non-cash losses on minority interest of $72, accretion of interest of $297, stock-based compensation of $40 and a gain on sale of equipment of $352.

Net cash flow provided from financing activities for the year ended October 31, 2004 was $6,649. This is comprised of capital contributions from the acquisition of Classic of $350, net borrowings on lines of credit of $673, borrowings of long-term debt and net borrowings of short-term debt including related parties of $8,334, offset by principal repayments of long-term debt of $3,440, debt issuance costs of $46 and related party advances net of $778.

Cash flow was used in investing activities for the year ended October 31, 2004 of $2,889. This is comprised of purchases of property and equipment of $1,831, proceeds from the sale of property and equipment of $664 and acquisition of subsidiary of $1,722.

The total increase (decrease) in cash is summarized as follows:

	Year Ended October 31,
	2004	2003	2002
Net cash provided by (used in) continuing operations	$(4,220)	$(2,604)	$322
Net cash used in investing activities	(2,889)	(3,623)	(588)
Net cash provided by financing activities	6,649	6,496	618
Net cash flow provided by (used in) discontinued
operations	---	(41)	39

Increase (decrease) in cash and cash equivalents	$(460)	$228	$391

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 28

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during fiscal 2002 of a customer resulted in a bad debt charge of $379. However, we believe our reserve for doubtful accounts of $743 should be adequate for any exposure to loss in our October 31, 2004 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $222 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. Property and equipment are reviewed for impairment when events and circumstances indicate impairment factors may be present. During fiscal 2004, certain equipment became idle due to the realignment of the plant at U.S. Rubber. The equipment will be used in the future for replacement of existing equipment as needed. Due to the uniqueness of the equipment and the high cost to buy new similar pieces, the net book value of $353 was transferred to other assets under idle equipment and is subject to impairment valuation. Accordingly, we continue to analyze the Danzer and US Rubber assets for impairment in conjunction with our analysis of the continuing operations of these facilities. In assessing the recoverability of our property and equipment, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations. As of October 31, 2004 we determined there is no impairment of our property and equipment.

Goodwill and intangibles are reviewed annually for impairment as of the first day of the fourth quarter or more frequently when events and circumstances indicate potential impairment factors are present. The realization of goodwill of $7,055 is primarily dependent on the future operations of the operating entities where the goodwill is allocated. Historical operating results, current product demand and estimated future results indicate the results of operations should be adequate to continue to realize this amount. However, future results may not meet expectations due to economic or other factors, including the ability to pass through material cost increases to our customers, to maintain revenues and to improve gross margins. Failure to meet expectations may result in the goodwill not being fully realizable and accordingly result in impairment charge which could be material to our operating results.

The initial cost of coaches acquired is depreciated over a straight-line basis to a salvage value of 38% of original cost. Subsequent enhancements and refurbishments of coaches are depreciated over five years using the straight-line method. The age of coaches in our fleet range from less than one year to ten years, with an average age of approximately five years. Actual value of coaches after 15 years is dependent on several factors including the level of maintenance and the market conditions at the time of disposal. We recently disposed of two coaches which did not result in a material gain or loss. We continue to evaluate our estimates with respect to the actual depreciation of such vehicles based on market conditions and our experience in disposals when they occur. Depreciation expense related to the coaches for the year ended October 31, 2004 was approximately $786. If future factors indicate that our salvage value on the coaches should be reduced to 20%, depreciation expense would have to be increased approximately $195 to $981. If it is determined that the coaches have no salvage value, estimated depreciation expense for the coaches for the year ended October 31, 2004 would have approximated $1,198.

In conjunction with financing of the acquisition of United, the Company issued 154,482 shares of common stock to Huntington Capital Investment Corporation (“Huntington”). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company’s stock will result in a corresponding increase to this repurchase requirement. Accordingly, a substantial increase in stock price at the repurchase date may have an adverse impact on the Company’s liquidity. At October 31, 2004, the Company violated certain financial covenants and did not meet its EBITDA and fixed charge coverage ratios defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of October 31, 2004.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 29

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

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 30

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share and share data)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Obsidian Enterprises, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 and Note 15 to the financial statements, the Company has borrowings totaling $20,299,000 from DC Investments, LLC and its subsidiary, Fair Holdings, LLC, entities controlled by the Company's chairman.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, its total liabilities exceeds its total assets, has not complied with the terms of its debt financing agreements and will continue to rely on cash inflow from related parties. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit of the consolidated financial statements of Obsidian Enterprises, Inc. and Subsidiaries included Schedule II, contained herein, for the three years in the period ended October 31, 2004. In our opinion, such schedule presents fairly the information required to be set forth therein, in conformity with U.S. generally accepted accounting principles.

/s/  McGladrey & Pullen, LLP

Elkhart, Indiana
February 4, 2005

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 31

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share and share data)

	October 31, 2004	October 31, 2003

Assets

Current assets:
Cash and cash equivalents	$688	$1,148
Marketable securities	74	114
Accounts receivable, net of allowance for doubtful accounts
of $743 for 2004 and $496 for 2003	5,190	3,665
Accounts receivable, related parties (Note 15)	71	52
Inventories, net (Note 6)	8,971	7,455
Prepaid expenses and other assets	600	531
Deferred income tax assets (Note 14)	635	550

Total current assets	16,229	13,515

Property, plant and equipment, net (Note 7)	23,730	24,480

Other assets:
Goodwill not subject to amortization	7,055	5,784
Intangible assets (Notes 3 and 5):
Noncompete agreements, less accumulated amortization
of $783 for 2004 and $399 for 2003	871	487
Trade name and customer relations, less accumulated
amortization of $390 for 2004 and $290 for 2003	891	1,287
Deferred debt costs, less accumulated amortization
of $289 for 2004 and $218 for 2003	277	320
Idle Equipment	353	---
Other	13	9

	$49,419	$45,882

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 32

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share and share data)

	October 31, 2004	October 31, 2003
Liabilities and Stockholders' Deficit

Current liabilities:
Current portion of long-term debt (Note 8)	$18,383	$2,379
Accounts payable, trade	5,242	2,742
Accounts payable, related parties (Note 15)	1,268	837
Accrued compensation	830	666
Accrued expenses	923	560
Customer deposits	87	286

Total current liabilities	26,733	7,470

Accounts payable, related parties (Note 15)	556	---

Long-term debt, net of current portion (Note 8)	8,547	24,765

Long-term debt, related parties (Note 8 and 15)	20,299	13,937

Deferred income tax liabilities (Note 14)	936	651

Commitments and contingencies (Note 16)

Minority interest	244	172

Redeemable stock (Note 11):
Common stock, 324,933 shares outstanding for 2004	1,567	---
Class of Series C Preferred Stock: 386,206 shares outstanding for 2003	---	1,803
Class of Series D Preferred Stock: 32,143 shares outstanding for 2003	---	337

Stockholders' deficit (Note 12):
Common stock, par value $.0001 per share; 10,000,000 shares authorized;
3,109,333 in 2004, 720,157 in 2003	1	1
Preferred stock, 5,000,000 shares authorized, no shares outstanding in
2004; Class of Series C convertible preferred stock, par value $.001,
4,600,000 authorized, 3,982,193 issued and outstanding for 2003, 200,000
shares of undesignated preferred stock authorized	---	5
Preferred stock, 200,000 shares authorized, no shares outstanding in
2004; Class of Series D convertible preferred stock, par value $.001,
88,330 shares issued and outstanding in 2003	---	---
Additional paid-in capital	13,315	11,745
Accumulated other comprehensive loss	(40)	---
Accumulated deficit	(22,739)	(15,004)

Total stockholders' deficit	(9,463)	(3,253)

	$49,419	$45,882

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 33

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share and share data)

	Year Ended October 31,
	2004	2003	2002

Net sales	$64,360	$59,295	$57,274

Cost of sales	57,804	51,736	47,841

GROSS PROFIT	6,556	7,559	9,433

Selling, general and administrative expenses	(10,827)	(8,537)	(8,589)
Loss on asset impairment (Note 3)	---	---	(720)
Insurance settlement	404	---	325

Income (loss) from operations	(3,867)	(978)	449

Other income (expense):
Interest expense (Note 8)	(4,165)	(3,547)	(3,552)
Other income	61	17	12
Other expense	(13)	(81)	(217)

Loss before income taxes, discontinued operations, and cumulative effect of change in accounting principle	(7,984)	(4,589)	(3,308)

Income tax benefit (Note 14)	23	937	33

Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(7,961)	(3,652)	(3,275)

Loss from discontinued operations, net of tax (Note 4)	---	(49)	(1,040)

Loss before cumulative effect of change in accounting principle	(7,961)	(3,701)	(4,315)

Cumulative effect of change in accounting principle, net
of tax (Note 3)	---	---	(2,015)

Loss before minority interest	(7,961)	(3,701)	(6,330)

Minority interest	(72)	(172)	---

Net loss	$(8,033)	$(3,873)	$(6,330)

Basic and diluted loss per share attributable to common
shareholders (Note 2):
From continuing operations	$(2.47)	$(5.87)	$(4.50)
Discontinued operations, net of tax	---	(.07)	(1.44)
Cumulative effect of accounting change, net of tax	---	---	(2.80)

Net loss per share	$(2.47)	$(5.94)	$(8.74)

Weighted average common and common equivalent shares
outstanding, basic and diluted:	2,699,252	720,157	720,157

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 34

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(dollars in thousands)

	Comprehensive Loss		Common Stock Shares Amount		Series C Convertible Preferred Stock Shares Amount		Series D Convertible Preferred Stock Shares Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at October 31, 2001			720,157	$1	3,352,963	$4	---	$ ---	$5,684	$37	$(4,395)	$1,331
Issuance of 30,000 shares of Series C Preferred Stock associated with U.S. Rubber, net of tax	$	---	---	---	30,000	---	---	---	1,017	---	---	1,017
Issuance of 589,230 shares of Series C Preferred Stock associated with Fair Holdings and Obsidian Capital Partners		---	---	---	589,230	1	---	---	1,885	---	---	1,886
Issuance of 88,330 shares of Series D Preferred Stock associated with Fair Holdings and Obsidian Capital Partners		---	---	---	---	---	88,330	---	1,545	---	---	1,545
Exercise of stock warrants in exchange for 10,000 shares of Series C Preferred Stock		---	---	---	10,000	---	---	---	20	---	---	20
Distributions to members of DW Leasing		---	---	---	---	---	---	---	---	---	(107)	(107)
Unrealized loss on available-for-sale marketable securities		(86)	---	---	---	---	---	---	---	(86)	---	(86)
Fair value adjustment on redeemable preferred stock		---	---	---	---	---	---	---	35	---	---	35
2002 net loss		(6,330)	---	---	---	---	---	---	---	---	(6,330)	(6,330)

Total comprehensive loss		$(6,416)

Balance at October 31, 2002			720,157	1	3,982,193	5	88,330	---	10,186	(49)	(10,832)	(689)

Contribution to capital from sale of Champion to related party	$	---	---	---	---	---	---	---	1,142	---	---	1,142
Tax effect of sale of coaches to DC Investments Leasing		---	---	---	---	---	---	---	(96)	---	---	(96)
Extension of stock options		---	---	---	---	---	---	---	30	---	---	30
Assignment of 16,072 shares of Series D mandatory redeemable Preferred Stock		---	---	---	---	---	16,072	---	337	---	---	337
Issuance of 14,285 shares of Series D Preferred Stock associated with Obsidian Capital Partners		---	---	---	---	---	14,285	---	250	---	---	250
Loss on available-for-sale marketable securities		49	---	-----	-----	---	---	---	---	49	---	49
Fair value adjustment on redeemable Preferred Stock		---	---	---	---	---	---		(104)	---	(299)	(403)
2003 net loss		(3,873)	---	---	---	---	---	---	---	---	(3,873)	(3,873)

Total comprehensive loss		$(3,824)

Balance at October 31, 2003			720,157	1	3,982,193	5	118,687	---	11,745	---	(15,004)	(3,253)

Assignment of 16,071 shares of Series D mandatory redeemable Preferred Stock	$	---	---	---	---	---	16,071	---	337	---	---	337
Issue Common Stock shares for the purchase of Classic		---	170,451	---	---	---	---	---	1,250	---	---	1,250
Reclassification to redeemable Preferred Stock		---	---	---	---	---	---	---	(1,125)	---	---	(1,125)
Extension of stock options		---	---	---	---	---	---	---	40	---	---	40
Conversion of Series C and Series D convertible Preferred Stock to common stock		---	2,218,725	---	(3,982,193)	(5)	(134,758)	---	5	---	---	---
Loss on available-for-sale marketable securities		(40)	---	---	---	---	---	---	---	(40)	---	(40)
Fair value adjustment on redeemable Preferred Stock		---	---	---	---	---	---	---	1,063	---	298	1,361

2004 net loss		(8,033)									(8,033)	(8,033)

Total comprehensive loss		$(8,073)

Balance at October 31, 2004			3,109,333	1	---	---	---	$ ---	$13,315	$(40)	$(22,739)	$(9,463)

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 35

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2004	2003	2002

Cash flow from operating activities from continuing operations:
Loss from continuing operations	$(8,033)	$(3,824)	$(5,290)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
Cumulative effect of change in accounting principle	---	---	2,015
Loss on asset impairment	---	---	720
Depreciation and amortization	3,499	2,850	2,568
Loss on debt refinancing	---	---	181
Loss (gain) on sale of equipment	(352)	10	41
Loss on marketable securities	---	72	---
Stock-based compensation	40	30	---
Minority interest	72	172	---
Accretion of interest	297	394	162
Deferred income taxes	(98)	(1,003)	(40)
Changes in operating assets and liabilities net of
effect of acquisitions:
Accounts receivable, net	(1,222)	(357)	264
Inventories, net	(595)	(140)	(1,752)
Other assets	(88)	(54)	336
Accounts payable, trade	2,264	(709)	545
Accrued expenses	195	(96)	(339)
Customer deposits	(199)	51	473

Net cash used in operating activities from continuing operations	(4,220)	(2,604)	(116)

Cash flows from investing activities from continuing operations:
Capital expenditures	(1,831)	(3,654)	(910)
Proceeds from sale of equipment	664	31	322
Cash payments in connection with the purchase of
Classic, net of cash acquired	(1,722)	---	---

Net cash used in investing activities from continuing operations	(2,889)	(3,623)	(588)

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 36

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended October 31,
	2004		2003		2002

Cash flows from financing activities from continuing operations:
Advances from (repayments to) related parties		777		(885)		1,066
Net borrowings on lines of credit		673		1,352		1,265
Borrowings on long-term debt		1,292		2,928		1,852
Borrowings on long-term debt, related parties		(7,042)		(6,811)		(466)
Principal repayments on long-term debt		(2,495)		(3,592)		(2,969)
Principal repayments on long-term debt, related parties		(944)		(273)		(289)
Debt issuance costs		(46)		(95)		(248)
Distributions to members of DW Leasing		---		---		(107)
Exercise of warrant		---		---		20
Proceeds from capital contributions and
sale of common stock		350		250		---

Net cash provided by financing activities from continuing operations		6,649		6,496		1,056

Net cash flow provided by (used in) discontinued operations		---		(41)		39

Increase (decrease) in cash and cash equivalents		(460)		228		391

Cash and cash equivalents, beginning of year		$1,148		$920		$529

Cash and cash equivalents, end of year		$688		$1,148		$920

Interest paid		$2,085		$2,956		$3,415

Taxes paid		$75		$96		$22

Noncash investing and financing activities:
Contribution to capital from sale of Champion to related party	$	---		$1,142	$	---
Issuance of redeemable stock in conjunction with the sale of
Champion	$	---		$675	$	---
Assignment and assumption of redeemable stock to Fair Holdings		$337		$337	$	---
Tax effect of sale of coaches to a related party recorded as a
reduction of equity	$	---		$96	$	---
Reclassification of debt due to assumption of credit agreement by
Fair Holdings	$	---		$1,488	$	---
Refinancing of debt, including related-party amounts	$	---	$	---		$12,122
Conversion of contributed amounts to equity	$	---	$	---		$5,104
Coaches and equipment purchased with debt	$	---		$221		$1,220
Fair value changes of redeemable stock		1361		$403		$35
Purchase price adjustment	$	---	$	---		$225
Stock issued in purchase of Classic		$1,250	$	---	$	---

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 37

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

1.    DESCRIPTION OF BUSINESS AND CHANGE OF NAME

Obsidian Enterprises Inc. (“Obsidian Enterprises”), formerly Danzer Corporation, was reorganized through an acquisition with U.S. Rubber Reclaiming, Inc. and Related Entities (“U.S. Rubber Companies”), which was consummated on June 21, 2001 (the “Effective Date”). The reorganization of Obsidian Enterprises and U.S. Rubber Companies was accounted for as a reverse merger as the shareholders of the U.S. Rubber Companies owned a majority of the outstanding stock of Obsidian Enterprises subsequent to the acquisition. For accounting purposes, U.S. Rubber Reclaiming, Inc. (“U.S. Rubber”) is deemed to have acquired Obsidian Enterprises.

The resulting entities, considered accounting subsidiaries of U.S. Rubber (the accounting acquirer) and legal subsidiaries of Obsidian Enterprises (formerly Danzer) after the reorganization are as follows:

Obsidian Enterprises, Inc. (“Obsidian Enterprises”, formerly Danzer, the legal acquirer), a holding company.

Butyl-Rubber Reclaiming

»	U.S. Rubber Reclaiming, Inc. ("U.S. Rubber", the accounting acquirer), which is engaged in reclaiming scrap butyl rubber into butyl reclaim for resale to manufacturers of rubber products.

Coach Leasing

»
Pyramid Coach, Inc. (“Pyramid”), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The coach leasing segment also includes the assets, liabilities, equity and results of operations of DW Leasing, LLC (“DW Leasing”), formed December 1, 2002, Obsidian Leasing Company, Inc. (“Obsidian Leasing”), formed November 1, 2001, and DC Investments Leasing, LLC (“DC Investments Leasing), formed December 13, 2002. DW Leasing and DC Investments Leasing are controlled by individuals who are also controlling shareholders of Obsidian Enterprises and, accordingly, Pyramid. In addition, these entities meet the requirements for consolidation under FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. DW Leasing, Obsidian Leasing and DC Investments Leasing also own the majority of the coaches operated by Pyramid. All intercompany transactions are eliminated in consolidation.

Trailer and Related Transportation Equipment Manufacturing

»
United Acquisition, Inc., which we operate as United Expressline, Inc. ("United"), manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

»	Danzer Industries, Inc. ("Danzer"), which is principally engaged in the design, manufacture and sale of truck bodies and cargo trailers.

»
Classic Manufacturing, Inc. ("Classic") was acquired in May 2004. Classic manufactures steel-framed cargo, fifth wheel, gooseneck, motorcycle, race, snowmobile and stacker/lift trailers and open trailers used in the landscape industry.

»
Champion Trailer, Inc. (“Champion”) manufactures and sells transport trailers to be used primarily in the auto racing industry. Effective October 2002, the Company’s Board of Directors agreed to a plan to dispose of Champion as further described in Note 4. The sale of Champion was completed January 30, 2003. Accordingly, the operations of Champion are classified as discontinued operations in the accompanying financial statements.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 38

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements present the accounts of Obsidian Enterprises and its wholly owned subsidiaries described in Note 1 for the periods ended October 31, 2004, 2003 and 2002. The entities are collectively referred to herein as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation. The fiscal 2004 and fiscal 2003 results of operations include the operations of DC Investments Leasing from December 2002 (its inception). The fiscal 2004 results of operations include the operations of Classic from May 1, 2004 (acquisition).

BASIS OF PRESENTATION:

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the period since June 2001, Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. The Company and certain of its subsidiaries are also in violation of certain financial covenants in their respective credit agreements as of October 31, 2004 and we have been unable to obtain waivers for certain of these violations (as discussed in "Financial Covenants" below). All amounts outstanding as of October 31, 2004 under these credit agreements have been classified as current on our balance sheet. We are currently negotiating to obtain waivers or refinance the credit agreements where covenant violations exist and we do not expect these violations to impair our ability to fund current and future obligations of the Company. Historically, losses and certain third-party debt repayments have been financed with DC Investments, LLC ("DC Investments") and its subsidiary Fair Holdings, Inc. ("Fair Holdings"), entities controlled by the Company's Chairman, on terms that may not have been available from other sources. As of October 31, 2004, Fair Holdings is in violation of certain covenants in the credit agreement with its lender. These violations have not been waived, nor has the lender agreed not to take action against Fair Holdings as a result of the violations. Action by the lender to require repayment of all amounts due from Fair Holdings may impair Fair Holdings' ability to loan further amounts to the Company under its credit agreement with Fair Holdings. As of October 31, 2004, total debt outstanding to DC Investments and Fair Holdings was $20,299.

Management, as a part of its plan towards resolving these issues has taken actions during the year and subsequent to year end as described below. Although management believes these actions will improve operations and liquidity, there can be no assurance that these actions will improve operations or liquidity, or occur on terms acceptable to the Company.

»
During the year ended 2004, Obsidian Enterprises secured an additional financial commitment from Fair Holdings to provide, additional borrowings under a $15,000 line of credit agreement, which expires on January 1, 2007. Approximately $4,185 is currently available under the agreement. As of October 31, 2004, Fair Holdings was in technical violation of certain covenants with its lender. These violations are not expected to impair the ability to fund current and future obligations of the Company.

»
United is in negotiations with another lender for a line of credit and term loan. Management expects to complete the refinancing of this debt during the first half of fiscal 2005. Under the expected terms the maximum borrowing availability will increase by $1,000. Upon completion, this will improve United’s working capital by approximately $4,100 as the debt will be reclassified from current to long term less the current portion as it relates to the new agreement.

»
Obsidian Leasing has current debt obligations due of $3,400. Management is actively working to refinance this debt with other banks. Management expects to complete the refinancing during the first half of fiscal 2005. In November 2004, management sold two older coaches and reduced its debt by $209 and is in negotiations to sell three more coaches which will reduce the debt by an estimated $354.

»	US Rubber has a balloon payment on its debt which will be due October 24, 2005. Management is in the initial stages of negotiating and refinancing this debt prior to October 2005.

»	Classic received an amendment to its credit facility to temporarily increase its line of credit availability by $250 through April 2005.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 39

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

»
Management is actively working to restructure or refinance portions of its high interest rate debt on more favorable terms. Approximately $19,800 of our debt bears interest from rates ranging from 10% to 15%.

»
Obsidian Enterprises has an agreement with the investors of Obsidian Capital Company, a significant shareholder of Obsidian Enterprises, that gives Obsidian Enterprises the right to mandate capital contributions if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement up to $1,370 on U.S. Rubber and $1,000 on United to fund the respective subsidiary’s shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary’s debt obligations to the lender.

»
Cost reduction and other initiatives are being put in place at various Obsidian subsidiaries including the use of alternative materials and additional discounts through volume purchasing by pooling purchasing power from all affiliated companies. Any additional increases in raw material costs are expected to be passed through to customers through price increase surcharges.

»	Management also continues to look for ways to strengthen liquidity, equity and working capital through ongoing evaluations of merger and acquisition candidates and other recapitalization methods.

REVENUE RECOGNITION:

Sales are recorded when title passes to the customer (FOB shipping point) or when services are performed in accordance with agreements with customers. The Company accumulates costs of trailers in work-in-process inventory until completion. The Company recognizes repair revenue when services are provided to the customer. Shipping and handling charges billed to the customers are included in net sales. Shipping and handling costs incurred by the Company are included in selling, general, and administrative expenses. Shipping and handling costs amounted to $153, $94, and $118 for the years ended October 31, 2004, 2003, and 2002, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of investments approximates fair market value. The carrying amount of variable rate debt and fixed rate debt to unrelated parties approximates fair value, as a result of the current interest rates paid on the Company’s borrowings being at market. The fair value of fixed rate debt to related parties is impractical to determine based on the nature of the obligations and the relationship to the lender. The carrying value of redeemable stock approximates market value determined based on the thirty-day average closing price of the Company’s common stock.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 40

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

MARKETABLE SECURITIES:

The Company classifies its marketable securities as available for sale. The securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. Decreases in the market value of the securities considered to be other than temporary are recorded in earnings. For the year ended October 31, 2003, the Company recorded $72 in the statement of operations related to the permanent decline in the fair value of the marketable securities. This amount includes a reclassification of $49 from accumulated other comprehensive income for unrealized losses previously recorded.

PROPERTY, PLANT AND EQUIPMENT:

Building, equipment, furniture and fixtures are recorded at historical cost with depreciation taken using primarily the straight-line method over their estimated useful lives. Life ranges for property and equipment are as follows:

Buildings and improvements	8 — 39 years
Plant machinery and equipment	5 — 7 years
Furniture and fixtures	5 — 7 years
Coach fleet	15 years
Coach refurbishments	5 years
Vehicles	5 — 10 years

The Company’s coach leasing business consists of a fleet of luxury coaches (generally a 45 foot bus shell converted to a luxury coach) that are leased to entertainment personalities, corporate groups and other traveling programs. The coach fleet is comprised of a mixture of vehicles ranging from new (the most recent acquired in January 2004) to approximately 10 years old. The average age of the coaches is five years. They can be segregated as follows:

Age
1-3 years	11 coaches
4-6 years	20 coaches
7-10 years	8 coaches

The initial cost of coaches acquired is depreciated over a straight-line basis to a salvage value of 38% of original cost. Subsequent enhancements and refurbishments of coaches are depreciated over five years using the straight-line method. Actual value of coaches after 15 years is dependent on several factors including the level of maintenance and the market conditions at the time of disposal. Subsequent to year end, the Company disposed of two coaches which did not result in a material gain or loss. Accordingly, management continues to evaluate our estimates with respect to the actual depreciation of such vehicles based on market conditions and management’s experience in disposals when they occur. Should future factors indicate the current depreciation policy is not adequate, the Company will adjust the depreciation rates, and such adjustments may have an adverse impact on the Company’s results of operations.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 41

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CONCENTRATION OF CREDIT RISK:

The Company maintains cash balances at various banks, which at various times throughout the year exceeded the Federal Deposit Insurance Corporation (FDIC) limit.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s customers are not concentrated in any one specific geographic region. The credit risk associated with trade receivables within the various industries may be affected by changes in economic or other conditions and may, accordingly, impact the Company’s overall credit risk. The Company reviews a customer’s credit history before extending credit. Allowances for doubtful accounts are established based on specific customer risk, historical trends and other information. Three of the Company’s reclaimed butyl rubber customers accounted for a substantial portion of the Company’s butyl rubber sales in 2004:

¤	Michelin: 40%

¤	Kelley Springfield: 22%

¤	Tyco Adhesives: 12%

The loss of any of the largest customers would materially and adversely affect our revenues.

ORGANIZED LABOR:

Certain of Danzer’s employees, which represent 10% of total employees, are currently represented by the United Brotherhood of Carpenters and Joiners of America, Local Union No. 340, whose contract is in effect to January 2006. The contract contains provisions that affect compensation to be paid to employees included in the union.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on historical experience and assessment of the general financial conditions affecting the Company’s customer base. If actual collections experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Customers generally pay accounts on 30 to 60-day terms.

GOODWILL:

Goodwill, net was $7,055 and $5,784 at October 31, 2004 and 2003 respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized in the financial statements. The Company adopted SFAS No. 142 and completes impairment testing on the first day of the fourth quarter. This testing resulted in an impairment charge of $2,015 in fiscal 2002 that has been recorded as a change in accounting principle as discussed in Note 3. In addition, the Company completed additional impairment testing in the fourth quarter of fiscal 2002, as further discussed in Note 3, resulting in an impairment charge of $720. There was no impairment charges recorded in fiscal 2004 or 2003.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 42

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING INTANGIBLES:

The Company evaluates the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets, whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. Impairment losses are recognized when the fair value is less than the asset’s carrying value. When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected future cash flows resulting from the use of the assets. The net book value of the underlying assets is adjusted to fair value if the sum of expected future undiscounted cash flows is less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

DEFERRED DEBT COSTS:

Deferred debt issuance costs are amortized over the term of the related debt, primarily four to five years.

STOCK-BASED COMPENSATION:

The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s basic and diluted net loss per share would remain the same. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model. There were no stock options issued for the years ending October 31, 2004, 2003 or 2002. During fiscal 2004, certain options were extended and expired June 30, 2004.

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

USE OF ESTIMATES:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. Significant items subject to such estimates and assumptions include valuation allowances for accounts receivable, inventories and deferred tax assets, the fair values of assets and liabilities when allocating the purchase price of acquisitions, and the carrying value of property and equipment and goodwill. Goodwill is valued based upon historical and future cash flows of the Company. Actual results may differ from those estimates.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 43

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

We have a note payable agreement which is convertible by the holder to common stock totaling 100,000 shares at a conversion rate of $5.00 per share. However, because we incurred a loss for all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.

Our Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of our common stock, were convertible into common stock at rates of ..40-to-1 and 3.50-to-1, respectively. Following the effective date of the 50–to-1 reverse split of the common stock, these shares were converted to common stock, and such shares are included in the weighted average common shares outstanding from the date of conversion. There were no shares of preferred stock outstanding as of October 31, 2004.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 44

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and diluted loss per share have been computed as follows:

	Year Ended October 31,
	2004	2003	2002
Loss before discontinued operations and cumulative effect of
accounting change	$(8,033)	$(3,824)	$(3,275)
Change in fair value of redeemable stock	1,361	(403)	35

Loss attributable to common shareholders before discontinued
operations and cumulative effect of accounting change	(6,672)	(4,227)	(3,240)

Loss from discontinued operations, net of tax	---	(49)	(1,040)
Cumulative effect of change in accounting principle	---	---	(2,015)

Net loss attributable to common shareholders	$(6,672)	$(4,276)	$(6,295)

Weighted average common and common equivalent shares
outstanding, basic and diluted	2,699,252	720,157	720,157

Loss per share, basic and diluted, attributable to common
shareholders:
From continuing operations	$(2.47)	$(5.87)	$(4.50)
Discontinued operations	---	(.07)	(1.44)
Cumulative effect of accounting change	---	---	(2.80)

Net loss per share	$(2.47)	$(5.94)	$(8.74)

STOCK OPTIONS

The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s basic and diluted net loss per share would remain the same. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options issued for the years ended October 31, 2004 and 2003. During fiscal 2004, certain options were extended and expired June 30, 2004. Their effect on pro forma net income was immaterial.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 45

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INSURANCE RECOVERY:

On May 21, 2004 Danzer’s facility in Hagerstown, Maryland was damaged by a fire. The Company completed processing its claims with its insurance carrier for damaged equipment and facilities. A gain on involuntary conversion as a result of the fire was recognized in the amount of $404. Insurance recovery related to the business interruption claim is not settled and will be recognized when its final amount is determined.

On May 16, 2002, U.S. Rubber was damaged by a fire at an adjacent property. The Company completed processing its claims with its insurance carrier for damaged equipment and facilities and business interruption losses on August 16, 2002. There was no material gain or loss on involuntary conversion as a result of this fire. An insurance recovery related to the business interruption claim, net of incurred costs, in the amount of $325 has been recognized as reduction of operating costs in fiscal 2002.

COMPREHENSIVE INCOME:

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities and is presented in the consolidated statement of stockholders’ equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, requiring that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Statement No. 123R is effective for the Company for its quarter ending November 30, 2005. The Company will then be required to record any compensation expense using the fair value method in connection with option grants to employees that have an exercise price at or above fair market value at the grant date and for shares issued under its employee stock purchase plan. Management is still evaluating but does not believe that its adoption will have a material impact on the Company’s results of operations or financial position.

3.    CHANGE IN ACCOUNTING PRINCIPLES, GOODWILL AND INTANGIBLE ASSETS, AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted the new rules on accounting for goodwill and other intangible assets. Accordingly, with the adoption of SFAS No. 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The Company completed its transitional impairment test in conjunction with the adoption of SFAS No. 142 during fiscal 2002. The impairment test indicated that a portion of the goodwill related to the trailer manufacturing segment was impaired. Accordingly, $2,015 has been recorded as a cumulative effect of change in accounting principle in fiscal 2002. This charge was reflected in the first quarter pursuant to the implementation guidelines.

Other intangible assets, net were $1,762 and $1,774 at October 31, 2004 and 2003, respectively. These amounts include trade names, customer relations, non-competes and backlogs and other items, which are being amortized on a straight-line basis over lives ranging from three months to 10 years. At October 31, 2004 and 2003, accumulated amortization amounted to $1,173 and $689, respectively.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 46

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

3.    CHANGE IN ACCOUNTING PRINCIPLES, GOODWILL AND INTANGIBLE ASSETS, AND IMPAIRMENT OF LONG-LIVED ASSETS, CONTINUED

Amortization of other intangible assets described above for the years ended October 31, 2004, 2003 and 2002 was $484, $259 and $440, respectively. Estimated amortization expense for each of the ensuing years through October 31, 2009, is, respectively, $565, $468, $250, $227 and $226.

During October 2002, the Company also evaluated the recoverability of the long-lived assets, including the remaining goodwill associated with Danzer. Deteriorating performance, including reduced sales and the bankruptcy of a major customer, brought the recoverability of those assets into question. The evaluation resulted in an additional goodwill impairment charge of $720. There was no goodwill impairment charges recorded in fiscal 2003 and 2004.

The truck body division at Danzer continues to negatively impact our cash flows. The trailer production line was put in place in the fourth quarter of 2002 to provide a new product line to the existing customers of Danzer and open a potential new market along the East coast of the U.S. Given the current state of the telecommunications industry and economic conditions, we will continue to evaluate the operations and progress with the implementation of the trailer production. In conjunction with the analysis of the Danzer operations, we have continued to analyze the potential for asset impairment at the Danzer operation. Total assets of Danzer as of October 31, 2004 were $3,812 which consists of $1,688 of current assets and $2,114 of net property and equipment, and represents approximately 7.8% of total consolidated assets. The analysis has not resulted in an impairment charge.

The changes in the carrying amounts of goodwill related to continuing operations are as follows:

Trailer Manufacturing Segment

Balance, October 31, 2002 and 2003	$5,784
Goodwill arising from the acquisition of Classic	1,271

Balance, October 31, 2004	$7,055

4.    DISCONTINUED OPERATIONS

On October 30, 2002, the Company’s Board of Directors agreed to sell the assets of Champion to an entity controlled by Messrs. Durham and Whitesell (Officers of the Company) for the assumption of all liabilities of Champion excluding its subordinated debt. The decision to divest Champion was based on the entity’s inability to achieve profitable operations in the foreseeable future without substantial cash infusion. The Company also agreed in principle to settle the outstanding subordinated debt due to Markpoint Equity Fund J.V. (“Markpoint”) from Champion in exchange for a cash payment of $675 and issuance to the Markpoint of 32,143 shares of the Company’s Series D Preferred Stock. In addition, the agreement provided Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. During fiscal 2003 the option agreement was assigned to Fair Holdings, and Markpoint exercised their option under the agreement. The sale of Champion was completed on January 30, 2003. Champion is accounted for as a discontinued operation and therefore the results of operations and cash flows have been removed from the Company’s continuing operations for all periods presented.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 47

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

4.    DISCONTINUED OPERATIONS, CONTINUED

The sale of Champion resulted in an increase in equity of the Company of $1,142, net of tax of $97. No gain or loss was recognized on the sale because of the involvement of related parties.

A summary of the Company’s discontinued operations for the years ended October 31, 2004, 2003, and 2002 follows.

	Year Ended October 31,
	2004	2003	2002
Net sales	$ ---	$170	$2,882
Operating expenses	---	(286)	(4,066)
Other income (expense)	---	127	(4)
Interest expense	---	(85)	(290)
Net loss	---	(49)	(1,040)

5.    ACQUISITION OF CLASSIC MANUFACTURING, INC.

In May 2004, Obsidian Enterprises acquired all of the outstanding shares of capital stock of Classic, a Michigan-based manufacturer of open and enclosed trailers. The purchase was a strategic acquisition to complement other subsidiaries that manufacture similar trailers. The purchase price totaled $3,598 of which $2,348 consisted of cash and $1,250 in Obsidian common stock or 170,451 shares. The value of the stock was determined by the average share price over the latest 30 days prior to closing.

The purchase price and purchase accounting was allocated to the assets and liabilities of Classic based on their fair values. The allocation to tangible assets included $2,767 and liabilities assumed of $963. The excess of the purchase price over the fair value of the identifiable tangible net assets of $1,794 was allocated to goodwill and identifiable intangible assets. The allocation of purchase price to intangibles includes existing brand name and customer base, noncompete, and the backlog. Intangibles included $354 for brand name and customer base, $118 for noncompete, and $51 for the backlog. The remaining $1,271 was allocated to goodwill none of which is expected to be deductible for tax purposes.

Intangible assets, other than goodwill are amortized over their estimated useful lives, ranging from three months for the backlog, five years for non-compete and ten years for brand name and customer base, using the straight-line method and are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

The period for which the results of operations of Classic are included in the consolidated income statement is for the six months from May 1, 2004 (acquisition) through October 31, 2004.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 48

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

5.    ACQUISITION OF CLASSIC MANUFACTURING, INC., CONTINUED

The following schedule is a description of acquisition costs of Classic and the purchase price allocation (in thousands):

Purchase Price:
Common stock	$1,250
Cash to seller	2,250
Acquisition costs	98

Total purchase price	$3,598

Purchase Price Allocation:
Current assets, including accounts receivable and
inventory	$1,962
Machinery and equipment	805
Goodwill	1,271
Intangibles	523
Liabilities assumed	(963)

Total	$3,598

Supplemental cash flow disclosure related to acquisition:
Net assets acquired	$3,598
Less: Common stock issued	(1,250)
Less: Cash acquired	(626)

Cash paid at acquisition	$1,722

PRO FORMA INFORMATION (UNAUDITED):

The unaudited condensed consolidated results of operations shown below are presented on a pro forma basis and represent the results of Classic as if the business combinations of these entities occurred at the beginning of the periods presented.

	Year Ended October 31,
	2004	2003	2002

Net sales	$68,188	$66,689	$64,235

Net loss	$(8,035)	$(3,745)	$(6,094)

Loss per share, basic and diluted,
attributable to common shareholders:
From continuing operations	$(2.47)	$(5.75)	$(4.17)
Discontinued operations	---	(.07)	$(1.44)
Cumulative effect of accounting
Change	---	---	(2.80)

Net loss per share	$(2.47)	$(5.82)	$(8.41)

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 49

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

5.    ACQUISITION OF CLASSIC MANUFACTURING, INC. CONTINUED

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

6.    INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

	October 31, 2004	October 31, 2003
Raw materials	$5,346	$4,647
Work-in-process	611	499
Finished goods	3,236	2,630
Valuation reserve	(222)	(321)

Total	$8,971	$7,455

The Company provides valuation reserves for inventory considered obsolete or not currently available for use in production. Inventory reserves at U.S. Rubber are related to excess scrap butyl rubber not currently available for use without further processing; therefore, it has minimal value. Changes in the valuation reserve are as follows:

Balance at October 31, 2002	$(466)

Use of reserved inventory	145

Balance at October 31, 2003	(321)

Use of reserved inventory	99

Balance at October 31, 2004	$(222)

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows:

	October 31, 2004	October 31, 2003

Land and improvements	$488	$497
Buildings and improvements	3,977	3,436
Plant machinery and equipment	10,857	10,497
Furniture and fixtures	580	326
Coach fleet and vehicles	16,171	15,982
Coach refurbishments	566	474

Total	32,639	31,212
Less accumulated depreciation	(8,909)	(6,732)

Net property, plant and equipment	$23,730	$24,480

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 50

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

7.    PROPERTY, PLANT AND EQUIPMENT, CONTINUED

Depreciation expense of property, plant and equipment for the years ended October 31, 2004, 2003, and 2002 included in continuing operations was $2,678, $2,401, and $2,128, respectively. During 2004, certain equipment became idle due to the realignment of the plant at U.S. Rubber. The equipment will be used in the future for replacement of existing equipment as needed. Due to the uniqueness of the equipment and the high cost to buy new similar pieces, the net book value of $353 was transferred to other assets under idle equipment and is subject to impairment valuation.

8.    FINANCING ARRANGEMENTS

The Company has the following outstanding debt as of October 31, 2004 and 2003:

	Debt Amount
	October 31, 2004	October 31, 2003
U.S. Rubber

Line of credit issued by a bank, bearing interest at prime plus 0.5% (5.25%
at October 31, 2004), borrowings not to exceed the greater of $4,000 or the borrowing base (85% of eligible accounts receivable and 42% of eligible inventories), interest payable monthly, balance due October 2005,
collateralized by substantially all assets of U.S. Rubber	$2,403	$2,059

Note payable to a bank, interest payable monthly at prime plus 1% (5.75% at
October 31, 2004), monthly principal payments of $48, due October 2005,
collateralized by substantially all assets of U.S. Rubber	2,905	3,476

Note payable to DC Investments, interest payable monthly at 15%, balloon
payment due March 2007, subordinate to bank debt	700	700

Other	19	50

Subtotal U.S. Rubber	6,027	6,285

U.S. Rubber's debt is subject to financial covenants, the most restrictive of which is a fixed charge coverage ratio.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 51

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

8.    FINANCING ARRANGEMENTS, CONTINUED

	Debt Amount
	October 31, 2004	October 31, 2003
Pyramid, DW Leasing, Obsidian Leasing and DC Investments Leasing

Various installment loans, repayable in monthly installments totaling $151 including interest ranging from the three-month LIBOR rate plus .12% (1.987%
at October 31, 2004) to 13.1% through January 2014 and applicable balloon payments thereafter through January 2014, less unamortized discount ($30 at
October 31, 2004) first lien on assets financed (finance acquisition and asset purchases). A portion of the borrowings guaranteed by the members of
DW Leasing, Fair Holdings, DC Investments, and its partners.	$10,342	$11,186

Notes payable to Fair Holdings, repayable in monthly installments of interest ranging from 10% to 14% through October 2012 and applicable balloon payments
through December 2012. Collateralized by all assets of the borrower, collateral position second to that of senior lender.	4,669	4,056

Other	23	31

Subtotal Pyramid, DW Leasing, Obsidian Leasing and DC Investments Leasing	15,034	15,273

The Coach Leasing segment’s debt is subject to financial covenants, the most restrictive of which is cash flow coverage ratio and debt service coverage.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 52

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

8.    FINANCING ARRANGEMENTS, CONTINUED

	Debt Amount
	October 31, 2004	October 31, 2003

Danzer

Line of credit to Fair Holdings, maximum borrowing equal to $3,000, interest payable monthly at the LIBOR Daily Floating Rate plus 3.2% (5.187% at
October 31, 2004), due April 2006. Collateralized by substantially all
assets of Danzer.	$2,253	$1,331

Note payable to Fair Holdings, requires monthly principal installments of $6, interest accrues at the LIBOR Daily Floating Rate plus 3.2% (5.187% at
October 31, 2004), due April, 2006. Collateralized by substantially all
assets of Danzer.	894	961

Term loans payable to US Amada, Ltd. Monthly payments currently aggregating
$13 including interest at 10%, loans due January 2003, collateralized by
equipment financed, paid in December 2003.	---	14

Equipment loans payable---monthly payments currently aggregating $2 including interest of 9.50% to 11.30% through November 2007. Collateralized by
equipment financed.	58	85

Other	13	19

Subtotal Danzer	3,218	2,410

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 53

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

8.    FINANCING ARRANGEMENTS, CONTINUED

	Debt Amount
	October 31, 2004	October 31, 2003

United

Line of credit to a bank, maximum borrowing equal to $4,000, with a base of
80% of eligible accounts receivable plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at prime plus .75% (5.5% at October 31, 2004), due November 1, 2004.
Collateralized by substantially all assets of United and guaranteed by
Obsidian Enterprises*. Line of credit has matured and United is currently working on a forebearance agreement with the bank as well as looking to
refinance with another lender.	$4,000	$4,000

Temporary overline of credit with bank, interest payable monthly at prime plus .75% (5.5% at October 31, 2004), due on demand, collateralized by substantially all assets of United and guaranteed by Obsidian Enterprises
paid in April 2004.	---	250

Notes payable to a bank, requires monthly principal installments of $11 plus interest of prime plus 1% (5.75% at October 31, 2004), due through July
2006, collateralized by substantially all assets of United and guaranteed by
Obsidian Enterprises*.	987	1,484

Subordinated note payable to Huntington Capital Investment Company, interest payable quarterly at 14% per annum, balloon payment of outstanding principal balance due July 26, 2006, less unamortized discount ($794 and $1,091 at
October 31, 2004 and 2003, respectively). Unsecured and subordinate to line
of credit and notes payable above.*	2,706	2,409

Note payable to former shareholder, interest payable monthly at 9% per annum, balloon payment of outstanding principal balance due July 27, 2006.
Unsecured and subordinate to line of credit, notes payable and Huntington
debt above.*	1,500	1,500

Note payable to Renaissance, interest payable monthly at 8% per annum, with monthly principal payments of $5 beginning July 2004, due July 2008.
Convertible at the option of the holder to common stock of Obsidian Enterprises at a conversion price of $5.00 per share. The loan agreement also restricts
dividend payments without the prior consent of the lender.	500	500

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 54

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

8.    FINANCING ARRANGEMENTS, CONTINUED

	Debt Amount
	October 31, 2004	October 31, 2003

United, continued

Other	79	122

Subtotal United	9,772	10,265

*United was in technical default of certain loan covenants with its senior and subordinated lender at October 2004

Obsidian Enterprises

Line of credit to Fair Holdings, maximum borrowing equal to $15,000, interest payable monthly at 10%, due January 2007, collateralized by all assets of
Obsidian Enterprises and personally guaranteed by certain officers.	10,815	6,045

Note payable to Fair Holdings, interest payable monthly at 15%, balloon
payment due March 2007, personally guaranteed by certain officers.	934	803

Subtotal Obsidian Enterprises	11,749	6,848

United's debt is subject to financial covenants, the most restrictive of which is a fixed charge ratio and funded debt to EBITDA.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 55

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

8.    FINANCING ARRANGEMENTS, CONTINUED

	Debt Amount
	October 31, 2004	October 31, 2003

Classic

Line of credit to a bank, maximum borrowing equal to the lesser of $1,000 or
85% of eligible accounts receivable plus the lesser of 60% of all outstanding line of credit advances, $500, or the sum of 60% of finished goods and raw material eligible inventory plus the lesser of 60% of work-in-process eligible inventory or $90 minus inventory reserves. Interest payable monthly at prime plus 0.5% (5.25% at October 31, 2004), due May 1,
2006. Collateralized by substantially all assets of Classic and guaranteed
by Obsidian Enterprises and the Chairman of Obsidian Enterprises.	580	---

Notes payable to a Bank, monthly principal installments of $2 plus interest at prime plus 0.5% (5.25% at October 31, 2004), due through May 1, 2009
Collateralized by substantially all assets of Classic and guaranteed by
Obsidian Enterprises and certain officers.	96	---

Notes payable to a Bank, monthly principal installments of $23 plus interest at prime plus 1% (5.75% at October 31, 2004), due through May 1, 2007
Collateralized by substantially all assets of Classic and guaranteed by
Obsidian Enterprises and certain officers.	714	---

Other	39	---

Subtotal Classic	1,429	---

Total all companies	47,229	41,081
Less related-party amounts presented separately	(20,299)	(13,937)
Less current portion	(18,383)	(2,379)

	$8,547	$24,765

Classic's debt is subject to financial covenants, the most restrictive of which is a leverage ratio and a fixed charge coverage ratio.

Following are the maturities of long-term debt for each of the next five years and thereafter:

2005	$18,383
2006	7,330
2007	15,979
2008	3,412
2009	100
Thereafter	2,025

$47,229

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 56

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

8.    FINANCING ARRANGEMENTS, CONTINUED

The Company has an agreement with Obsidian Capital Partners (“Partners”) that gives the Company the right to mandate a capital contribution from Partners if the lenders to U.S. Rubber and/or United were to declare a default. In that event, the Company has the right to enforce a capital contribution agreement with Partners and to receive a capital contribution in amounts up to $1,370 for U.S. Rubber and $1,000 for United to fund the respective subsidiary’s shortfall. Those payments, if any, would be applied directly to reduce the respective subsidiary’s debt obligations to the lender. During fiscal 2003, a capital call was made for $250 for U.S. Rubber to bring the Company in compliance with certain bank covenants. Partners received 14,285 shares of Series D Preferred Stock in exchange for the capital call.

The following details significant changes in debt during the year ended October 31, 2004, or subsequent thereto:

FINANCIAL COVENANTS

Significant financial covenants in our credit agreements are the maintenance of minimum ratios, levels of earnings to funded debt and fixed charge coverage ratios. The Company did not meet requirements and covenants in certain debt agreements.

At October 31, 2004, United did not meet financial covenants with its Bank and Huntington Capital Investment Company. United did not meet its EBITDA and fixed charge coverage ratios. The Capital Investment Company waived their covenant violations as of October 31, 2004. The amount for the Capital Company is classified as current until completion of an amendment to cure future violations. The bank debt has matured and the Company is currently working with the bank on a short term extension until it is refinanced. The total debt of $7,693 is classified as current.

Obsidian Leasing was notified by its lender by letter dated November 3, 2004 that it was in technical default of its fixed charge coverage ratio under its promissory notes with a bank and that the maturity date of the related promissory notes were being accelerated, making the notes due an payable on December 1, 2004. The Company is currently discussing a forbearance agreement and the total related debt of $3,430 is classified as current. Management is currently exploring options with regard to refinancing the outstanding debt. Should refinancing or an extension of the current agreement not be obtained by the expiration date of the forbearance agreement, the debt will be repaid through current sources of availability including borrowings under the Company’s line of credit with Fair Holdings.

US Rubber did not meet financial its covenant related to delivery of audited statements within 90 days. No waiver was received and the total balance of $5,307 is classified as current.

Obsidian Enterprises did not meet financial its covenant related to minimum working capital requirement and delivery of audited statements within 90 day covenants with RENN Capital. No waiver was received and the total balance of $500 is classified as current.

PYRAMID, DW LEASING, OBSIDIAN LEASING AND DC INVESTMENTS LEASING:

On January 3, 2003, Obsidian Leasing paid off debt in the amount of $928 to former shareholders of Pyramid and related companies with proceeds from a note with Fair Holdings which includes monthly interest payments of 13% of the outstanding principal amount and a balloon principal payment in January 2006.

On December 17, 2002, Obsidian Leasing sold four coaches to DC Investments Leasing in exchange for DC Investments Leasing’s satisfaction of the debt outstanding on such coaches. In addition, DC Investments Leasing also acquired five additional coaches that were previously to be purchased by the Company, thereby eliminating the Company’s existing purchase commitment for such coaches. The Company refinanced the debt on the four coaches in addition to financing the five additional coaches. DC Investments Leasing entered into an agreement with First Indiana for $2,741 of the debt with interest payable at prime plus ½% and a maturity of December 2007. DC Investments Leasing also incurred debt with Fair Holdings for the remaining 20% of the net book value of the transferred and new coaches. Terms of the debt with Fair Holdings include monthly interest payments on the principal amount of $677 at 14% and a maturity of January 2008. DC Investments Leasing also entered into a management agreement with Pyramid under which all nine coaches described above will be leased by Pyramid.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 57

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

In July 2004 the Fair Holdings line of credit was amended to increase the total availability from $1,500 to $3,000. All other terms of the agreement will continue as stated in the original and amended agreement dated August 15, 2001.

UNITED:

On December 26, 2002, United amended its credit agreement to provide additional working capital. The amendment included a “temporary overline” line of credit with maximum borrowings not to exceed the lesser of $650 or the remainder of the borrowing base less the outstanding principal amount of the revolving line of credit. Interest is payable monthly at a rate of prime plus 0.75%.

On January 28, 2004, United amended its line of credit agreement to extend the maturity date of the original $4,000 line to November 2004, to waive United’s current debt violations, and to modify the covenants for future reporting periods. The bank debt has matured and United is currently working with the bank on a short term extension until it is refinanced. United is in negotiations for a new line of credit and term loan with a different lender. United expects to complete the refinancing of this debt during the first half of fiscal 2005.

CLASSIC:

On December 28, 2004, the credit agreement was temporarily amended to increase the borrowing base through April 1, 2005 to the following: The borrowing base is equal to 85% of eligible accounts receivable plus the lesser of 75% of all outstanding line of credit advances, $750, or the sum of 60% of finished goods and raw material eligible inventory plus the lesser of 60% of work-in-process eligible inventory or $90 minus inventory reserves. On April 1, 2005, the borrowing base will revert to the original agreement.

OBSIDIAN ENTERPRISES:

In fiscal 2004, Obsidian Enterprises’ line of credit with Fair Holdings was amended. Maximum borrowings were increased from $8,000 to $15,000, and the maturity date was extended from January 2005 to January 2007.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 58

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

9.    LEASING ARRANGEMENTS

The Company has various operating lease commitments, principally related to machinery and equipment, office equipment, and facilities. The approximate future minimum annual rentals under the terms of these leases, which expire on various dates through the year ending October 31, 2012, are as follows:

Year Ending October 31,	Third Party	Related Party	Total
2005	$359	$144	$503
2006	303	144	447
2007	234	144	378
2008	54	144	198
2009 and thereafter	228	360	588

Total	$1,178	$936	$2,114

Rental expense under operating leases for the years ended October 31, 2004, 2003, and 2002 was $658, $594, and $562, respectively. Rental expense under a month to month lease with Fair Holdings for the years ended October 31, 2004, 2003 and 2002 was $64, $31 and none, respectively.

10.    EMPLOYEE BENEFIT PLANS

The Company, through certain of its subsidiaries, has defined contribution 401(k) plans which permit voluntary contributions up to 20% of compensation and which provide Company-matching contributions of up to 10% of employee contributions not to exceed 6% of employee compensation. 401(k) plan expense for the years ended October 31, 2004, 2003, and 2002 was approximately $102, $128, and $148, respectively. The Company’s health insurance is through a partially self funded plan which has a maximum claim limit of $70 per employee. Claims in excess of these limits are reimbursed by a separate re-insurance plan which carries a plan limit of $1,000.

11.    REDEEMABLE STOCK

In conjunction with the United acquisition in 2001, the Company issued 154,482 shares of Common Stock to Huntington Capital Investment Corporation (“Huntington”), the senior subordinated lender of United. The note purchase agreement included a provision giving Huntington the option to require the Company to repurchase these shares at 90% of market value at the date of redemption upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement.

A portion of the note purchase agreement proceeds of $3,500 was allocated to the stock issued based on the thirty day average closing value of the Company’s common stock prior to the transaction. As the redemption value is variable, the Company recognizes changes in the estimated fair value each quarter. Changes in fair value are adjusted through additional paid in capital or retained earnings when additional paid in capital related to the fair value change has been reduced to zero. At October 31, 2004, the estimated redemption requirement is $443 to be paid July 2006.

In conjunction with the sale of Champion discussed in Note 4, the Company agreed to settle the outstanding subordinated debt due to Markpoint from Champion in exchange for a cash payment of $675 and issuance to the debt holder of 32,143 shares of the Company’s Series D Preferred Stock. The agreement provided Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. The repurchase option was available to Markpoint as follows: 16,072 shares during the period May 1, 2003 to June 1, 2003 and 16,071 shares during the period November 1, 2003 to December 1, 2003. On May 12, 2003, under an Assignment Agreement, the Company transferred all rights, title and interest in the repurchase option to Fair Holdings. Markpoint exercised the repurchase option and was paid $338 by Fair Holdings. The exercise of the option resulted in the reduction of the liability and an increase in additional paid in capital of $337 as of October 31, 2003. On November 10, 2003, Markpoint exercised the option for the remaining shares and those shares also were acquired by Fair Holdings. The exercise of the option resulted in a reduction in redeemable stock and an increase in additional paid-in capital of $337.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 59

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

11.    REDEEMABLE STOCK, CONTINUED

With the acquisition of Classic effective May 1, 2004, the Company issued 170,451 shares of our common stock to the former owners of Classic. These shares are classified as redeemable stock. The purchase agreement for Classic included a provision that gives the sellers the right to have us redeem these shares at a price of $6.5970 per share within five years of the date of issuance of the shares. The sellers have the right to partially redeem these shares in increments of 10,000 or more shares per transaction. The agreement also has an automatic termination provision if the Company’s shares have traded at a closing price of greater than $7.33 per share for any consecutive period of 60 trading days during the period of time commencing on the date there are no restrictions on the sellers sale of shares and ending on the fifth anniversary of the agreement.

12.    STOCKHOLDERS’ EQUITY

PREFERRED STOCK:

On March 7, 2002, the Company completed a series of transactions with the subordinated lender at U.S. Rubber resulting in an increase in equity and a decrease in liabilities of $1,017. The subordinated lender received 30,000 shares of Series C Preferred Stock in this transaction.

On April 30, 2002, the Company converted $1,290 of debt and accrued interest owed to Partners and $596 of debt and accrued interest owed to Fair Holdings to equity through the issuance to Partners and Fair Holdings of 402,906 shares and 186,324 shares, respectively, of Series C Preferred Stock which are convertible into an aggregate of 11,784,600 shares of common stock of the Company.

In August 2002, warrants for 10,000 shares of Series C Convertible Stock were exercised. The shares were issued in exchange for a cash payment of $20.

On October 24, 2002, the Company amended its Articles of Incorporation to authorize 200,000 shares of Series D Preferred Stock. The Series D Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock of the Company at an initial conversion rate of 175 shares of common stock for each share of Series D Preferred Stock. However, the stock may not be converted prior to the Company filing a registration statement for such shares. Holders of the Series D Preferred Stock have voting rights which entitle them to cast the number of votes equal to the number of shares of common stock into which such shares of Series D Preferred could be converted on each matter submitted to a vote of the stockholders of the Company.

On October 24, 2002, 88,300 of the Series D Preferred Stock shares were sold in the transactions described below which were exempt from Securities Act registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering.

On October 24, 2002, the Company converted $1,276 of debt to Partners in exchange for 72,899 shares of Series D Preferred Stock. The conversion was the result of Partners’ requirement under the Agreement and Plan of Reorganization between the Company and U.S. Rubber to fund through the purchase of additional preferred stock certain ongoing administrative expenses of the Company to complete the Plan of Reorganization, complete all required current and prior year audits to meet the regulatory filing requirements, and ensure all annual and quarterly SEC filings are completed to enable the registration of the preferred stock issued to Partners.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 60

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

12.    STOCKHOLDERS’ EQUITY, CONTINUED

On October 24, 2002, the Company converted $270 of debt to Fair Holdings in exchange for 15,431 shares of Series D Preferred Stock. The conversion was the result of Fair Holding’s agreement to cover similar expenses as Partners as described above in excess of the amount Partners was obligated to pay.

On May 12, 2003, 16,072 shares of Series D Preferred Stock, previously classified as redeemable stock (see Note 11) were acquired by Fair Holdings from Markpoint.

On October 13, 2003, the Company issued 14,285 shares of Series D Preferred Stock for $250. The issuance was as a result of a capital call from Partners who were obligated to fund additional capital required to maintain compliance with the debt covenants of U.S. Rubber.

On December 3, 2003, the Company’s stockholders and Board of Directors approved a 50-to-1 reverse stock split. The reverse stock split was effective for trading purposes as of February 16, 2004. As a result of the reverse stock split and the amendment to the Certificate of Incorporation, approximately 720,157 shares of common stock remained outstanding and the number of authorized shares of common stock was reduced to 10,000,000.

On March 12, 2004, all outstanding Series C and D preferred shares were converted to common stock, which increased common stock outstanding by 2,218,725 shares including 154,482 shares classified as redeemable stock. As of October 31, 2004, there were five million shares authorized with no preferred shares issued or outstanding.

STOCK OPTIONS:

The stockholders approved a stock option plan to issue both “qualified” and “nonqualified” stock options. Under the plan, 16,000 options to purchase shares of the Company’s common stock may be issued at the discretion of the Company’s Board of Directors. The option price per share is determined by the Company’s Board of Directors, but in no case will the price be less than 85% of the fair value of the common stock on the date of grant. Options under the plan will have a term of not more than ten years with accelerated termination upon the occurrence of certain events.

The Board adopted, and the Company’s stockholders approved a 2001 Long Term Incentive Plan. The 2001 Plan authorizes the granting to the Company’s directors, key employees, advisors and consultants of options intended to qualify as Incentive Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options that do not so qualify (“Non-Statutory Options”), restricted stock and Other Stock-Based Awards that are not Incentive Options or Non-Statutory Options. The awards are payable in Common Stock and are based on the formula which measures performance of the Company. There was no performance award expense in 2004, 2003 or 2002. No options under this plan were granted to any employees. Options are exercisable for up to 10 years from the date of grant.

On December 13, 2003, the Company’s Board of Directors approved the extension of the expiration date of 4,000 fixed stock options, exercisable at $2.50. The original expiration date of December 31, 2002 was originally extended to December 31, 2003 and subsequently to June 30, 2004. The Company recognized $30 and $40 respectively of compensation expense related to the extension of the options during the years ended October 31, 2003 and 2004. The fixed stock options expired and were not exercised as of June 30, 2004.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 61

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

12.    STOCKHOLDERS’ EQUITY, CONTINUED

Following is a summary of transactions of granted shares under option and adjusted for the 50:1 reverse stock split in February 2004 for the years ended October 31, 2004, 2003 and 2002:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	16,000	4.50	16,000	4.50	20,950	4.50
Issued during the year	---	---	---	---	---	---
Canceled or expired during the year	(16,000)	4.50	---	---	(4,950)	5.00
Exercised during the year	---	---	---		---	---

Outstanding, end of year	---	---	16,000	4.50	16,000	4.50

Eligible, end of year for exercise	---	---	16,000	4.50	16,000	4.50

STOCK WARRANTS:

The Company has issued warrants to purchase common stock to several parties. In January 2003, the Company agreed to a modification of terms with the debenture holders to provide for less stringent covenants. In exchange for this modification, the Company issued warrants to the debenture holders to purchase up to 320 shares of the Company’s common stock at an exercise price of $10.00 per share. These warrants expire January 24, 2006. In February 2004, the Company received an extension of the requirement to provide audited financial statements to debenture holders. In exchange for this extension, the Company issued warrants to each of the debenture holders to purchase up to 160 shares of the Company’s common stock at an exercise price of $10.00 per share. These warrants expire February 9, 2007. The issuance of the warrants had no material impact on earnings.

The following table summarizes the outstanding warrants for the years ended October 31, 2004 and 2003:

	Outstanding Warrants October 31, 2002	Issued During the Year	Exercise Price	Warrants Exercised in Period	Outstanding Warrants October 31, 2003 and 2004

Common Stock:
Renaissance US Growth & Income Trust PLC	160	160	10.00	---	320
BFSUS Special Opportunities Trust PLC	160	160	10.00	---	320

	Outstanding Warrants October 31, 2001	Issued During the Year	Exercise Price	Warrants Exercised in Period	Outstanding Warrants October 31, 2002

Common Stock:
Renaissance US Growth & Income Trust PLC	---	160	10.00	---	160
BFSUS Special Opportunities Trust PLC	---	160	10.00	---	160

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 62

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

	Year Ended October 31, 2004
	Trailer Manufacturing	Coach Leasing		Butyl Rubber Reclaiming	Total Segments		Corporate		Consolidated

Sales:
Domestic	$43,037		$5,464	$9,499		$58,000	$	---	$58,000
Foreign	5,147		---	1,213		6,360		---	6,360

Total	$48,184		$5,464	$10,712		$64,360	$	---	$64,360

Cost of goods sold	$44,116		$3,216	$10,472		$57,804	$	---	$57,804

Loss before taxes and
minority interest	$(4,110)		$(1,574)	$(1,606)		$(7,290)		$(694)	$(7,984)

Identifiable assets	$24,941		$14,132	$10,562		$49,635		$(216)	$49,419

Goodwill	$7,055	$	---	---	$	---		---	7,055

Depreciation and
amortization expense	$903		$1,004	$1,450		$3,357		$142	$3,499

Interest expense	$1,606		$1,362	$494		$3,462		$703	$4,165

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 63

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

13.    BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

	Year Ended October 31, 2003
	Trailer Manufacturing	Coach Leasing		Butyl Rubber Reclaiming		Total Segments		Corporate		Consolidated

Sales:
Domestic	$37,590		$7,281		$9,893		$54,764	$	---	$54,764
Foreign	3,419		---		1,112		4,531		---	4,531

Total	$41,009		$7,281		$11,005		$59,295	$	---	$59,295

Cost of goods sold	$37,704		$4,060		$9,972		$51,736	$	---	$51,736

Loss before taxes and
minority interest	$(3,480)		$(122)		$(752)		$(4,354)		$(235)	$(4,589)

Identifiable assets	$19,722		$14,147		$11,028		$44,897		$985	$45,882

Goodwill	$5,784	$	---	$	---	$	---	$	---	$5,784

Depreciation and
amortization expense	$751		$767		$1,332		$2,850	$	---	$2,850

Interest expense	$1,395		$1,189		$556		$3,140		$407	$3,547

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 64

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

13.    BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

	Year Ended October 31, 2002
	Trailer Manufacturing	Coach Leasing		Butyl Rubber Reclaiming		Total Segments		Corporate		Consolidated

Sales:
Domestic	$38,911		$6,374		$9,336		$54,621	$	---	$54,621
Foreign	1,864		---		789		2,653		---	2,653

Total	$40,775		$6,374		$10,125		$57,274	$	---	$57,274

Cost of goods sold	$35,077		$3,357		$9,407		$47,841	$	---	$47,841

Loss before taxes and
minority interest	$(1,966)		$(417)		$(732)		$(3,115)		$(193)	$(3,308)

Identifiable assets	$20,155		$11,760		$11,391		$43,306		$2,617	$45,923

Goodwill	$5,784	$	---	$	---	$	---	$	---	$5,784

Depreciation and
amortization expense	$705		$779		$1,084		$2,568	$	---	$2,568

Interest expense	$1,277		$1,468		$614		$3,359		$193	$3,552

Obsidian Enterprises (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the years ended October 31, 2004, 2003, and 2002, respectively, allocated corporate expenses by segment were as follows:

	Year Ended October 31,
	2004	2003	2002

Trailer manufacturing	$2,280	$1,174	$934
Coach leasing	259	200	146
Butyl rubber reclaiming	507	317	232

	$3,046	$1,691	$1,312

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 65

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

The provision for (expense) benefit for income taxes consists of the following:

	2004		2003		2002

Current:
Federal	$	---	$	---	$	---
State		(48)		(66)		(15)

		(48)		(66)		(15)

Deferred:
Federal		61		733		41
State		10		270		7
Discontinued operations		---		25		332

		71		1,028		380

Total tax benefit		23		962		365

Less tax benefit from discontinued
operations		---		(25)		(332)

Tax benefit from continuing operations		$23		$937		$33

A reconciliation of income tax benefit (expense) from continuing operations at U.S. statutory rates to actual income tax benefit (expense) is as follows:

	2004	2003	2002

Benefit (tax) at statutory rate (34%)	$2,714	$1,536	$1,125
Effect of nontaxable combined entity	(10)	138	(18)
State income tax	273	180	(15)
Non-deductible goodwill	---	---	(245)
Valuation reserve applied to equity	---	---	(1,267)*
(Increase) decrease in valuation reserve	(2,901)	(1,028)	380
Other	(53)	111	73

	$23	$937	$33

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 66

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

14.    INCOME TAXES, CONTINUED

*On November 1, 2001, 27 coaches owned by DW Leasing were transferred to Obsidian Leasing in a tax-free exchange, as further described in Note 1. DW Leasing recorded a charge to equity as a deemed distribution of $1,590 on the date of the transaction, representing the deferred tax liability associated with the coaches transferred. A reduction of deferred tax valuation reserve of $(1,267) was also recorded in the consolidated financial statements as an increase in equity, as the addition of the above deferred tax liability resulted in the Company’s ability to realize additional deferred tax assets on a consolidated basis.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of a portion of the deferred tax assets will not be realized. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2004	2003

Deferred tax assets (liabilities):
Accounts receivable	$233	$195
Inventories	203	215
Accrued expenses	199	143
Intangibles	251	370
Operating loss carryforwards	8,294	5,209
Property and equipment	(4,634)	(4,272)
Other	25	10

	4,571	1,870
Less valuation reserves	(4,872)	(1,971)

Deferred tax assets (liabilities), net	$(301)	$(101)

Included in the accompanying balance sheet under the following:

	2004	2003

Deferred tax assets	$635	$550
Deferred tax liabilities	(936)	(651)

	$(301)	$(101)

The amount of federal tax net operating loss carryforwards available at October 31, 2004 was approximately $21,500. Certain of these loss carryforwards were generated by certain subsidiaries prior to the reverse merger transaction in June 2001 and have expiration dates through the year 2021. The use of preacquisition operating losses is subject to limitations imposed by the Internal Revenue Code. Utilization of these loss carryforwards is impacted by such limitations. Accordingly, the deferred tax assets related to premerger operating losses have been reserved with a valuation allowance to the extent they are not offset by deferred liabilities.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 67

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

14.    INCOME TAXES, CONTINUED

Federal tax net operating loss carryforwards and expiration dates as of October 31, 2004 are as follows:

Premerger	Expiration Dates	Postmerger	Expiration Dates

$2,996	2008 through 2021	$18,517	2021 through 2024

Cash payments of income taxes for the years ended October 31, 2004, 2003, and 2002 were $75, $96, and $22, respectively.

15.    RELATED PARTIES

The Company makes advances, receives loans and conducts other business transactions with affiliates resulting in the following amounts for the periods ended:

	October 31, 2004	October 31, 2003

Balance sheets:
Current assets:
Accounts receivable, Obsidian Capital Company(2)	$8	$8
Accounts receivable, stockholders	11	---
Accounts receivable, other affiliated entities	52	44

Total assets	$71	$52

Current liabilities:
Accounts payable, Obsidian Capital Company(2)	$35	$275
Accounts payable, stockholders	3	320
Accounts payable, DC Investments and Fair Holdings(2)	1,181	221
Accounts payable, other affiliated entities	49	21
Long-term portion:
Accounts payable, Obsidian Capital Company(2)	240	---
Accounts payable, stockholders	316	---
Notes payable, DC Investments(2)	700	700
Notes payable, Fair Holdings(2)	8,784	7,192
Line of credit, Fair Holdings(2)	10,815	6,045

Total liabilities	$22,123	$14,774

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 68

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

15.    RELATED PARTIES, CONTINUED

	October 31, 2004	October 31, 2003	October 31, 2002

Statements of Operations:
Interest expense, DC Investments and Fair Holdings(2)	$1,751	$1,274	$322
Interest expense, Obsidian Capital Partners(2)	---	---	58
Rent expense, Fair Holdings(2)	54	45	---
Rent expense, Obsidian Capital Company(2)	---	---	56
Sales to Champion(2)	60	---	---
Purchases from Champion(2)	137	---	---
Rent expense, Roost Leasing(1)	72	---	---
Purchases, CCG Parma(2)	11	---	---
Other:
Coach rebuild, Champion	185	---	---
Classic acquisition costs, Diamond Investments, LLC(2)	51	---	---

(1)A leasing company owned by the former owners of Classic
(2)An entity controlled by Tim Durham, the Chairman of Obsidian Enterprises

Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms, or were collected or paid subsequent to year end. Amounts classified as long term represent amounts not currently due.

On February 13, 2002, DC Investments, a related party 50% owned by Mr. Durham (Chairman of the Company), purchased accounts receivable from DW Leasing, recorded by DW Leasing as deposits on trailers, in the amount of $1,051. DW Leasing used the proceeds from the purchase of the accounts receivable to pay off the accounts payable due Obsidian Capital Company in the amount of $624 and the amount due shareholders and other related parties in the approximate amount of $300.

The Company was obligated to the stockholders and certain employees (that were formerly stockholders of subsidiary companies) under note payable agreements acquired as part of the acquisitions. In addition, the Company has entered into note payable agreements with other affiliated entities. The details of these notes payable are included in Note 8.

On December 17, 2002, Obsidian Leasing sold four coaches to DC Investments Leasing in exchange for DC Investments Leasing’s satisfaction of the debt outstanding on such coaches. DC Investments Leasing paid this debt through a refinancing at terms that included a reduction in interest rates. In addition, DC Investments Leasing also acquired five additional coaches that were previously to be purchased by us thereby eliminating our existing purchase commitment for the coaches. DC Investments Leasing also entered into a management agreement with Pyramid under which all nine coaches described above will be leased by Pyramid.

In February and March 2004, the Company secured an additional financial commitment from Fair Holdings to provide, as needed, additional borrowings under a line of credit agreement from $8,000 to $15,000. The line bears interest at 10% and the line of credit arrangement expires on January 1, 2007 at which time the total principal and interest is due and payable. No late fees were charged on this loan.

In July 2004 the Fair Holdings line of credit with Danzer was amended to increase the total availability from $1,500 to $3,000. All other terms of the agreement will continue as stated in the original and amended agreement dated August 15, 2001 which includes interest at LIBOR plus 3.2%. No late fees have been assessed by Fair Holdings for this loan.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 69

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

16.    COMMITMENTS AND CONTINGENCIES

In connection with their dealers’ wholesale floor-plan financing of cargo trailers, the Company has entered into repurchase agreements with various lending institutions. Each repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding one year. Outstanding obligations are approximately $2,375 at October 31, 2004. Repurchase agreements with third party financing sources are ordinary and customary in the cargo trailer industry. The repurchase obligations are limited to the repurchase of the inventory, in like new condition, and only in the event a dealer is in default under its agreement with the finance company. The Company is not responsible for interest or any other carrying cost incurred by the dealer, and is not responsible for any required curtailment payments to be made by the dealer to the finance company based on the aging of the finance company receivable. The dealer cannot initiate the repurchase obligation and has no right to return the product to the Company. The Company receives credit approval from the third party finance company prior to shipping the product and generally receives payment with in a few days. The Company’s repurchase activity under these agreements has historically been infrequent and the losses incurred have been minimal. The loss is limited to the difference between the repurchase amount and the subsequent resale of the inventory. Losses incurred under such arrangements have not been significant and the estimated liability for losses on contracts outstanding at October 31, 2004 is not material.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations.

Subsequent to October 31, 2004, U.S. Rubber entered into a number of agreements relating to the installation of a cryogenic system. These commitments total approximately $253. Minimum future payments under the commitments are as follows:

Year Ending October 31,

2005	$76
2006	29
2007	29
2008	29
2009 and thereafter	90

$253

17.    SUBSEQUENT EVENTS

In November 2004, Obsidian Leasing sold two of its coaches. Total proceeds associated with the sale of these coaches were approximately $220 of which $209 was used to pay off commitments associated with the coaches. There was no material gain or loss recorded on the sale. The Company is currently in the process of selling an additional three coaches.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 70

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

17.    SUBSEQUENT EVENTS, CONTINUED

In December 2004 Pyramid and its parent, Obsidian Enterprises, and other affiliated companies and members filed suit against the former owners of Pyramid for violation of the terms of its non-compete agreement. The lawsuit was filed against various individuals and operating entities that are directly competing with the Company and is seeking punitive and compensating damages. While the ultimate result of the lawsuit is unknown at this time, management believes that the outcome will be favorable.

Effective December 28, 2004, the credit agreement for the line of credit with Classic was temporarily amended to increase the borrowing base until April 1, 2005 to the following: The borrowing base is equal to 85% of eligible accounts receivable plus the lesser of 75% of all outstanding line of credit advances, $750, or the sum of 60% of finished goods and raw material eligible inventory plus the lesser of 60% of work-in-process eligible inventory or $90 minus inventory reserves. On April 1, 2005, the borrowing base will revert to the original agreement.

18.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
        (dollars in thousands, except per share amounts)

YEAR ENDED OCTOBER 31, 2004

	First Qtr. Ended 1/31/04	Second Qtr. Ended 4/30/04	Third Qtr. Ended 7/31/04	Fourth Qtr. Ended 10/31/04

Net sales	$12,046	$16,292	$18,227	$17,795

Gross profit	1,067	1,103	2,809	1,577

Loss from continuing operations	(2,218)	(2,890)	(686)	(2,167)

Loss from continuing operations per
basic common and common equivalent
share	(3.32)	(1.00)	(0.13)	(0.66)

YEAR ENDED OCTOBER 31, 2003
	First Qtr. Ended 1/31/03	Second Qtr. Ended 4/30/03	Third Qtr. Ended 7/31/03	Fourth Qtr. Ended 10/31/03

Net sales	$10,899	$15,107	$16,795	$16,494

Gross profit	1,160	1,791	2,405	2,203	***

Loss from continuing operations	(1,517)	(909)	(307)	(1,091	)***

Loss from continuing operations per
basic common and common equivalent
share	(2.25)	(1.26)	(0.14)	(1.52)

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 71

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

18.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED), CONTINUED

YEAR ENDED OCTOBER 31, 2002

	First Qtr. Ended 1/31/02	Second Qtr. Ended 4/30/02	Third Qtr. Ended 7/31/02	Fourth Qtr. Ended 10/31/02

Net sales	$11,466	$15,598	$15,239	$14,971

Gross profit	1,518	2,625	2,839	2,653

Income (loss) from continuing operations	(1,207)	(570)	471	(1,531	)**

Income (loss) from continuing
operations per basic common and common
equivalent share	(1.68)	(0.79)	0.65	(2.13)

**The fourth quarter includes the charge for the impairment of goodwill of $720 for October 31, 2002.

***The fourth quarter includes a charge related to inventory at United of $500

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 72

SCHEDULE II—VALUATION AND QUALIFYING OF ACCOUNTS

Year Ended October 31, 2004
(in thousands)

		Column C---Additions
Column A—Description	Column B— Balance at Beginning of Period	(1)—Charged to Costs and Expenses		(2)—Charged to Other Accounts— Describe		Column D Deductions— Describe			Column E— Balance at End of Period

Allowance for doubtful accounts	$496		$287	$	---		$40	(1)	$743

Inventory valuation
allowances	$321	$	---	$	---		$99	(2)	$222

Deferred tax valuation
reserve	$1,971		$2,866	$	---	$	---		$4,837

Year Ended October 31, 2003
(in thousands)

		Column C---Additions
Column A—Description	Column B— Balance at Beginning of Period	(1)—Charged to Costs and Expenses		(2)—Charged to Other Accounts— Describe			Column D Deductions— Describe		Column E— Balance at End of Period

Allowance for doubtful accounts	$495		$20	$	---		$19	(1)	$496

Inventory valuation
allowances	$466	$	---	$	---		$145	(2)	$321

Deferred tax valuation
reserve	$1,171		$1,027		$218	(3)	$445	(4)	$1,971

(1) Recovery of amounts previously reserved.
(2) Use of inventory previously reserved.
(3) Additional valuation reserve recorded related to adjustment to net operating loss carryforwards. No income or loss recorded in the financial statements.
(4) Reduction from the sale of Champion to a related party. No income or loss recorded due to involvement of related parties.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 73

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share and share data)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A.    CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management recognizes that, because the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and also is subject to other inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on October 31, 2004 in providing reasonable assurance that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at October 31, 2004 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. In fiscal 2004 the Company hired two additional employees to join the accounting staff and is evaluating how best to utilize the time of these new employees. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Finally, as discussed below, the Company believes that the implementation of its new accounting system will enhance the segregation of duties of accounting personnel without the necessity of adding personnel.

In fiscal 2004, the Company implemented an enterprise wide, integrated accounting system that replaced the separate accounting systems previously maintained by the several subsidiaries and since that date has implemented an enhanced segregation of duties of various accounting personnel. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the October 31, 2004 evaluation.

ITEM 9B.    OTHER INFORMATION.

None.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 74

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information with respect to all directors and executive officers of the Company, including their ages, present principal occupations, other business experience during the last five years.

Name	Age	Position	Director Since
Timothy S. Durham	42	Chief Executive Officer and Chairman of the Board	2001
Terry G. Whitesell	65	President, Chief Operating Officer and Director	2001
Jeffrey W. Osler	36	Executive Vice President, Secretary, Treasurer and Director	2001
D. Bruce Johnston+	54	Director	2004
John A. Schmit*+	37	Director	2001
D. Scott McKain*	50	Vice Chairman and Director	2001
Daniel S. Laikin+	42	Director	2001
Rick D. Snow	41	Executive Vice President and Chief Financial Officer	N/A
Anthony P. Schlichte	49	Executive Vice President of Corporate Finance	N/A

*Members of the Compensation Committee
+Members of the Audit Committee

Mr. Durham has served as the Chief Executive Officer and Chairman of the Board and as a director of the Company since June 2001. He has served as a Managing Member and Chief Executive Officer of Obsidian Capital Company LLC, which is the general partner of Obsidian Capital Partners, a major shareholder of the Company since April 2000. Beginning in 1998, Mr. Durham founded and maintained a controlling interest in several investment funds, including Durham Capital Corporation, Durham Hitchcock Whitesell and Company LLC, and Durham Whitesell & Associates LLC. From 1991 to 1998, Mr. Durham served in various capacities at Carpenter Industries, Inc., a school bus manufacturer, including as Vice Chairman, President and Chief Executive Officer. Mr. Durham also serves as a director of National Lampoon, Inc. Mr. Durham is Mr. Osler’s brother-in-law.

Mr. Whitesell has served as the President and Chief Operating Officer and as a director of the Company since June 2001. Prior to that time he co-founded several entities with Mr. Durham, including Obsidian Capital Company, LLC, Durham Hitchcock Whitesell and Company LLC and Durham Whitesell & Associates LLC. Mr. Whitesell also is a Managing Member of Obsidian Capital Company LLC. From April 1992 until September 1998, Mr. Whitesell served as Executive Vice President of Carpenter Industries, Inc., which manufactured school buses.

Mr. Osler has served as the Executive Vice President, Secretary and Treasurer and as a director of the Company since June 2001. He also is a Managing Member of Obsidian Capital Company LLC and has served as Senior Vice President at Durham Whitesell & Associates LLC and Durham Capital Corporation since September 1998. Prior to that time, Mr. Osler served as the General Manager of Hilton Head National Golf Club. Mr. Osler is Mr. Durham’s brother-in-law.

Mr. Johnston has served as a director of the Company since May 2004, when he was appointed by the Board to fill the vacancy created by the resignation of a prior director. Mr. Johnston currently provides consulting services through executive workshops across the nation. He had served as President and Chief Executive Officer of Gartmore Global Investments, the asset management fund subsidiary of Nationwide Mutual Insurance Company from May 2002 to January 2004. From March 1998 to May 2002, he had served as Senior Vice President of Conseco Capital Management.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 75

Mr. Schmit has been a director since July 2001. Since November 2004, Mr. Schmit has worked to form an investment fund. From 1997 through November 2004 he served as Vice President—Investments at Renaissance Capital Group, Inc. Prior to joining Renaissance Capital Group, Mr. Schmit practiced law with the law firm of Gibson, Ochsner & Adkins in Amarillo, Texas from September 1992 to September 1994. Between August 1994 and May 1996, Mr. Schmit attended Georgetown University where he earned his L.L.M. in International and Comparative Law.

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

Mr. Laikin has served as a director of the Company since September 2001. Mr. Laikin is Chief Operating Officer and a director of National Lampoon, Inc., the owner of the “National Lampoon” trademark and engaged in the entertainment business. He has been a Managing Member of Fourleaf Management LLC, a management company of an investment fund that invests in technology related entities, since 1999. Mr. Laikin served as the Chairman of the Board of Biltmore Homes from 1993 to 1998.

Mr. Snow was named Executive Vice President and Chief Financial Officer in April 2003. He continues to serve as Chief Financial Officer for Fair Finance, Inc., a company for which Mr. Durham, the Company’s Chairman and Chief Executive Officer, also serves as Chief Executive Officer. Prior to joining Fair Finance, Inc., in 2002, Mr. Snow had served as Senior Manager of Brockman, Coats, Gedelian & Co., a regional accounting firm from 1991 to 2002. Prior to joining Brockman, Coats, Gedelian & Co. in 1991, he was an accountant with Grant Thornton LLP.

Mr. Schlichte has served as Executive Vice President of Corporate Finance since April 2003. Previously he held vice president and senior lending officer positions at First Indiana Bank from 1981 to 2003.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors has determined that the three members of the Audit Committee, Daniel S. Laikin, D. Bruce Johnston, and John A. Schmit, each qualify as an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K adopted pursuant to the Securities Exchange Act of 1934, as amended. Mr. Schmit has a bachelors degree in Finance and seven years of experience in reading, interpreting and analyzing financial statements in his role as Vice President, Investments for RENN Capital Group, Inc., a registered Investment Adviser. Mr. Laikin and Mr. Johnston also have extensive business experience that has involved the review of financial statements as more fully described in the above biographical information. Messrs. Johnston and Schmit also qualify as “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers (“Code of Ethics”), which applies to the Company’s principal executive officer and to its principal financial and accounting officers. A copy of the Code of Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who own more than ten percent of the Company’’s Common Stock (“10% Shareholders”) to file reports of ownership and reports of changes in ownership of the Company’s Common Stock with the Securities Exchange Commission (“SEC”). Officers, Directors and 10% Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under Section 16 (a). Based solely on its review of the copies of such forms received by it with respect to its fiscal year ended October 31, 2004, and written representations from certain reporting persons that no other reports were required to be made by those persons, the Company believes that, except as disclosed below, its officers, directors and 10% Shareholders have complied with all Section 16(a) requirements for the fiscal year ended October 31, 2004.

Timothy S. Durham, the Company's Chief Executive Officer, was late in filing two Form 4s to report his acquisition of additional partnership shares of Obsidian Capital Partners, which increased his pecuniary interest in the common shares of the Company held by Obsidian Capital Partners. Mr. Durham did, however, previously report that all holdings of the Company's common shares held by Obsidian Capital Partners were indirectly held by him.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 76

ITEM 11.    EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company’s past three fiscal years ended October 31 by the Chief Executive Officer and each of the Company’s other most highly compensated executive officers whose total annual compensation for fiscal 2004, based on salary and bonus earned during fiscal 2004, exceeded $100,000 (the “Named Executive Officers”). (No other executive officers of the Company received a salary and bonus for fiscal 2004 in excess of $100,000 so as to require their inclusion in the table.)

Annual Compensation
Name and Principal Position	Year	Salary	All Other Compensation
Timothy S. Durham, Chief Executive Officer	2004	$185,000	$9,600(1)
	2003	$ 75,000	$9,600(1)
	2002	$ 75,000	$9,600(1)

Terry G. Whitesell, President, Chief Operating Officer	2004	$185,000	$9,600(1)
	2003	$ 65,000	$9,600(1)
	2002	$ 65,000	$9,600(1)

Jeffrey W. Osler, Executive Vice President, Secretary, Treasurer	2004	$125,000	$9,600(1)
	2003	$ 55,000	$9,600(1)
	2002	$ 55,000	$9,600(1)
(1) Other compensation is a total annual car allowance.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No grants were made to the Company’s Chief Executive Officer or other Named Executive Officers during fiscal 2004 pursuant to the Company’s 1999 Stock Option Plan or the Company’s 2002 Long Term Incentive Plan.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

No options have been granted during fiscal 2004 to the Company’s Chief Executive Officer or other Named Executive Officers.

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

No awards were made in fiscal 2004 to the Chief Executive Officers of other Named Executive Officers under any long-term incentive plan.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 77

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company are entitled to a board meeting attendance fee of $750, plus reimbursement of expenses for each meeting attended.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

The Company does not have an employment agreement with its Chief Executive Officer or other Named Executive Officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to beneficial ownership of common stock as of January 1, 2005, by (i) all persons known to the Company to be the beneficial owner of five percent or more of the common stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each of the Named Executive Officers; and (iv) all Company directors and executive officers as a group. This table does not include shares of common stock that may be purchased pursuant to options not exercisable within 60 days of the record date. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

Common Stock

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers and
Directors:
Timothy S. Durham(1)	2,322,880	74.7%
D. Scott McKain	16,202	*
Jeffrey W. Osler(2)	1,824,036	58.7%
Terry G. Whitesell(3)	1,945,751	62.6%
John A. Schmit	---	---
Daniel S. Laikin	---	---
D. Bruce Johnston	---	---
All current officers and
directors as a group (9
persons)	2,647,826	85.2%

Other 5% Owners:
Fair Holdings(4)	241,039	7.8%
Huntington Capital
Investment Company(5)	154,483	5.0%
Obsidian Capital Partners(6)	1,807,492	58.1%
CEDE & Co.(7)	279,703	9.0%

*less than one percent

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 78

(1)
Includes 146,762 shares of common stock directly owned by Mr. Durham; 41,767 shares held by Diamond Investments, LLC, for which Mr. Durham serves as Managing Member and for which shares Mr. Durham may be deemed to share voting and dispositive power; 1,807,492 shares of common stock over which Mr. Durham shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Durham due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, which directly owns such shares; 241,039 shares of common stock over which Mr. Durham shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Durham due to his position as an executive officer and shareholder of Fair Holdings which directly owns such shares; 42,639 shares held by FIB Firsttrust, for which Mr. Durham serves as Trustee and for which shares Mr. Durham may be deemed to share voting and dispositive power; 42,639 shares held by Firsttrust Indiana, for which Mr. Durham serves as Trustee and for which shares Mr. Durham may be deemed to share voting and dispositive power; and 543 shares of common stock over which Mr. Durham shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Durham due to his position as a managing member of Durham Whitesell and Associates, LLC, which directly owns such shares. The address of Mr. Durham is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.

(2)
Includes 16,544 shares of common stock directly owned by Mr. Osler; and 1,807,492 shares of common stock over which Mr. Osler shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Osler due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, which directly owns such shares. The address of Mr. Osler is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.

(3)
Includes 137,717 shares of common stock directly owned by Mr. Whitesell; 1,807,492 shares of common stock over which Mr. Whitesell shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Whitesell due to his position as a managing member of Obsidian Capital Company, LLC, which is the general partner of Obsidian Capital Partners, which directly owns such shares; and 543 shares of common stock over which Mr. Whitesell shares voting and dispositive power and that may be deemed to be beneficially owned by Mr. Whitesell due to his position as a managing member of Durham Whitesell and Associates, LLC, which directly owns such shares. The address of Mr. Whitesell is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.

(4)	Consists of 241,039 shares of common stock directly owned by Fair Holdings. The address of Fair Holdings is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.

(5)
Consists of 154,483 shares of common stock directly owned by Huntington Capital Investment Company. The address of Huntington Capital Investment Company is 41 South High Street, 9th Floor, Columbus, Ohio 43215.

(6)
Consists of 1,807,492 shares of common stock directly owned by Obsidian Capital Partners. Voting and dispositive power over the shares may be deemed to be held by Obsidian Capital Partners, Obsidian Capital Company, LLC and the managing members of Obsidian Capital Company LLC, which include Messrs. Durham, Whitesell and Osler. The address of Obsidian Capital Partners is 111 Monument Circle, Suite 4800, Indianapolis, Indiana 46204.

(7)	Consists of 279,703 shares of common stock directly owned by CEDE & Co. The address of CEDE & Co. is Box 222 Bowling Green Station, New York , NY 10004.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 79

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All dollar amounts in this Item 13 are in thousands (except for share and per share information).

The Company subleases its headquarters space from Fair Holdings under a sublease with a monthly rental payment of $4,498.

DW Trailer, a company owned by Messrs. Durham and Whitesell, has leased a forklift to Danzer under a 38 month lease at $1 per month.

On March 28, 2003, Fair Holdings, a company controlled by Mr. Durham, acquired the line of credit and term debt due to the senior lender of Danzer in the amount of $1,488 under an assignment and assumption agreement. The maturity date of the line of credit included in the assignment and assumption agreement was extended to April 2006, maximum borrowings under the line of credit were increased from $1,000 to $1,500, and the debt covenants required by the senior lender were waived through the end of the term. In July 2004 the Fair Holdings line of credit with Danzer was amended to increase the total availability from $1,500 to $3,000. All other terms of the agreement will continue as stated in the original and amended agreement dated August 15, 2001 which includes interest at LIBOR plus 3.2%. No late fees have been assessed by Fair Holdings for this loan.

In February and March, 2004, Obsidian Enterprises secured an additional financial commitment from Fair Holdings to provide, as needed, additional borrowings under a line of credit agreement from $8,000 to $15,000. The line of credit arrangement expires on January 1, 2007 at which time the total principal and interest is due and payable. No late fees were incurred or charged. Fair Holdings is controlled by Mr. Durham.

The following summarizes the current related party loans between the Company, Fair Holdings and DC Investments:

Obsidian Enterprises

Debt Outstanding at October 31, 2004

Line of credit issued by Fair Holdings, maximum borrowing equal to $15,000,	$10,815
interest payable monthly at 10%, due January 2007, collateralized by all assets of Obsidian Enterprises and personally guaranteed by certain officers

Note payable to Fair Holdings, interest payable monthly at 15%, balloon
payment due March 2007, personally guaranteed by certain officers	$ 934

Danzer

Line of credit issued by Fair Holdings, maximum borrowing equal to $3,000, interest payable monthly at the LIBOR Daily Floating Rate plus 3.2% (5.187%
at October 31, 2004), due April 2006. Collateralized by substantially all
assets of Danzer and guaranteed by Obsidian Enterprises	$ 2,253

Note payable to Fair Holdings, requires monthly principal installments of $6, interest accrues at the LIBOR Daily Floating Rate plus 3.2% (5.187% at
October 31, 2004), due April, 2006. Collateralized by substantially all
assets of Danzer and guaranteed by Obsidian Enterprises	$ 894

Pyramid, DW Leasing, DC Investments Leasing and Obsidian Leasing

Notes payable to Fair Holdings, repayable in monthly installments of interest ranging from 10% to 14% through October 2012 and applicable balloon payments
through December 2012	$ 4,669

US Rubber

Note payable to DC Investments, interest payable monthly at 15%, balloon
payment due March 2007, subordinate to bank debt	$ 700

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 80

The notes to DC Investments and Fair Holdings did not incur any additional fees including late fees. In addition to the notes the Company has an account payable to DC Investments and Fair Holdings totaling $1,181.

Management believes that the transactions described in this Item were on terms no less favorable to the Company and its subsidiaries than would have been the case for transactions with unrelated third parties. Please see Note 15 to the Notes to Consolidated Financial Statements for additional information regarding related party transactions which is incorporated by reference into this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

McGladrey & Pullen, LLP (“McGladrey & Pullen”) served as the Company’s independent auditors for 2004 and 2003. The services performed by McGladrey & Pullen in this capacity included conducting an examination in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company’s consolidated financial statements. The Board of Directors has selected McGladrey & Pullen as the independent public accountants for the year ending October 31, 2005.

Audit Fees

McGladrey & Pullen’s aggregate fees billed for professional services rendered in connection with the audit and review of Forms 10-Q and all other SEC regulatory filings were $ 373, 217 for the 2004 fiscal year, and $217,850 for the 2003 fiscal year. The Company has paid and is current on all billed fees.

Audit-Related Fees

McGladrey & Pullen’s fees for audit related services rendered in connection with the audit of a subsidiary’s defined contribution plan were $16,662 for the 2004 fiscal year and $7,035 for the 2003 fiscal year. The Company has paid and is current on all billed fees.

Tax Fees

McGladrey & Pullen did not render any tax compliance advice or planning services for the 2004 and 2003 fiscal years.

The Company has paid and is current on all billed fees.

All Other Fees

McGladrey & Pullen did not render any management advisory services for the 2004 and 2003 fiscal years.

Audit Committee

The Company’s Audit Committee pre-approves 100% of audit and audit related services with the exception of tax, benefit and other management advisory services.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 81

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

        (a)         The following documents are filed as part of this Form 10-K:

1.
Consolidated Financial Statements of Obsidian Enterprises, Incorporated and Subsidiaries:

Independent Auditor’s Report

Consolidated Balance Sheets – October 31, 2004 and 2003

Consolidated Statements of Operations – Years ended October 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss – Years ended October 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows – Years ended October 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements.

2.	Consolidated Financials Statement Schedule of Obsidian Enterprises, Incorporated and Subsidiaries: Schedule II –Valuation and Qualifying of Accounts – Years ended October 31, 2004, 2003, and 2002

        All other schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto.

         (b)        Exhibits:

                           See Exhibit Index

         (c)        Additional Financial Statements:

        The individual financial statements of the registrant’s subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financials statements are wholly-owned subsidiaries.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 82

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Dated: February 14, 2005	OBSIDIAN ENTERPRISES, INC. By /s/ Timothy S. Durham Timothy S. Durham Chief Executive Officer

In accordance with the Exchange Act, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 14, 2005	/s/ Timothy S. Durham Timothy S. Durham Chief Executive Officer (Principal Executive Officer) and Chairman of the Board and Director

Dated: February 14, 2005	/s/ Rick D. Snow Rick D. Snow, Executive Vice President/Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 14, 2005	/s/ Jeffrey W. Osler Jeffrey W. Osler, Executive Vice President, Secretary and Treasurer and Director

Dated: February 14, 2005	/s/ Terry G. Whitesell Terry G. Whitesell, Director

Dated: February 14, 2005	/s/ D. Bruce Johnston D. Bruce Johnston, III, Director

Dated: February 14, 2005	/s/ John A. Schmit John A. Schmit, Director

Dated: February 14, 2005	/s/ D. Scott McKain D. Scott McKain, Vice Chairman and Director

Dated: February 14, 2005	/s/ Daniel S. Laikin Daniel S. Laikin, Director

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 83

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference/Attached

3.1	Amended Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003

3.2	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock	Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

3.3	Amended Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003

3.4	Certificate of Designations, Preferences, Rights and Limitations of Series D Preferred Stock	Incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

3.5	Amended Certificate of Designations, Preferences, Rights and Limitations of Series D Preferred Stock	Incorporated by reference to Exhibit 3.4(b) to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003

3.6	Bylaws of the Registrant (Restated Effective as of September 27, 2002)	Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

4.1	Registration Rights Agreement, dated June 21, 2001	Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

4.2	Amendment and Joinder to Registration Rights Agreement, dated July 27, 2001	Incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

4.3	8.00% Convertible Debenture Issued by Registrant on July 19, 2001 to HSBC Global Custody Nominee Due July 19, 2008	Incorporated by reference to Exhibit 2 to Schedule 13D filed September 20, 2001 by Russell Cleveland, Renaissance Capital Group, Inc.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 84

Exhibit No.	Description	Incorporated by Reference/Attached

4.4	8.00% Convertible Debenture Issued by Registrant on July 19, 2001 to Renaissance US Growth & Income Trust PLC Due July 19, 2008	Incorporated by reference to Exhibit 3 to Schedule 13D filed September 20, 2001 by Russell Cleveland, Renaissance Capital Group, Inc.

4.5	Convertible Loan Agreement, dated July 19, 2001, Among Registrant, BFSUS Special Opportunities Trust PLC, Renaissance US Growth & Income Trust PLC and Renaissance Capital Group, Inc.	Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.1	2001 Long Term Incentive Plan*	Incorporated by reference to Appendix E to the Registrant's Proxy Statement filed on September 18, 2001

10.2	Management Agreement, dated June 16, 2001, between Pyramid, Inc. and D.W. Leasing	Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.3	Promissory Note, dated June 1, 2001, from Obsidian Capital Company, LLC to U.S. Rubber Reclaiming, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.4	Purchase Agreement, dated June 5, 2001, between United Expressline, Inc., United Acquisition, Inc., J.J.M. Incorporated and the Shareholders of United Expressline, Inc. and J.J.M. Incorporated	Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.5	Promissory Note, dated July 27, 2001, from United Acquisition, Inc. to United Expressline, Inc.	Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.6	Credit Agreement, dated July 27, 2001, between United Acquisition, Inc. and First Indiana Bank	Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.7	Loan and Security Agreement, dated January 21, 2000, between Danzer Industries, Inc. and Banc of America Commercial Finance Corp.	Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.8	Subordinated Secured Promissory Note, dated December 29, 2000, from USRR Acquisition Corp. to SerVaas, Inc.	Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.9	Form of Installment Loan from Edgar County Bank & Trust Co. to DW Leasing Company, LLC, Related Documents and Schedule Identifying Material Details	Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 85

Exhibit No.	Description	Incorporated by Reference/Attached

10.10	Loan Agreement, dated December 10, 1999, between Old National Bank and DW Leasing Company, LLC, and Related Documents	Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.11	Form of Promissory Note from DW Leasing Company, LLC to Star Financial Bank, Related Documents and Schedule Identifying Material Details	Incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.12	Master Lease Agreement, dated May 17, 2000, between Old National Bank and DW Leasing Company, LLC, and Related Documents	Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.13	Loan Agreement, dated June 1, 2000, between DW Leasing Company LLC and Regions Bank and Security Agreement	Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.14	Business Loan Agreement (Asset Based), dated August 15, 2001, between Danzer Industries, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.15	1999 Stock Option Plan*	Incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2001

10.16	Assignment and Assumption Agreement, dated February 20, 2002, between DW Leasing, LLC and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

10.17	Replacement Promissory Note, dated February 26, 2002, from Obsidian Enterprises, Inc. to Fair Holdings, Inc. in the principal amount of $700,000 due March 1, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.18	Promissory Note from Obsidian Enterprises, Inc. in favor of Fair Holdings, Inc. in the principal amount of $570,000 due February 1, 2007	Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

10.19	Subscription Agreement of Fair Holdings, Inc. for 186,324 shares of Series C Preferred Stock	Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

10.20	Subscription Agreement of Obsidian Capital Partners, LP for 402,906 shares of Series C Preferred Stock	Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 86

Exhibit No.	Description	Incorporated by Reference/Attached

10.21	Second Amendment to Credit Agreement, dated August 28, 2002, between United Expressline, Inc. and First Indiana Bank, N.A.	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the Quarter Ended July 31, 2002

10.22	Promissory Note, dated January 17, 2002, from DW Leasing Company, LLC, to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.23	Promissory Note, dated September 3, 2002, from Obsidian Enterprises, Inc., to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.24	Promissory Note, dated January 9, 2002, from Obsidian Enterprises, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.25	Credit Agreement, dated October 31, 2002, between Obsidian Leasing Company, Inc. and Old National Bank, N.A. and Related Documents	Incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.26	Stock Purchase Agreement, dated July 27, 2001, between Danzer Corporation and The Huntington Capital Investment Company	Incorporated by reference to Exhibit A to the Schedule 13G filed by The Huntington Capital Investment Company on August 6, 2001

10.27	Loan Agreement, dated September 24, 2002, between Edgar County Bank & Trust Co. and Obsidian Leasing Company, Inc.	Incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.28	Term Promissory Note, dated September 26, 2002, from Obsidian Leasing Company, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.29	Note Purchase Agreement, dated July 27, 2001, between United Acquisition, Inc. and The Huntington Capital Investment Company	Incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.30	Limited Forbearance Agreement, dated October 14, 2002, among Danzer Industries, Inc., Obsidian Enterprises, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.31	Revolving Credit, Term Loan and Security Agreement, dated October 25, 2002, between PNC Bank, N.A. and U.S. Rubber Reclaiming, Inc. and Related Documents	Incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 87

Exhibit No.	Description	Incorporated by Reference/Attached

10.32	Term Promissory Note, dated October 31, 2002, from DW Leasing Company, LLC to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.33	Rental Agreement, dated October 1, 2002, between DW Trailer, LLC and Danzer Industries, Inc.	Incorporated by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.34	Commercial Equipment Lease Agreement, dated August 1, 2002, between Fair Holdings, Inc. and Danzer Industries, Inc.	Incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.35	Commercial Equipment Lease Agreement, dated August 1, 2002, between Fair Holdings, Inc. and Obsidian Enterprises, Inc.	Incorporated by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2002

10.36	Promissory Term Note, dated November 18, 2002, from Obsidian Leasing Company, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.37	Third Amendment to Credit Agreement, dated December 26, 2002, between United Expressline, Inc. and First Indiana Bank, N.A.	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.38	Credit Agreement, dated December 18, 2002, between DC Investments Leasing, LLC and First Indiana Bank, N.A. and Related Documents	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.39	Term Promissory Note, dated January 3, 2003, from Obsidian Leasing, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.40	Stock Purchase Warrant, dated January 24, 2003, issued by Obsidian Enterprises, Inc. to Frost National Bank, Custodian, FBO Renaissance US Growth Investment Trust PLC Trust No. WOO740100	Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.41	Stock Purchase Warrant, dated January 24, 2003, issued by Obsidian Enterprises, Inc., to HSBC Global Custody Nominee (UK) Limited, FBO BFS US Special Opportunities Trust PLC	Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 88

Exhibit No.	Description	Incorporated by Reference/Attached

10.42	Second Limited Forbearance Agreement, dated February 28, 2003, between Danzer Industries, Inc. and Obsidian Enterprises, Inc.	Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.43	Form of Letter Amending Stock Options and Schedule Identifying Material Details*	Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.44	First Amendment to Promissory Note, dated January 9, 2003	Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.45	Sublease, effective as of January 1, 2003, between Fair Holdings, Inc. and Obsidian Enterprises, Inc.	Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.46	Commercial Equipment Lease Agreement, commencing November 20, 2002, between Fair Holdings, Inc. and United Expressline, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.47	Assignment Agreement, dated May 12, 2003, between Obsidian Enterprises, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.48	Assignment of Note and Other Loan Documents, dated March 28, 2003, between Bank of America, N.A. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.49	First Amendment to Business Loan Agreement and Promissory Note (Line of Credit), dated March 28, 2003, between Danzer Industries, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.50	Second Amendment to Promissory Note (Line of Credit), dated April 1, 2003, between Obsidian Enterprises, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.51	Employment Agreement, dated April 30, 2003, between Obsidian Enterprises, Inc. and Rick D. Snow*	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2003

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 89

Exhibit No.	Description	Incorporated by Reference/Attached

10.52	Third Amendment to Promissory Note (Line of Credit), dated February 2, 2004, between Obsidian Enterprises, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.70 on the Registrant's Annual Report on Form 10K for the Year Ended October 31, 2003

10.53	Term Promissory Note, dated September 19, 2003, from DC Investments Leasing, LLC to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.71 on the Registrant's Annual Report on Form 10K for the Year Ended October 31, 2003

10.54	Promissory Note, dated August 31, 2003, from DC Investments, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.72 on the Registrant's Annual Report on Form 10K for the Year Ended October 31, 2003

10.55	Second Amendment to Revolver Promissory Note, dated September 31, 2003, between Danzer Industries, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.73 on the Registrant's Annual Report on Form 10K for the Year Ended October 31, 2003

10.56	Stock Purchase Warrant, dated February 9, 2004, issued by Obsidian Enterprises, Inc. to HSBC Global Custody Nominee (UK) Limited, FBO BFS US Special Opportunities Trust PLC	Incorporated by reference to Exhibit 10.74 on the Registrant's Annual Report on Form 10K for the Year Ended October 31, 2003

10.57	Stock Purchase Warrant, dated February 9, 2004, issued by Obsidian Enterprises, Inc. to Frost National Bank, Custodian, FBO Renaissance US Growth Investment Trust PLC, Trust No. W00740100	Incorporated by reference to Exhibit 10.75 on the Registrant's Annual Report on Form 10K for the Year Ended October 31, 2003

10.58	Third Amendment to Revolver Promissory Note by and among Danzer Industries, Inc. and Fair Holdings, Inc., dated May 1, 2004	Incorporated by reference to Exhibit 10.1 on the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2004

10.59	Credit Agreement, dated as of April 28, 2004, between Classic Manufacturing Acquisition Corp. and National City Bank of Indiana	Incorporated by reference to Exhibit 10.1 on the Registrant's Form 8-K dated May 14, 2004

10.60	Facility Lease for Pyramid Coach, Inc. with Fergusen Properties, dated November 16, 2004	Attached

10.61	Facility Lease for Classic Manufacturing, Inc. with Roost Leasing, dated April 27, 2004	Attached

10.62	Amended Credit Agreement, dated December 28, 2004, between Classic Manufacturing Acquisition Corp. and National City Bank of Indiana	Attached

10.63	Third Amendment to Revolver Promissory Note by and among Danzer Industries, Inc. and Fair Holdings, Inc., dated July 1, 2004	Attached

10.64	Second Amendment to Promissory Note by and among Obsidian Leasing Company, Inc. and Fair Holdings, Inc., dated August 31, 2004	Attached

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 90

Exhibit No.	Description	Incorporated by Reference/Attached

10.65	Second Amendment to Note Purchase Agreement between United Expresslines and The Huntington Capital Company	Attached

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers	Incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K for the Year Ended October 31, 2004

21	List of Subsidiaries	Attached

31.1	Sarbanes-Oxley Act Section 302 Certification	Attached

31.2	Sarbanes-Oxley Act Section 302 Certification	Attached

32	Sarbanes-Oxley Act Section 906 Certification	Attached

*Indicates Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

OBSIDIAN ENTERPRISES, INC. FORM 10-K	2004 FORM 10-K	PAGE 91