Form 10-Q
period 2005-01-31
OBSIDIAN ENTERPRISES INC
filed 2005-03-17
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005; OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

0-17430

Commission File Number

OBSIDIAN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	35-2154335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 MONUMENT CIRCLE, SUITE 4800 INDIANAPOLIS, INDIANA	46204
(Address of principal executive offices)	(Zip code)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes     No

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.0001 par value	Outstanding at March 11, 2005 3,109,333 shares

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

INDEX

PAGE(S)

PART I - FINANCIAL INFORMATION:

Item 1 - Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets January 31, 2005 and October 31, 2004	3-4

Condensed Consolidated Statements of Operations Three Months Ended January 31, 2005 and 2004	5

Condensed Consolidated Statement of Changes of Stockholders’ Deficit	6

Condensed Consolidated Statements of Cash Flows Three Months Ended January 31, 2005 and 2004	7-8

Notes to Condensed Consolidated Financial Statements	9-20

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	21-33

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	34

Item 4 - Controls and Procedures	34

PART II - OTHER INFORMATION:

Item 1 - Legal Proceedings	35

Item 2 - Changes in Securities and Use of Proceeds	35

Item 3 - Defaults Upon Senior Securities	35

Item 4 - Submission of Matters to a Vote of Security Holders	35

Item 5 - Other Information	35

Item 6 - Exhibits and Reports on Form 8-K	35

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	January 31, 2005	October 31, 2004

Assets

Current assets:
Cash and cash equivalents	$727	$688
Marketable securities	97	74
Accounts receivable, net of allowance for doubtful accounts
of $777 for 2005 and $494 for 2004	3,901	5,190
Accounts receivable, related parties (Note 8)	83	71
Inventories, net (Note 2)	9,727	8,971
Prepaid expenses and other assets	992	600
Deferred income tax assets	672	635

Total current assets	16,199	16,229

Property, plant and equipment, net	23,230	23,730

Other assets:
Intangible assets:
Goodwill not subject to amortization	7,055	7,055
Noncompete agreements, less accumulated amortization of $864
for 2005 and $783 for 2004	790	871
Trade name and customer relations, less accumulated amortization
of $419 for 2005 and $390 for 2004	862	891
Deferred debt costs, less accumulated amortization of $319 for 2005
and $289 for 2004	247	277
Idle equipment	353	353
Other	12	13

	$48,748	$49,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	January 31, 2005	October 31, 2004

Liabilities and Stockholders' Deficit

Current liabilities:
Current portion of long-term debt	$17,520	$18,383
Accounts payable, trade	5,296	5,242
Accounts payable, related parties (Note 8)	1,483	1,268
Accrued compensation	807	830
Accrued expenses and customer deposits	894	1,010

Total current liabilities	26,000	26,733

Accounts payable, related parties	556	556

Long-term debt, net of current portion	8,340	8,547

Long-term debt, related parties (Note 8)	23,641	20,299

Deferred income tax liabilities	974	936

Commitments and contingencies:

Minority interest	229	244

Redeemable stock:
Common stock, 324,933 shares outstanding for 2005 and 2004	1,571	1,567

Stockholders' equity (deficit):
Common stock, par value $.0001 per share; 10,000,000 shares authorized;
3,109,333 in 2005 and 2004	1	1
Preferred stock, 5,000,000 shares authorized, no shares outstanding	---	---
Additional paid-in capital	13,311	13,315
Accumulated other comprehensive loss	(17)	(40)
Accumulated deficit	(25,858)	(22,739)

Total stockholders' deficit	(12,563)	(9,463)

	$48,748	$49,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and share data)
(unaudited)

	Three Months Ended
	January 31, 2005	January 31, 2004

Net sales	$13,645	$12,046

Cost of sales	12,819	10,979

Gross profit	826	1,067

Selling, general and administrative expenses	2,736	2,345

Loss from operations	(1,910)	(1,278)

Other income (expense):
Interest expense, net	(1,187)	(969)
Other income (expense)	(19)	29

Loss before income taxes	(3,116)	(2,218)

Income tax expense	(18)	---

Loss before minority interest	(3,134)	(2,218)

Minority interest	15	(31)

Net loss	$(3,119)	$(2,249)

Basic and diluted loss per share attributable to common shareholders from continuing operations:	$(1.01)	$(3.32)

Weighted average common and common equivalent shares outstanding, basic and diluted:	3,109,333	720,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except per share and share data)
(unaudited)

	Comprehensive Loss	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Deficit

Balance at October 31, 2004		3,109,333	$1	$13,315	$(40)	$(22,739)	$(9,463)

Gain on available-for-sale marketable securities	$23				23		23

Fair value adjustment on redeemable Preferred Stock				(4)			(4)

Net loss	(3,119)					(3,119)	(3,119)

Total comprehensive loss	$(3,096)

Balance at January 31, 2005		3,109,333	$1	$13,311	$(17)	$(25,858)	$12,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	January 31, 2005	January 31, 2004

Cash flow from operating activities:
Loss from continuing operations	$(3,119)	$(2,249)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	844	776
Other	352	189
Changes in operating assets and liabilities:
Accounts receivable, net	1,289	797
Inventories, net	(756)	(980)
Other	(267)	538

Net cash used in operating activities	(1,657)	(929)

Cash flows from investing activities:
Capital expenditures	(512)	(318)
Proceeds from sale of equipment	270	---

Net cash used in investing activities	(242)	(318)

Cash flows from financing activities:
Advances from related parties, net	203	175
Net repayments on lines of credit	(537)	(345)
Net borrowings on long-term debt, including related parties	2,272	825

Net cash provided by financing activities	1,938	655

Increase (decrease) in cash and cash equivalents	39	(592)

Cash and cash equivalents, beginning of period	688	1,148

Cash and cash equivalents, end of period	$727	$556

Interest paid	$601	$545

Taxes paid	$34	$15

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	January 31, 2005		January 31, 2004
Supplemental disclosure of noncash operating, investing and financing activities:
Fair value change on mandatory redeemable preferred stock		$(4)	$(139)
Assignment and assumption of mandatory redeemable preferred stock to Fair Holdings
	$	---	$337

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
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

»
Classic Manufacturing, Inc. (“Classic”) was acquired in May 2004. Classic manufactures steel-framed cargo, fifth wheel, gooseneck, motorcycle, race, snowmobile and stacker/lift trailers and open trailers used in the landscape industry.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The accompanying financial data as of January 31, 2005 and for the three months ended January 31, 2005 and 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2004 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the period ended October 31, 2004. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of January 31, 2005 and results of operations, cash flows and stockholders’ deficit for the three months ended January 31, 2005 have been made. The results of operations for the three months ended January 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

BASIS OF PRESENTATION:

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the period since June 2001, Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. Certain subsidiaries of the Company are in violation of certain financial covenants in their respective credit agreements as of January 31, 2005 (as discussed in Note 3 below). All amounts outstanding as of January 31, 2005 under these credit agreements have been classified as current on our balance sheet. We are currently negotiating to amend or refinance the credit agreements where covenant violations exist and debt has matured and we do not expect these violations to impair our ability to fund current and future obligations of the Company. Historically, losses and certain third-party debt repayments have been financed through loans from DC Investments and its subsidiary Fair Holdings, Inc. (“Fair Holdings”), entities controlled by the Company’s Chairman, on terms that may not have been available from other sources. As of January 31, 2005, Fair Holdings was in violation of certain covenants in its credit agreement with its lender, although the lender has waived these violations as of January 31, 2005. As of January 31, 2005, total debt outstanding to DC Investments and Fair Holdings was $23,641.

In view of these matters, realization of assets and satisfaction of liabilities in the ordinary course of business is dependent on the Company’s ability to generate sufficient cash flow to satisfy its obligations on a timely basis, maintain compliance with its financing agreements and continue to receive financing support from Fair Holdings to provide liquidity if needed.

Management, as a part of its plan towards resolving these issues has taken actions as described below. Although management believes these actions will improve operations and liquidity, there can be no assurance that these actions will improve operations or liquidity, or occur on terms acceptable to the Company.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

»
Obsidian Enterprises secured an additional financial commitment from Fair Holdings to provide additional borrowings under a $15,000 line of credit agreement, which expires on January 1, 2007. Approximately $1,621 is currently available under the agreement.

»
United’s existing line of credit and term loan with First Indiana has matured and the Company is currently in negotiations with a new lender to replace these loans. Management expects to complete the refinancing of this debt in the first half of fiscal 2005. Under the terms of the new commitment, the maximum borrowing availability will increase by $1,400. Upon completions of this refinancing, United’s working capital will improve by approximately $4,100, as that amount of the debt will be reclassified from current to long-term, less the current portion.

»
In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,260. The Company is in the process of negotiating a forbearance agreement with Old National Bank, and management is actively working to refinance this debt with other banks in the first half of fiscal 2005. Additionally, in November 2004, management sold two older coaches, reducing Obsidian Leasing’s debt by $209. Management is also in negotiations to sell three additional coaches, which will further reduce debt by an estimated $354.

»	U.S. Rubber has a balloon payment on its debt which will be due October 24, 2005. Management is in the initial stages of negotiating and refinancing this debt prior to October 2005.

»	Classic received an amendment to its credit facility to temporarily increase its line of credit availability by $250 through April 2005.

»
Management is actively working to restructure or refinance portions of its high interest rate debt on more favorable terms. Approximately $22,900 of our debt bears interest from rates ranging from 10% to 15%.

»
Obsidian Enterprises has an agreement with the investors of Obsidian Capital Partners, a significant shareholder of Obsidian Enterprises, that gives Obsidian Enterprises the right to mandate capital contributions if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement up to $1,370 on U.S. Rubber and $1,000 on United to fund the respective subsidiary’s shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary’s debt obligations to the lender.

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Our high level of debt creates liquidity issues for us and the stringent financial covenants that are common for this type of debt increase the probability that our subsidiaries may from time to time be in technical default under these loans. These risks are mitigated, in part, for our United and U.S. Rubber subsidiaries by the right described under “Guarantees of Obsidian Capital Partners.”

Significant financial covenants in our credit agreements are the maintenance of minimum ratios, levels of earnings to funded debt and fixed charge coverage rate. We did not meet requirements and covenants in certain debt agreements as further discussed in Note 3.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, requiring that the compensation cost relating to stock options and other share-based compensation transactions be recognized at fair value in financial statements. Statement No. 123R is effective for the Company for its quarter ending January 31, 2006. The Company will then be required to record any compensation expense using the fair value method in connection with option grants to employees that have an exercise price at or above fair market value at the grant date and for shares issued under its employee stock purchase plan. Management is still evaluating but does not believe that its adoption will have a material impact on the Company’s results of operations or financial position.

INSURANCE RECOVERY:

On December 1, 2004, U.S. Rubber was damaged by an electrical fire. The Company is in the process of processing its claims with its insurance carrier for damaged equipment and facilities and business interruption losses. As of January 31, 2005 the insurance claims are in process and no settlement has been made. The Company does not expect a material gain or loss on involuntary conversion or business interruption as a result of this fire.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
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

All references in the financial statements related to share amounts, per share amounts and average shares outstanding have been adjusted retroactively to reflect the Company’s 1-to-50 reverse stock split of its common stock effective February 16, 2004.

The Company has a note payable agreement which is convertible by the holder to common stock totaling 100,000 shares at a conversion rate of $5.00 per share. However, because the Company incurred a loss for the periods ended January 31, 2005 and 2004, respectively, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.

Our Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of our common stock, were convertible into common stock at rates of ..40-to-1 and 3.50-to-1, respectively. Following the effective date of the 50–to-1 reverse split of the common stock, on February 18, 2004, these shares were converted to common stock, and such shares are included in the weighted average common shares outstanding from the date of conversion. There were no shares of preferred stock outstanding as of January 31, 2005.

Basic and diluted loss per share have been computed as follows:

	Three Months Ended
	January 31, 2005	January 31, 2004

Loss before discontinued operations	$(3,119)	$(2,249)
Change in fair value of mandatory redeemable preferred stock	(17)	(139)

Net loss attributable to common shareholders	$(3,136)	$(2,388)

Weighted average common and common equivalent shares outstanding, basic and diluted	3,109,333	720,157

Net loss per share, basic and diluted, attributable to common shareholders from continuing operations:	$(1.01)	$(3.32)

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

STOCK OPTIONS:

The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s basic and diluted net loss per share would remain the same. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options issued for the three months ended January 31, 2005 and 2004. During fiscal 2004, certain options were extended. Their effect on pro forma net income was immaterial.

2.	INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

	January 31, 2005	October 31, 2004
Raw materials	$6,193	$5,346
Work-in-process	966	611
Finished goods	2,868	3,236
Valuation reserve	(300)	(222)

Total	$9,727	$8,971

3.	FINANCING ARRANGEMENTS

UNITED

United’s existing line of credit and term loan with First Indiana has matured and the Company is currently working with the bank on a short-term extension until a refinancing is completed. The Company is in negotiations with a new lender to replace these loans. Management expects to complete the refinancing of this debt in the first half of fiscal 2005. During the three months ended January 31, 2005, the Company paid down the line of credit by $400 and the maximum availability was reduced to $3,600. The total amount of this debt is classified as current.

Additionally, at January 31, 2005, United did not meet financial covenants under the terms of its term note with Huntington Capital Investment Company. Specifically, United did not meet its EBITDA and fixed charge coverage ratios. Huntington Capital Investment Company waived these covenant violations as of January 31, 2005. All amounts under the term note are classified as current until the Company and

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

3.	FINANCING ARRANGEMENTS, CONTINUED

Huntington Capital Investment Company enter into an amendment, currently being negotiated, to provide relief under these covenants.

OBSIDIAN LEASING

The Company is currently discussing a forbearance agreement with its Bank and the total related debt of $3,260 is classified as current. Management is currently exploring options with regard to refinancing the outstanding debt. Should refinancing or an extension of the current agreement not be obtained by the expiration date of the forbearance agreement, the debt will be repaid through current sources of availability including borrowings under the Company’s line of credit and agreements with Fair Holdings. In addition, Fair Holdings has informally indicated that it would make available additional financial support if necessary, although we currently do not have any commitment for such support.

GUARANTEES OF OBSIDIAN CAPITAL PARTNERS

We have an agreement with Obsidian Capital Partners that gives us the right to mandate a capital contribution from Obsidian Capital Partners if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement with Obsidian Capital Partners up to $1,370 on U.S. Rubber and $1,000 on United to fund the respective subsidiary’s shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary’s debt obligations to the lender.

4.	MINORITY INTEREST IN AFFILIATE

As discussed in Note 1, DW Leasing and DC Investments Leasing, entities controlled by the Company’s Chairman are included in consolidated financial statements and are subject to the provisions of FIN No. 46. Historically, these entities generated negative operating results and the operating model did not anticipate income in excess of losses previously recognized in the consolidated financial statements. During the first quarter of 2005, DC Investments Leasing reported negative operating results. As a result, minority interest related to the loss of DC Investments Leasing in the amount of $15 has been recorded as a charge in the January 31, 2005 statement of operations and has been recognized on the balance sheet. Future operating results of DC Investments Leasing, if positive, will continue to be charged to minority interest. In addition, should DW Leasing generate future income in excess of previously recognized losses, such amounts would be charged to minority interest in the consolidated statement of operations and recognized as minority interest on the consolidated balance sheet. During the quarter ended January 31, 2005, DW Leasing recorded a loss of $16. As of January 31, 2005, accumulated losses of DW Leasing recognized in consolidated statements of operations exceeded income by approximately $377.

5.	REDEEMABLE STOCK

In conjunction with financing of the acquisition of United in fiscal 2001, the Company issued 154,482 shares of common stock to Huntington Capital Investment Corporation (“Huntington”). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, or c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

5.	REDEEMABLE STOCK, CONTINUED

Company’s stock will result in a corresponding increase to this repurchase requirement. At January 31, 2005, the Company had violated certain financial covenants defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of January 31, 2005.

On May 1, 2004, the Company issued 170,451 shares of common stock as part of the acquisition of Classic. These shares are classified as redeemable stock. The purchase agreement for Classic included a provision that gives the sellers the right to have the Company redeem these shares at a price of $ 6.5970 per share within five years of the date of issuance of the shares. The sellers have the right to partially redeem these shares in increments of 10,000 or more shares per transaction. The agreement also has an automatic termination provision if the Company’s shares have traded at a closing price of greater than $7.33 per share for any consecutive period of 60 trading days during the period of time commencing on the date there are no restrictions on the seller’s sale of shares and ending on the fifth anniversary of the agreement.

6.	STOCKHOLDERS’ DEFICIT

The Company’s stockholders and Board of Directors approved a 50-to-1 reverse stock split. The reverse stock split was effective for trading purposes as of February 18, 2004. As a result, approximately 3,109,333 shares of common stock are now outstanding and the number of authorized shares of common stock has been reduced to 10,000,000.

On March 12, 2004, the preferred shares for Series C and D were converted to common, which increased common stock outstanding by 2,218,725 shares including 154,482 shares classified as redeemable stock. Preferred shares authorized remain five million shares with no preferred shares issued or outstanding as of January 31, 2005.

On December 31, 2003, the Company’s Board of Directors approved the extension of the expiration date of 4,000 fixed stock options, exercisable at $2.50. The original expiration date of December 31, 2003 was extended to June 30, 2004. The Company recognized $40 of compensation expense related to the extension of the options during the three months ended January 31, 2004. The stock options were not exercised and expired June 30, 2004.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

7.	BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows:

	Three Months Ended January 31, 2005
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate		Consolidated
Sales:
Domestic	$9,376	$638	$2,217	$12,231	$	---	$12,231
Foreign	1,146	---	268	1,414		---	1,414

Total	$10,522	$638	$2,485	$13,645	$	---	$13,645

Cost of goods sold	$9,847	$381	$2,591	$12,819	$	---	$12,819

Loss before taxes and minority interest	$(1,612)	$(627)	$(625)	$(2,864)		$(252)	$(3,116)

Identifiable assets	$23,918	$13,655	$10,607	$48,180		$568	$48,748

Depreciation and amortization expense	$247	$199	$361	$807		$37	$844

Interest expense	$446	$343	$146	$935		$252	$1,187

	Three Months Ended January 31, 2004
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate		Consolidated

Sales:
Domestic	$7,504	$1,040	$2,314	$10,858	$	---	$10,858
Foreign	980	---	208	1,188	$	---	1,188

Total	$8,484	$1,040	$2,522	$12,046	$	---	$12,046

Cost of goods sold	$7,887	$587	$2,505	$10,979	$	---	$10,979

Loss before taxes and minority interest	$(1,228)	$(408)	$(422)	$(2,058)		$(160)	$(2,218)

Identifiable assets	$19,863	$13,761	$10,535	$44,159		$1,069	$45,228

Depreciation and amortization expense	$178	$214	$353	$745		$31	$776

Interest expense	$397	$328	$117	$842		$127	$969

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the three months ended January 31, 2005 and 2004, allocated corporate expenses by segment were as follows:

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

7.	BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

	Three Months Ended
	January 31, 2005	January 31, 2004
Trailer manufacturing	$656	$385
Coach leasing	62	69
Butyl rubber reclaiming	154	115

	$872	$569

8.	RELATED PARTIES

The Company makes advances, receives loans and conducts other business transactions with affiliates resulting in the following amounts for the periods ended:

	January 31, 2005	October 31, 2004

Balance sheet:
Current assets:
Accounts receivable, Obsidian Capital Company(2)	$8	$8
Accounts receivable, stockholders	18	11
Accounts receivable, other affiliated entities	57	52

Total assets	$83	$71

Current liabilities:
Accounts payable, Obsidian Capital Company(2)	$35	$35
Accounts payable, stockholders	3	3
Accounts payable, DC Investments and Fair Holdings(2)	1,396	1,181
Accounts payable, other affiliated entities	50	49
Long-term portion:
Accounts payable, Obsidian Capital Company(2)	240	240
Accounts payable, stockholders	316	316
Notes payable, DC Investments(2)	700	700
Notes payable, Fair Holdings(2)	9,562	8,784
Line of credit, Fair Holdings(2)	13,378	10,815

Total liabilities	$25,680	$22,123

	Three Months Ended
	January 31, 2005	January 31, 2004
Income statement:
Interest expense, DC Investments and Fair Holdings(2)	$567		$502

Rent expense, Fair Holdings(2)	$13		$9

Sales to Champion Trailer, Inc.(2)	$180	$	---

Purchases from Champion Trailer, Inc.(2)	$185	$	---

Rent expense, Roost Leasing(1)	$36	$	---

(1)  A leasing company owned by the former owners of Classic
(2)  An entity controlled by Tim Durham, the Chairman of Obsidian Enterprises

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

8.	RELATED PARTIES, CONTINUED

Related-party amounts classified as current reflect those portions of the total receivable or payable that were currently due in accordance with the terms. Amounts classified as long term represent amounts not currently due.

9.	ACQUISITION OF CLASSIC MANUFACTURING, INC.

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

The period for which the results of operations of Classic are included in the consolidated income statement is for the three months ended January 31, 2005.

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

9.	ACQUISITION OF CLASSIC MANUFACTURING, INC., CONTINUED

Supplemental cash flow disclosure related to acquisition:
Net assets acquired	$3,598
Less: Common stock issued	(1,250)
Less: Cash acquired	(626)

Total cash paid	$1,722

PRO FORMA INFORMATION:

The unaudited condensed consolidated results of operations shown below are presented on a pro forma basis and represent the results of Classic as if the business combinations of these entities occurred at the beginning of the periods presented.

Three Months Ended
January 31, 2004
Net sales	$13,715

Net loss	$(2,309)

Loss per share, basic and diluted, attributable to common shareholders from continuing operations:	$(3.40)

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements included in or incorporated by reference into this Quarterly Report on Form 10-Q and the Company’s other filings made with the Securities and Exchange Commission. These forward-looking statements are based on management’s views and assumptions and involve risks, uncertainties and other important factors, some of which may be beyond the control of the Company, that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. Readers should carefully review the risks described in this and other documents that the Company files from time to time with the Securities and Exchange Commission and the risks described under “Risk Factors” at the end of this Item 2. The forward-looking statements speak only as of the date that they are made and the Company undertakes no obligation to update or revise any of the forward-looking statements.

OVERVIEW

Obsidian Enterprises is a holding company headquartered in Indianapolis, Indiana. We conduct business through our subsidiaries:

Butyl Rubber Reclaiming

»	U.S. Rubber., acquired in fiscal 2001, owns and operates butyl rubber reclaiming facilities;

Coach Leasing

»	Pyramid, acquired in fiscal 2001, provides luxury coach leases for corporations and the entertainment industry;

»	Obsidian Leasing, formed in fiscal 2002, owns some of the coaches operated by Pyramid;

»
DW Leasing, LLC and DC Investments Leasing, formed in fiscal 2003, are controlled by individuals who are also controlling shareholders of Obsidian Enterprises and, accordingly, Pyramid. In addition, these entities meet the requirements for consolidation under FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.

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

While each of the subsidiaries markets its products or services independently, our emphasis is to provide high quality products and services by taking advantage of cross-selling opportunities, and manufacturing and other operational efficiencies through each of the subsidiaries.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

OVERVIEW

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the period since June 2001, Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. Certain subsidiaries of the Company are in violation of certain financial covenants in their respective credit agreements as of January 31, 2005 (as discussed in “Financial Covenant Waivers” below). All amounts outstanding as of January 31, 2005 under these credit agreements have been classified as current on our balance sheet. We are currently negotiating to amend or refinance the credit agreements where covenant violations exist and we do not expect these violations to impair our ability to fund current and future obligations of the Company. Historically, losses and certain third-party debt repayments have been financed with DC Investments and its subsidiary Fair Holdings, Inc. (“Fair Holdings”), entities controlled by the Company’s Chairman, on terms that may not have been available from other sources. As of January 31, 2005, Fair Holdings was in violation of certain covenants in the credit agreement with its lender, although its lender has waived these violations as of January 31, 2005. As of January 31, 2005, total debt outstanding to DC Investments and Fair Holdings was $23,641.

In view of these matters, realization of assets and satisfaction of liabilities in the ordinary course of business is dependent on the Company’s ability to generate sufficient cash flow to satisfy its obligations on a timely basis, maintain compliance with its financing agreements and continue to receive financing support from Fair Holdings to provide liquidity, if needed.

Our results of operations for the three months ended January 31, 2005 were negatively impacted by various events discussed below.  During fiscal 2005, we intend to focus our efforts on generating positive cash flow and increasing our working capital through improved operations and pursuing significant strategic initiatives. Although management believes these actions will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity.

»
In the trailer and related transportation equipment manufacturing segment we successfully completed the acquisition of Classic in Sturgis, Michigan in fiscal 2004. The addition of Classic enabled us to add synergistic products to our trailer line. The addition of Classic added revenues to this segment of 24% on an annualized basis and helped improve our gross margins in this segment by approximately 3% on an annualized basis. The segment was negatively affected by the significant increases in raw material prices during fiscal 2004 and the three months ended January 31, 2005, which reduced our gross margins. We were able to pass some of the increases through to our customers through price increases of approximately 12% beginning in April 2004. Our price increases lagged behind the raw material price increases, which reduced our overall gross margins.

We expect market conditions to remain very competitive and raw material prices to remain somewhat volatile in this segment. Raw material prices began to level off in the period covered by this report and we expect our price increases should return our margins to a profitable level. We are also implementing programs with a goal of reducing the costs of raw material. Our cost of materials percentage historically has been above the industry average. Our cost reduction initiatives for fiscal 2005 include combining the purchasing power of all our subsidiaries to negotiate better pricing through higher volume purchases. We also expect to be able to take advantage of purchase discounts with additional available working capital through a new line of credit. Additional strategies in the trailer and related transportation segment include: building sales growth through market expansion, cross selling and additional geographical production with Classic. We continue to evaluate strategic acquisitions to determine whether they can improve the performance of this segment.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

»
In our butyl rubber reclaiming segment we continue to search for new market sources of butyl raw material. We are continuing to expand our recycling program with the chapters of The National FFA Organization. We implemented a new fine grind process that increases our ability to use other types of rubber in our butyl reclaim process. Additional costs were incurred to maintain the equipment in this very capital intensive operation. We also incurred significant increases in energy costs. During January 2005, we implemented a five percent price increase as our cost to obtain raw materials and maintain equipment have increased. For fiscal 2005 we expect the market demand for our product to be high due to our current order backlog. The availability of raw material for butyl rubber reclaiming to meet the market demands continues to be a concern. We expect our continued participation with The National FFA Organization will improve our ability to recover and process additional butyl materials. In addition we will continue to modify our fine grind operation to increase our rubber resource utilization of existing material. Also during the fourth quarter of fiscal 2004 we started the design and implementation of a cryogenic process. This process will enable the Company to expand its product lines of natural rubber in new markets. Full implementation is expected to be completed by the second quarter of fiscal 2005.

»
Our luxury coach leasing segment was negatively affected by a decrease in sales from a lower utilization of our fleet. The lower utilization is due to increased market competition in the industry and a significant decrease in the number of entertainers touring. As noted in Part II, Item 1 of this report, the Company filed a law suit in December 2004 against the former owners of Pyramid for violation of their non-compete agreement. Utilization of our fleet decreased approximately 18% for the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 which in turn had a significant negative impact on the earnings of this segment.

»
We will continue to pursue strategic acquisition opportunities that include targets both in our traditional, basic industries and manufacturing sectors, as well as targets that possess assets (including cash) that are outside our traditional areas of focus, and available on terms that our management believes to be attractive. This strategy resulted in a traditional acquisition of Classic effective May 1, 2004. While no material negotiations are currently active with respect to any targets, we anticipate that over the course of fiscal 2005 we will pursue acquisition opportunities that we deem attractive in a variety of industry sectors. Ultimately, these acquisitions may (but cannot be guaranteed to) result in our having increased financial resources and potentially a broader asset base and more diversified sources of revenue.

The following table shows net sales by product segment:

	Three Months Ended
	January 31, 2005	January 31, 2004

Trailer manufacturing	$10,522	$8,484
Coach leasing	638	1,040
Butyl rubber reclaiming	2,485	2,522

Net Sales	$13,645	$12,046

The following is a discussion of the major elements impacting the Company’s operating results by segment for the three months ended January 31, 2005 compared to the three months ended January 31, 2004. The comments that follow should be read in conjunction with the Company’s condensed consolidated financial statements and related notes contained in this Form 10-Q.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended
	January 31, 2005	January 31, 2004
Net Sales	$10,522	$8,484
Cost of Sales	9,847	7,887

Gross Profit	$675	$597

Gross Profit %	6.4%	7.1%

Loss before taxes and minority interest	$(1,612)	$(1,228)

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Sales

Net sales in this segment for the three months ended January 31, 2005 increased $2,038 or 24.0% compared to the three months ended January 31, 2004. The increase was primarily due to the acquisition of Classic, which increased our sales for the three months ended January 31, 2005 by $2,013. Sales of United products decreased for the three months ended January 31, 2005 by $626, primarily due to the increased sales of the economy line trailers, which sell at a lower price and a slow start to the race trailer season. The decrease in sales at United was partially offset by an increase in Danzer’s sales of $512 for cargo trailers and $139 for truck bodies, which was due the addition of new customers on the East coast for cargo trailers and a modest increase in orders from the telecommunications industry.

Gross Profit

The gross profit in this segment for the three months ended January 31, 2005 decreased slightly by 0.7% to 6.4% of revenues as compared to 7.1% for the same period in fiscal 2004. The cost of plywood and steel, major components of our cargo trailers, increased significantly during fiscal 2004. Although material cost surcharges were initiated in April 2004 to offset the significant price increases we incurred from our vendors, which somewhat improved our gross margins, we were unable to pass all the cost increases through to our customers during either fiscal 2004 or the first quarter of fiscal 2005. For that reason, our margins were negatively affected for the three months ended January 31, 2005. These negative effects on our gross margins were offset somewhat by the purchase of Classic in May 2004. The gross margins for the Classic trailer lines typically are higher than our historical gross margins.

Loss before taxes and minority interest

For the three months ended January 31, 2005, loss before taxes and minority interest increased by $384 when compared to the three months ended January 31, 2004. The negative trend is primarily due to the impact of rising raw material costs as further described in our gross profit analysis.

Future improvement in this segment will depend on our ability to pass through our raw material cost increases to our customers. We also expect the addition of Classic will continue to improve our gross margin as Classic’s product line historically had higher gross margins than our comparable products. We are also implementing a process to pool all of our related purchasing together for our trailer manufacturing subsidiaries to increase our purchasing power and obtain volume discounts. Refinancing efforts and a related increase in our working capital lines of credit, if they can be obtained, will enable us to take advantage of lost vendor discounts and save one to one and a half percent on our raw material purchases.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended
	January 31, 2005	January 31, 2004

Net Sales	$2,485	$2,522
Cost of Sales	2,591	2,505

Gross Profit (loss)	$(106)	$17

Gross Profit (loss) %	(4.3)%	0.7%

Loss before taxes minority interest	$(625)	$(422)

Three Months Ended January 31, 2005 Compared To Three Months Ended January 31, 2004

Sales

Net sales in this segment for the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 have decreased by $37 or 1.5%. Sales in this segment remain relatively flat due to the limited availability of raw materials; additional increases in sales will depend on finding new sources of butyl inner tubes and developing other natural rubber products. We continue to work with the National FFA Association to implement a reclamation program to increase our resources in the agricultural industries. As noted above, management has been testing other materials including butyl pad scrap as a replacement material with some success. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material. We continue to utilize our fine grind and other processes to increase our ability to process other types of products for our butyl reclaim process as well as other natural rubber products.

Gross Profit

Gross profit as a percentage of sales decreased by 5% for three months ended January 31, 2005 as compared to the three months ended January 31, 2004. The primary reason for this decrease is due to lower production because of an electrical fire that closed the plant for seven days in December 2004. In addition, a major piece of production equipment was taken out of commission for a maintenance overhaul and production was performed on backup equipment which increased our cost to produce material and reduced our throughput efficiency. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time was incurred to ensure delivery of quality product. Our processes require significant amounts of natural gas and electricity, the cost of which increased significantly during the three months ended January 31, 2005. During January 2005, we initiated price increases of 5% to partially offset increasing costs of production and materials.

Loss before taxes and minority interest

For the three months ended January 31, 2005, the loss before taxes and minority interest increased by $203 as compared to the three months ended January 31, 2004. The decrease in profitability and negative trend as noted above has been primarily due to the lower production due to the plant fire and inefficiencies in production due to the maintenance of equipment.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Looking ahead, sales are expected to increase moderately. Sales growth will depend on the successful implementation of our recycling program with the chapters of The National FFA Organization and finding other sources of material. In addition, the continued implementation of our fine grind and Cryogenic grinding processes will increase the ability to utilize some additional rubber products in our Butyl reclaim process and add new products. Gross profit improvement will depend greatly on the success of finding consistent sources of raw material and improved efficiencies in our operations through our new cryogenic and fine grind processes.

COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended
	January 31, 2005	January 31, 2004
Net Sales	$638	$1,040
Cost of Sales	381	587

Gross Profit	$257	$453

Gross Profit %	40.3%	43.6%

Loss before taxes and minority interest	$(627)	$(408)

Three Months Ended January 31, 2005 Compared To Three Months Ended January 31, 2004

Sales

Net sales for the three months ended January 31, 2005 decreased by $402 or 38.7% compared to the three months ended January 31, 2004. The decrease in sales relates to a lower utilization of our fleet. Management believes the lower utilization is due to increased market competition in the industry and to a significant decrease in the number of professional acts touring. We also experienced turnover in management which also contributed to the loss of several tours. Utilization of our fleet decreased 18% for the three months ended January 31, 2005 as compared to the three months ended January 31, 2004 which had a negative impact on our operations. At this time, we cannot estimate when tours for the entertainment industry will return to previous historical levels. As noted in legal matters in section, the company filed a lawsuit in December 2004 against the former owners of Pyramid for violation of their non-compete agreement.

Gross Profit

Gross profit percentage for this segment was 40.3% for the three months ended January 31, 2005 compared to 43.6% for the three months ended January 31, 2004. The decrease is attributable primarily to the increase of costs for maintaining a larger fleet while revenues per coach have decreased. In addition, some of our increased costs as a percentage of revenue were offset by the mix of utilization of the coaches owned in our fleet and the need to sublease additional buses from third parties to meet demand. Coaches which we must sublease from third parties are typically leased to our customers at lower gross margins for us. As demand has decreased, our need for third party coaches has also decreased. In November 2004 we sold two of our older coaches at no material gain or loss. We also plan to sell three other older coaches in the first half of fiscal 2005. The sale of our older coaches is expected to reduce our fleet maintenance expenses as the older coaches require a higher level of maintenance.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Loss before taxes and minority interest

For the three months ended January 31, 2005, the loss before taxes and minority interest increased $219 from the three months ended January 31, 2004. The decrease in profitability and negative trend as noted above has been primarily due to increased market competition and to the significant decrease in the number of professional acts touring. The touring industry in general decreased 30% in fiscal 2004 and continued for the three months ended January 31, 2005, which in turn reduced the utilization of our coaches. We also operated a larger fleet than prior years, which increased our depreciation and interest costs.

Looking ahead, segment sales, gross profits and segment profitability in fiscal 2005 will depend on the industry market conditions. We are continually working to improve our utilization of our owned coaches to increase our revenues and minimize additional costs from leasing third party buses. In addition, we continue to explore other non-traditional uses for our coaches to improve the utilization and therefore increase our cash flow and working capital in this segment. We are also evaluating our coaches and as noted above selling the older coaches in our fleet to reduce our costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

The Company’s SG&A expenses for the three months ended January 31, 2005 increased $391 or 16.7% compared to the three months ended January 31, 2004. The increase relates primarily to the inclusion of Classic with SG&A of $230, an increase in professional fees of $130, and other general increases for compensation and other general and administrative expenses.

INTEREST EXPENSE

Interest expense for the three months ended January 31, 2005 as a percentage of average debt borrowings of $48,365 was 2.4% (9.6% on an annual basis). Interest expense for the three months ended January 31, 2004 as a percentage of average debt borrowings of $41,377 was 2.3% (9.2% on an annual basis). The increase is primarily due to additional borrowings from Fair Holdings at higher interest rates.

INCOME TAX PROVISION

Income tax expense for the three months ended January 31, 2005 and 2004 was $18 and none, respectively. There was no federal income tax benefit recorded for the three months ended January 31, 2005 and 2004. Income tax benefits are created primarily through NOL carry forwards recognized to the extent they are available to offset the Company’s net deferred tax liability. Operating losses during the three months ended January 31, 2005 have been reserved with a valuation allowance. Any quarterly tax benefits are based on the estimated effective tax rate for the full year.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

As discussed in “Results of Operations – Overview”, above, the Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s realization of its assets and satisfaction of its liabilities in the normal course of business is dependent upon our ability to generate sufficient cash flow to meet our financial obligations, to comply with the terms of our debt financing agreements, to obtain refinancing of certain obligations and to continue to receive financial support under its line of credit with Fair Holdings.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

We are continuing to address our liquidity and working capital issues through various means including operational changes and financing matters which are discussed below. During fiscal 2005, we expect to refinance current debt of $12,800 on a long-term basis. We also expect to generate approximately $5,200 in cash from operations which will be used to satisfy current obligations. Any potential cash shortage is expected to be supported through our existing lines of credit and other agreements with Fair Holdings. In addition, Fair Holdings has informally indicated that it would make available additional financial support if necessary, although we currently do not have any commitment for such support.

WORKING CAPITAL

Our businesses are working capital intensive and require funding for purchases of production inventory, capital expenditures and expansion and upgrading of facilities. Each of our subsidiaries has a separate revolving credit agreement and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. Our consolidated working capital position (current assets over current liabilities) was negative at January 31, 2005 by $9,801. For the fiscal year ended October 31, 2004 our working capital position was negative by $10,504. The increase in working capital is primarily attributable to the pay down of the Company’s debt during the three-month period ended January 31, 2005. We are currently working to refinance loans for United in the amount of $4,100, Obsidian Leasing in the amount of $3,400 and U.S. Rubber in the amount of $5,300, as noted in further detail below. The successful refinancing of these obligations will improve our working capital to a positive position upon completion.

We continue to address liquidity and working capital issues in a number of ways. At January 31, 2005, net cash used in continuing operations was $1,657 compared to $929 at October 31, 2004. The use of cash and working capital was primarily related to funding operating losses and business seasonality. For fiscal 2005, we expect our operations to begin to generate positive cash and expect to increase our overall working capital through improved operations as follows:

»
We secured an additional financial commitment from Fair Holdings to provide, additional borrowings under a $15,000 line of credit agreement, which expires on January 1, 2007. Approximately $1,621 is currently available to us under the agreement.

»
United’s existing line of credit and term loan with First Indiana has matured and the Company is currently in negotiations with a new lender to replace these loans. Management expects to complete the refinancing of this debt in the first half of fiscal 2005. Under the terms of the new commitment, the maximum borrowing availability will increase by $1,400. Upon completions of this refinancing, United’s working capital will improve by approximately $4,100, as that amount of the debt will be reclassified from current to long-term, less the current portion.

»
In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,260. The Company is in the process of negotiating a forbearance agreement with Old National Bank, and management is actively working to refinance this debt with other banks in the first half of fiscal 2005. Additionally, in November 2004, management sold two older coaches, reducing Obsidian Leasing’s debt by $209. Management is also in negotiations to sell three additional coaches, which will further reduce debt by an estimated $354.

»
US Rubber has a balloon payment on its debt which will be due October 24, 2005, which is our fourth fiscal quarter. We are in the initial stages of preparing to negotiate and refinance this debt prior to October 2005.

»	Classic received an amendment to its credit facility to temporarily increase its line of credit availability by $250 through April 2005.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

»	We are actively working to restructure or refinance our high interest rate debt on more favorable terms. Approximately $22,900 of our debt bears interest from rates ranging from 10% to 15%.

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

»
Cost reduction and other initiatives are being put in place for raw materials in the trailer and related transportation manufacturing segment, with the use of alternative materials and additional discounts through volume purchasing by pooling our purchasing power from all affiliated companies. We have passed through increases in raw material costs to our customers through price increase surcharges and expect to continue to do so with future significant increases in raw material costs

»
We continue to look for ways to strengthen our liquidity, equity and working capital through ongoing evaluations of merger and acquisition candidates and other recapitalization methods. In 2004 we purchased Classic, which provided positive cash from operations, additional working capital and additional liquidity under its line of credit.

»	Overall improvements in economic conditions.

Management believes the steps taken to improve operations will positively impact our liquidity and working capital for fiscal 2005. However, success is dependent on our ability to restore gross profits and capitalize on new markets in the trailer and related transportation manufacturing segment, obtain consistent material supply in the butyl rubber reclaiming segment and restore our market share in the coach leasing segment. Moreover, improvement in our liquidity and working capital position is substantially dependent upon our ability to successfully refinance approximately $12,800 of debt at United, Obsidian Leasing, and U.S. Rubber. Failure to complete the refinancing on a timely basis could have a material adverse effect on our liquidity and working capital position and could impair the ability of our subsidiaries to continue operations.

FINANCIAL COVENANT WAIVERS

Significant financial covenants in our credit agreements include the maintenance of minimum financial ratios, such as levels of earnings to funded debt and fixed charge coverage ratios. We did not meet requirements and covenants in certain debt agreements.

At January 31, 2005, United did not meet certain financial covenants relating to minimum levels of EBITDA and fixed charge coverage ratios in its agreements with Huntington Capital Investment Company. Huntington Capital Investment Company waived its covenant violations as of January 31, 2005. The amount is classified as current upon completion of an amendment to cure future violations. United’s existing line of credit and term loan with First Indiana has matured and the Company is currently working with the bank on a short-term extension until a refinancing is completed. The Company is in negotiations with a new lender to replace these loans. Management expects to complete the refinancing of this debt in the first half of fiscal 2005. During the three months ended January 31, 2005, the Company paid down the line of credit by $400 and the maximum availability was reduced to $3,600. The total amount of this debt is classified as current.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,260. The Company is in the process of negotiating a forbearance agreement with Old National Bank, and management is actively working to refinance this debt with other banks in the first half of fiscal 2005.

Our high level of debt creates liquidity issues for us and the stringent financial covenants that are common for this type of debt increase the probability that our subsidiaries may from time to time be in default under these loans. These risks are mitigated, in part, for our United and U.S. Rubber subsidiaries by the right described below under “Guarantees of Obsidian Capital Partners.”

FUNDS AVAILABILITY

On a consolidated basis, as of January 31, 2005, the Company had approximately $727 of cash and cash equivalents. Danzer Industries, U.S. Rubber, United, Obsidian Enterprises and Classic each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At January 31, 2005, additional current availability under these credit lines and maximum availability if supported by their individual borrowing base are:

Company	Current Availability	Maximum Availability

Danzer Industries(1)	$243	$243
U.S. Rubber	---	1,811
United	---	---
Obsidian Enterprises(1)	1,621	1,621
Classic Manufacturing	343	343

(1)	Additional borrowings only through Fair Holdings, a Related Party, under existing lines of credit.

The Company incurred negative net cash flow of $1,657 from operations during the three months ended January 31, 2005. Cash used in operations during the quarter is primarily due to operating losses and increases in inventories offset by increases in accounts payable. The Company has increased inventories during the first quarter primarily in the trailer and related transportation equipment manufacturing segment. The first quarter is historically the lowest volume quarter in this segment due to seasonality of this business. Inventories were increased during this quarter to provide an increase in the Company’s ability to deliver orders during the second and third quarters when sales have historically been higher than in the first quarter. Funding during the quarter was provided through borrowings on lines of credit and from related parties.

We have commercial commitments as described below:

Commercial Commitments	Total Amount Committed	Commercial Commitments	Date of Expiration

Line of credit, related party	$3,000	$2,757	April 1, 2006
Line of credit	3,600	3,600	February 28, 2005(1)
Line of credit	4,000	2,189	October 1, 2005
Line of credit, related party	15,000	13,379	January 1, 2007
Line of credit	1,000	657	May 1, 2006

(1)
The bank extended the maturity date of the line of credit to February 28, 2005 and continues to work with the Company on a short term extension. United is in negotiations with another lender to refinance its line of credit and term loan. Management expects to complete the refinancing of this debt during the first half of fiscal 2005.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Our net cash used in continuing operations for the three months ended January 31, 2005 was $1,657. This is comprised of a loss from continuing operations of $3,119, offset by noncash depreciation and amortization of $844, increases in inventories of $756 and accounts payable of $54 and decreases in accounts receivable of $1,289, other assets of $392, customer deposits of $19 and accrued expenses of $334. In addition, we had minority interest of $15, and accretion of interest of $89.

Net cash flow provided from financing activities for the three months ended January 31, 2005 was $1,938. This is comprised of borrowings of long-term debt of $2,272 and related parties of $203, offset by repayments on lines of credit of $537.

Cash flow was used in investing activities for the three months ended January 31, 2005 of $242. This is comprised of purchases of equipment of $512 offset by proceeds from the sale of equipment of $270.

The total decrease in cash is summarized as follows:

	Three Months Ended
	January 31, 2005	January 31, 2004

Net cash used in operations	$(1,657)	$(929)
Net cash used in investing activities	(242)	(318)
Net cash provided by financing activities	1,938	655

Increase (Decrease) in cash and cash equivalents	$39	$(592)

GUARANTEES OF OBSIDIAN CAPITAL PARTNERS

We have an agreement with Obsidian Capital Partners that gives us the right to mandate a capital contribution from the Partners if the lenders to U.S. Rubber or United were to declare a default. In either of those events, the Company has the right to enforce a capital contribution agreement with Obsidian Capital Partners up to $1,370 on U.S. Rubber and $1,000 on United to fund the respective subsidiary’s shortfall. These payments, if any, would be applied directly to reduce the respective subsidiary’s debt obligations to the lender.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during fiscal 2002 of a customer resulted in a bad debt charge of $379. However, we believe our reserve for doubtful accounts of $777 should be adequate for any exposure to loss in our January 31, 2005 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $300 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. Property and equipment are reviewed for impairment when events and circumstances indicate impairment factors may be present. During fiscal 2004, certain equipment became idle due to the realignment of the plant at U.S. Rubber. The equipment will be used in the future for replacement of existing equipment as needed. Due to the uniqueness of the equipment and the high cost to buy new similar pieces, the net book value of $353 was transferred to other assets under idle equipment and is subject to impairment valuation. Accordingly, we continue to analyze the Danzer and US Rubber assets for impairment in conjunction with our analysis of the continuing operations of these facilities. In assessing the recoverability of our property and equipment, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations. As of January 31, 2005 we determined there is no impairment of our property and equipment.

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

The initial cost of coaches acquired is depreciated over a straight-line basis to a salvage value of 38% of original cost. Subsequent enhancements and refurbishments of coaches are depreciated over five years using the straight-line method. The age of coaches in our fleet range from less than one year to ten years, with an average age of approximately five years. Actual value of coaches after 15 years is dependent on several factors including the level of maintenance and the market conditions at the time of disposal. We recently disposed of two coaches that did not result in a material gain or loss. We continue to evaluate our estimates with respect to the actual depreciation of such vehicles based on market conditions and our experience in disposals when they occur. Should future factors indicate the current depreciation policy is not adequate, we will adjust the depreciation rates, and such adjustments may have an adverse impact on our results of operations.

In conjunction with financing of the acquisition of United, the Company issued 154,482 shares of common stock to Huntington Capital Investment Corporation (“Huntington”). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company’s stock will result in a corresponding increase to this repurchase requirement. Accordingly, a substantial increase in stock price at the repurchase date may have an adverse impact on the Company’s liquidity. At January 31, 2005, the Company violated certain financial covenants and did not meet its EBITDA and fixed charge coverage ratios defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of January 31, 2005.

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

RISK FACTORS

There are a number of risk factors related to the future results of the Company. The Company wishes to caution readers that the following important factors among others, in some cases have affected, and in the future could affect, the Company’s actual results and could differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company:

1.
Our financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s independent auditor has included a going concern qualification in its audit report relating to the Company’s audited financial statements for the fiscal year ended October 31, 2004, based on concerns regarding debt covenant violations, working capital deficit and losses from operations. Our losses have historically been funded by related party loans from Fair Holdings, which recently received a waiver from its lender of its violations of certain covenants under its credit agreement. The Company’s realization of its assets and satisfaction of its liabilities in the normal course of business is dependent upon the Company’s ability to generate sufficient cash flow to meet its financial obligations, to comply with the terms of its debt financing agreements, to obtain refinancing of certain obligations and to continue to receive financial support under its line of credit with Fair Holdings.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

2.
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

3.
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

4.
The prices of the raw materials we utilize are subject to fluctuation, as occurred in fiscal 2004 and the three months ended January 31, 2005. We may not be able to pass along any or all of these increases to our customers. As a result, increases in the price of raw materials may decrease the profit margin from sales of our products.

5.
Our overall strategy includes increasing revenue and reducing/controlling operating expenses. We have concentrated our efforts in ongoing, company-wide efficiency activities intended to increase productivity and reduce costs, including personnel reductions, reduction or elimination of non-personnel expenses and realigning and streamlining operations. We cannot assure that our efforts will result in increased profitability for any meaningful period of time.

6.
We face significant competition in connection with the products and services we provide. The level of competition has increased recently and is expected to continue at increasing levels in the future. There are many other companies engaged in the manufacture of cargo trailers, luxury coach leasing and butyl rubber reclaiming, and many of these companies have greater financial and other business resources than those possessed by us. Furthermore, other companies may enter the our area of business in the future. If competition increases, our sales and profits are likely to decline.

7.
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

8.
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

9.
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

The Company is exposed to market risk related to interest rate changes. Approximately 60% of our primary debt at January 31, 2005 bore interest at a variable rate. An interest rate increase of one percentage point would increase our interest expense over a one-year period by approximately $224 at current debt levels.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on January 31, 2005 in providing reasonable assurance that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at January 31, 2005 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. In fiscal 2004 the Company hired two additional employees to join the accounting staff and is evaluating how best to utilize the time of these new employees. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Finally, as discussed below, the Company believes that the implementation of its new accounting system has enhanced the segregation of duties of accounting personnel, although management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

In fiscal 2004, the Company implemented an enterprise wide, integrated accounting system that replaced the separate accounting systems previously maintained by the several subsidiaries and since that date has implemented an enhanced segregation of duties of various accounting personnel. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the January 31, 2005 evaluation.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pyramid and its parent, Obsidian Enterprises, and other affiliated companies and members filed suit against the former owners of Pyramid for violation of the terms of non-compete agreements. The lawsuit was filed against various individuals and operating entities that are directly competing with the Company and the Company is seeking punitive and compensatory damages.

The Company is also party to ordinary litigation incidental to its business. No current pending litigation is expected to have a material adverse effect on results of operations, financial condition or cash flows.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

United’s existing line of credit and term loan with First Indiana has matured and the Company is currently in negotiations with a new lender to replace these loans. Management expects to complete the refinancing of this debt in the first half of fiscal 2005. Under the terms of the new commitment, the maximum borrowing availability will increase by $1,400. Upon completions of this refinancing, United’s working capital will improve by approximately $4,100, as that amount of the debt will be reclassified from current to long-term, less the current portion.

Additionally, at January 31, 2005, United did not meet financial covenants under the terms of its term note with Huntington Capital Investment Company. Specifically, United did not meet its EBITDA and fixed charge coverage ratios. Huntington Capital Investment Company waived these covenant violations as of January 31, 2005. All amounts under the term note are classified as current until the Company and Huntington Capital Investment Company enter into an amendment, currently being negotiated, to provide relief under these covenants.

In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,260. The Company is in the process of negotiating a forbearance agreement with Old National Bank, and management is actively working to refinance this debt with other banks in the first half of fiscal 2005. Should refinancing or an extension of the current agreement not be obtained by the expiration date of the forbearance agreement, the debt will be repaid through current sources of availability including borrowings under the Company’s line of credit and agreements with Fair Holdings. In addition, Fair Holdings has informally indicated that it would make available additional financial support if necessary, although we currently do not have any commitment for such support. Additionally, in November 2004, management sold two older coaches, reducing Obsidian Leasing’s debt by $209. Management is also in negotiations to sell three additional coaches, which will further reduce debt by an estimated $354.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of fiscal 2005.

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

March 17, 2005 Date	OBSIDIAN ENTERPRISES, INC. By: /s/ Timothy S. Durham Timothy S. Durham, Chairman and Chief Executive Officer

March 17, 2005 Date	By: /s/ Rick D. Snow Rick D. Snow, Executive Vice President/Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003

3.2	By-laws	Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10K for the Year Ended October 31, 2002

31.1	Sarbanes-Oxley Act Section 302 Certification	Attached

31.2	Sarbanes-Oxley Act Section 302 Certification	Attached

32	Sarbanes-Oxley Act Section 906 Certification	Attached