Form 10-Q
period 2005-04-30
OBSIDIAN ENTERPRISES INC
filed 2005-06-16
CIK 825521

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q OF OBSIDIAN ENTERPRISES, INC. FILED ON JUNE 15, 2005 PURSUANT TO A RULE 201 HARDSHIP EXEMPTION

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005; OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________________ TO ___________________________

0-17430

Commission File Number

OBSIDIAN ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	35-2154335 (I.R.S. Employer Identification No.)

111 MONUMENT CIRCLE, SUITE 4800 INDIANAPOLIS, INDIANA (Address of principal executive offices)	46204 (Zip code)

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
    Yes       No

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.0001 par value	Outstanding at June 10, 2005 3,109,333 shares

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES
INDEX

PAGE(S)
PART I — FINANCIAL INFORMATION:

Item 1 — Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets — April 30, 2005 and October 31, 2004	3-4

Condensed Consolidated Statements of Operations
Three Months Ended April 30, 2005 and 2004	5

Condensed Consolidated Statement of Changes of Stockholders’ Deficit	6

Condensed Consolidated Statements of Cash Flows
Three Months Ended April 30, 2005 and 2004	7-8

Notes to Condensed Consolidated Financial Statements	9-22

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-38

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	39

Item 4 — Controls and Procedures	39

PART II — OTHER INFORMATION:

Item 1 — Legal Proceedings	40

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3 — Defaults Upon Senior Securities	40

Item 4 — Submission of Matters to a Vote of Security Holders	40

Item 5 — Other Information	40

Item 6 — Exhibits	40

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30, 2005 (unaudited)	October 31, 2004
Assets

Current assets:
Cash and cash equivalents	$548	$688
Marketable securities	80	74
Accounts receivable, net of allowance for doubtful accounts
of $715 for 2005 and $494 for 2004	5,199	5,190
Accounts receivable, related parties (Note 8)	69	71
Inventories, net (Note 2)	10,211	8,971
Prepaid expenses and other assets	1,040	600
Deferred income tax assets	637	635

Total current assets	17,784	16,229

Property, plant and equipment, net	22,740	23,730

Other assets:
Intangible assets:
Goodwill not subject to amortization	7,055	7,055
Noncompete agreements, less accumulated amortization of $945
for 2005 and $783 for 2004	709	871
Trade name and customer relations, less accumulated amortization
of $449 for 2005 and $390 for 2004	832	891
Deferred debt costs, less accumulated amortization of $349 for 2005
and $289 for 2004	217	277
Idle equipment	353	353
Other	86	13

	$49,776	$49,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30, 2005 (unaudited)	October 31, 2004
Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt	$15,867	$18,383
Accounts payable, trade	6,291	5,242
Accounts payable, related parties (Note 8)	1,758	1,268
Accrued compensation	866	830
Accrued expenses and customer deposits	1,022	1,010

Total current liabilities	25,804	26,733

Accounts payable, related parties	556	556

Long-term debt, net of current portion	8,193	8,547

Long-term debt, related parties (Note 8)	27,166	20,299

Deferred income tax liabilities	938	936

Commitments and contingencies:

Minority interest	202	244

Redeemable stock:
Common stock, 324,933 shares outstanding for 2005 and 2004	1,403	1,567

Stockholders’ equity (deficit):
Common stock, par value $.0001 per share; 10,000,000 shares authorized;
3,109,333 in 2005 and 2004	1	1
Preferred stock, 5,000,000 shares authorized, no shares outstanding	—	—
Additional paid-in capital	13,479	13,315
Accumulated other comprehensive loss	(34)	(40)
Accumulated deficit	(27,932)	(22,739)

Total stockholders’ deficit	(14,486)	(9,463)

	$49,776	$49,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and share data)
(unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004

Net sales	$18,944	$16,292	$32,589	$28,338

Cost of sales	17,179	15,189	29,999	26,168

Gross profit	1,765	1,103	2,590	2,170

Selling, general and administrative expenses	2,642	3,019	5,378	5,364

Loss from operations	(877)	(1,916)	(2,788)	(3,194)

Other income (expense):
Interest expense, net	(1,266)	(982)	(2,453)	(1,951)
Other income	61	8	42	37

Loss before income taxes	(2,082)	(2,890)	(5,199)	(5,108)

Income tax expense	(18)	—	(36)	—

Loss before minority interest	(2,100)	(2,890)	(5,235)	(5,108)

Minority interest	26	7	42	(24)

Net loss	$(2,074)	$(2,883)	$(5,193)	$(5,132)

Basic and diluted loss per share attributable to common
shareholders from continuing operations:	$(0.67)	$(1.00)	$(1.68)	$(3.28)

Weighted average common and common equivalent shares
outstanding, basic and diluted:	3,109,333	1,941,861	3,109,333	1,320,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(dollars in thousands)
(unaudited)

	Comprehensive Loss	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance at October 31, 2004		3,109,333	$1	$13,315	$(40)	$(22,739)	$(9,463)

Gain on available-for-sale marketable securities	$6				6		6

Fair value adjustment on redeemable Preferred Stock				164			164

Net loss	(5,193)					(5,193)	(5,193)

Total comprehensive loss	$(5,187)

Balance at April 30, 2005		3,109,333	$1	$13,479	$(34)	$(27,932)	$(14,486)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	April 30, 2005	April 30, 2004
Cash flow from operating activities:
Loss from continuing operations	$(5,193)	$(5,132)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,689	1,563
Other	229	201
Changes in operating assets and liabilities:
Accounts receivable, net	(9)	(269)
Inventories, net	(1,240)	(628)
Other	582	2,764

Net cash used in operating activities	(3,942)	(1,501)

Cash flows from investing activities:
Capital expenditures	(929)	(627)
Proceeds from sale of equipment	427	60

Net cash used in investing activities	(502)	(567)

Cash flows from financing activities:
Advances from related parties, net	2,903	1,312
Net repayments on lines of credit	(1,737)	(193)
Net borrowings on long-term debt, including related parties	3,138	362

Net cash provided by financing activities	4,304	1,481

Decrease in cash and cash equivalents	(140)	(587)

Cash and cash equivalents, beginning of period	688	1,148

Cash and cash equivalents, end of period	$548	$561

Interest paid	$1,218	$1,160

Taxes paid	$41	$57

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	April 30, 2005	April 30, 2004
Supplemental disclosure of noncash operating, investing and financing activities:
Fair value change on mandatory redeemable preferred stock	$164	$796
Assignment and assumption of mandatory redeemable preferred stock to Fair
Holdings	$—	$337

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

1.        BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS:
Obsidian Enterprises, Inc. (“Obsidian Enterprises” or “the Company”), formerly Danzer Corporation, was reorganized through an acquisition with U.S. Rubber Reclaiming, Inc. and Related Entities (“U.S. Rubber Companies”), which was consummated on June 21, 2001 (the “Effective Date”). The reorganization of Obsidian Enterprises and U.S. Rubber Companies was accounted for as a reverse merger as the shareholders of the U.S. Rubber Companies owned a majority of the outstanding stock of Obsidian Enterprises subsequent to the acquisition. For accounting purposes, U.S. Rubber Reclaiming, Inc. (“U.S. Rubber”) is deemed to have acquired Obsidian Enterprises.

The resulting entities, considered accounting subsidiaries of U.S. Rubber (the accounting acquirer) and legal subsidiaries of Obsidian Enterprises (formerly Danzer) after the reorganization are as follows:

Obsidian Enterprises, Inc. (“Obsidian Enterprises”, formerly Danzer, the legal acquirer), a holding company.

Butyl-Rubber Reclaiming

>>	U.S. Rubber Reclaiming, Inc. ("U.S. Rubber", the accounting acquirer), which is engaged in reclaiming scrap butyl rubber into butyl reclaim for resale to manufacturers of rubber products.

Coach Leasing

>>
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

>>
United Acquisition, Inc., which we operate as United Expressline, Inc. ("United"), manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

>>	Danzer Industries, Inc. ("Danzer"), which is principally engaged in the design, manufacture and sale of truck bodies and cargo trailers.

>>
Classic Manufacturing, Inc. ("Classic") was acquired in May 2004. Classic manufactures steel-framed cargo, fifth wheel, gooseneck, motorcycle, race, snowmobile and stacker/lift trailers and open trailers used in the landscape industry.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

The accompanying financial data for the three months ended April 30, 2005 and 2004 and for the six months ended April 30, 2005 and 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2004 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the period ended October 31, 2004. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of April 30, 2005 and results of operations, cash flows and stockholders’ deficit for the three and six months ended April 30, 2005 have been made. The results of operations for the three and six months ended April 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

BASIS OF PRESENTATION:

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the period since June 2001, Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. Certain subsidiaries of the Company are in violation of certain financial covenants in their respective credit agreements as of April 30, 2005 (as discussed in Note 3 below). All amounts outstanding as of April 30, 2005 under these credit agreements have been classified as current on our balance sheet. We are currently negotiating to amend or refinance the credit agreements where covenant violations exist and debt has matured and we do not expect these violations to impair our ability to fund current and future obligations of the Company. Historically, losses and certain third-party debt repayments have been financed through loans from DC Investments and its subsidiary Fair Holdings, Inc. (“Fair Holdings”), entities controlled by the Company’s Chairman, on terms that may not have been available from other sources. As of April 30, 2005, total debt outstanding to DC Investments and Fair Holdings was $27,166.

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

>>
Obsidian Enterprises has secured a financial commitment from Fair Holdings to provide additional borrowings under a $15,000 line of credit agreement, which expires on January 1, 2007. Approximately $4,656 is currently available under the agreement.

>>
United, U.S. Rubber, and Pyramid traditionally had borrowing agreements with Obsidian Enterprises which was funded using Obsidian Enterprises’ agreement with Fair Holdings discussed above. During the quarter ended April 30, 2005, these agreements were redocumented between Fair Holdings and United, U.S. Rubber, and Pyramid which allowed for borrowings up to $3,000, $3,700, and $750, respectively, and expire on April 15, 2012. Approximate availability under these agreements are $267, $817, and $170, respectively.

>>
United’s existing line of credit and term loan with First Indiana has matured and the Company is currently in negotiations with a new lender to replace these loans. The Company has received a commitment letter from the new lender and management expects to complete the refinancing of this debt in the third quarter of fiscal 2005. Under the terms of the new commitment, the maximum borrowing availability will increase by $3,550. Upon completion of this refinancing as it is currently contemplated, management believes that United’s working capital will improve by approximately $8,100, as that amount of the debt will be reclassified from current to long-term, less the current portion.

>>
In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,165. The Company obtained a forbearance agreement with Old National Bank, which expired April 30, 2005, and is in the process of negotiating an amendment to the forbearance agreement which would extend the expiration date for 90 days, increase the interest rate on the outstanding balance to 15% and require that Obsidian Leasing sell additional coaches. Management is actively working to refinance this debt with other banks in the last half of fiscal 2005. Additionally, in November 2004, management sold two older coaches, reducing Obsidian Leasing’s debt by $209. Management is also in negotiations to sell two additional coaches, which will further reduce debt by an estimated $224.

>>	U.S. Rubber has a balloon payment on its debt which will be due October 24, 2005. Management is in the initial stages of negotiating and refinancing this debt prior to October 2005.

>>	Classic received an amendment to its credit facility to temporarily increase the borrowing base on its line of credit by $250 through April 2005.

>>
Management is actively working to restructure or refinance portions of its high interest rate debt on more favorable terms. Approximately $20,100 of our debt bears interest from rates ranging from 10% to 15%.

>>
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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

>>
Cost reduction and other initiatives are being put in place at various Obsidian subsidiaries including the use of alternative materials and additional discounts through volume purchasing by pooling purchasing power from all affiliated companies. Any additional increases in raw material costs are expected to be passed through to customers through price increase surcharges.

>>	Management also continues to look for ways to strengthen liquidity, equity and working capital through ongoing evaluations of merger and acquisition candidates and other recapitalization methods.

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

Use of Estimates

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Recently Issued Accounting Pronouncements

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

In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC’s view on the interaction between SFAS 123R and certain SEC rules and regulations. Specifically, SAB 107 provides guidance on share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. The adoption of SAB 107 will not have a material impact on our implementation of SFAS 123R.

Insurance Recovery

On December 1, 2004, U.S. Rubber had an electrical fire which damaged its equipment and facilities. The Company’s claims, which included business interruption losses, did not result in a material gain or loss on involuntary conversion or business interruption as a result of this fire.

Earnings per Share

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

The Company has a note payable agreement which is convertible by the holder to common stock totaling 100,000 shares at a conversion rate of $5.00 per share. However, because the Company incurred a loss for the periods ended April 30, 2005 and 2004, respectively, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.

Our Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of our common stock, were convertible into common stock at rates of ..40-to-1 and 3.50-to-1, respectively. Following the effective date of the 50–to-1 reverse split of the common stock, on February 18, 2004, these shares were converted to common stock, and such shares are included in the weighted average common shares outstanding from the date of conversion. There were no shares of preferred stock outstanding as of April 30, 2005.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Basic and diluted loss per share have been computed as follows:

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Loss before discontinued operations	$(2,074)	$(2,883)	$(5,193)	$(5,132)
Change in fair value of mandatory
redeemable preferred stock	(17)	935	(34)	796

Net loss attributable to common
shareholders	$(2,091)	$(1,948)	$(5,227)	$(4,336)

Weighted average common and common
equivalent shares outstanding, basic
and diluted	3,109,333	1,941,861	3,109,333	1,320,884

Net loss per share, basic and diluted,
attributable to common shareholders
from continuing operations:	$(0.67)	$(1.00)	$(1.68)	$(3.28)

Stock Options

The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s basic and diluted net loss per share would remain the same. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options issued for the three and six months ended April 30, 2005 and 2004. During fiscal 2004, certain options were extended. Their effect on pro forma net income was immaterial.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

2.    INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

	Apri1 30, 2005	October 31, 2004
Raw materials	$6,589	$5,346
Work-in-process	996	611
Finished goods	2,903	3,236
Valuation reserve	(277)	(222)

Total	$10,211	$8,971

3.        FINANCING ARRANGEMENTS

United

United’s existing line of credit and term loan with First Indiana has matured and the Company is currently working with the bank on a short-term extension until a refinancing is completed. The Company is in negotiations with a new lender to replace these loans. The Company has received a commitment letter from the new lender and management expects to complete the refinancing of this debt in the third quarter of fiscal 2005. During the three months ended April 30, 2005, the Company paid down the line of credit by $1,650 and the maximum availability was reduced to $1,950. The total amount of this debt is classified as current.

Additionally, at April 30, 2005, United did not meet financial covenants under the terms of its term note with Huntington Capital Investment Company. Specifically, United did not meet its EBITDA and fixed charge coverage ratios. Huntington Capital Investment Company waived these covenant violations as of April, 2005. All amounts under the term note are classified as current until the Company and Huntington Capital Investment Company enter into an amendment to the term note. The Company is currently negotiating this amendment in conjunction with the refinancing with United’s Senior Bank lender.

Obsidian Leasing

The Company obtained a forbearance agreement with Old National Bank, which expired April 30, 2005, and is in the process of negotiating an amendment to the forbearance agreement which would extend the expiration date for 90 days, increase the interest rate on the outstanding balance to 15% and require that Obsidian Leasing sell additional coaches. The total related debt of $3,165 is classified as current. Management is currently exploring options with regard to refinancing the outstanding debt. Should refinancing or an extension of the current agreement not be obtained by the expiration date of the forbearance agreement, the debt will be repaid through current sources of availability including borrowings under the Company’s line of credit and agreements with Fair Holdings. In March 2005, the line of credit with Fair Holdings was amended to increase the limit to $1,000. In addition, Fair Holdings has informally indicated that it would make available additional financial support if necessary, although we currently do not have any commitment for such support.

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

4.        MINORITY INTEREST IN AFFILIATE

As discussed in Note 1, DW Leasing and DC Investments Leasing, entities controlled by the Company’s Chairman are included in consolidated financial statements and are subject to the provisions of FIN No. 46. Historically, these entities generated negative operating results and the operating model did not anticipate income in excess of losses previously recognized in the consolidated financial statements. During the six month period ended April 30, 2005, DC Investments Leasing reported negative operating results. As a result, minority interest related to the loss of DC Investments Leasing in the amount of $42 has been recorded as a benefit in the April 30, 2005 statement of operations and has been recognized on the balance sheet. Future operating results of DC Investments Leasing, if positive, will continue to be charged to minority interest. In addition, should DW Leasing generate future income in excess of previously recognized losses, such amounts would be charged to minority interest in the consolidated statement of operations and recognized as minority interest on the consolidated balance sheet. During the quarter ended and the six months ended April 30, 2005, DW Leasing recorded a loss of $14 and $30, respectively. As of April 30, 2005, accumulated losses of DW Leasing recognized in consolidated statements of operations exceeded income by approximately $391.

5.        REDEEMABLE STOCK

In conjunction with financing of the acquisition of United in fiscal 2001, the Company issued 154,482 shares of common stock to Huntington Capital Investment Corporation (“Huntington”). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) the fifth anniversary of issuance of such shares, b) United’s default under the subordinated debt agreement, or c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company’s stock will result in a corresponding increase to this repurchase requirement. At April 30, 2005, the Company had violated certain financial covenants defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of April 30, 2005.

On May 1, 2004, the Company issued 170,451 shares of common stock as part of the acquisition of Classic. These shares are classified as redeemable stock. The purchase agreement for Classic included a provision that gives the sellers the right to have the Company redeem these shares at a price of $6.5970 per share within five years of the date of issuance of the shares. The sellers have the right to partially redeem these shares in increments of 10,000 or more shares per transaction. The agreement also has an automatic termination provision if the Company’s shares have traded at a closing price of greater than $7.33 per share for any consecutive period of 60 trading days during the period of time commencing on the date there are no restrictions on the seller’s sale of shares and ending on the fifth anniversary of the agreement.

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

6.        STOCKHOLDERS’ DEFICIT CONTINUED

On March 12, 2004, the preferred shares for Series C and D were converted to common, which increased common stock outstanding by 2,218,725 shares including 154,482 shares classified as redeemable stock. Preferred shares authorized remain five million shares with no preferred shares issued or outstanding as of April 30, 2005.

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

7.        BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows:

	Three Months Ended April 30, 2005
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$13,791	$678	$2,595	$17,064	$—	$17,064
Foreign	1,617	—	263	1,880	—	1,880

Total	$15,408	$678	$2,858	$18,944	$—	$18,944

Cost of goods sold	$13,817	$433	$2,929	$17,179	$—	$17,179

Income (loss) before taxes
and minority interest	$(506)	$(711)	$(576)	$(1,793)	$(289)	$(2,082)

Identifiable assets	$25,069	$13,194	$11,193	$49,456	$320	$49,776

Depreciation and
amortization expense	$248	$196	$364	$808	$37	$845

Interest expense	$460	$333	$184	$977	$289	$1,266

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

7.        BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA CONTINUED

	Three Months Ended April 30, 2004
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$11,422	$974	$2,134	$14,530	$—	$14,530
Foreign	1,108	—	654	1,762	—	1,762

Total	$12,530	$974	$2,788	$16,292	$—	$16,292

Cost of goods sold	$11,858	$528	$2,803	$15,189	$—	$15,189

Loss before taxes and
minority interest	$(1,735)	$(421)	$(571)	$(2,727)	$(163)	$(2,890)

Identifiable assets	$20,248	$13,714	$10,260	$44,222	$747	$44,969

Depreciation and
amortization expense	$176	$226	$353	$756	$34	$789

Interest expense	$421	$273	$125	$819	$163	$982

	Six Months Ended April 30, 2005
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$23,167	$1,316	$4,812	$29,295	$—	$29,295
Foreign	2,763	—	531	3,294	—	3,294

Total	$25,930	$1,316	$5,343	$32,589	$—	$32,589

Cost of goods sold	$23,664	$814	$5,521	$29,999	$—	$29,999

Loss before taxes and
minority interest	$(2,140)	$(1,331)	$(1,187)	$(4,658)	$(541)	$(5,199)

Identifiable assets	$25,069	$13,194	$11,193	$49,456	$320	$49,776

Depreciation and
amortization expense	$495	$395	$725	$1,615	$74	$1,689

Interest expense	$906	$676	$330	$1,912	$541	$2,453

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

7.        BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA CONTINUED

	Six Months Ended April 30, 2004
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$18,921	$2,014	$4,453	$25,388	$—	$25,388
Foreign	2,088	—	862	2,950	—	2,950

Total	$21,009	$2,014	$5,315	$28,338	$—	$28,338

Cost of goods sold	$19,746	$1,115	$5,307	$26,168	$—	$26,168

Loss before taxes and
minority interest	$(3,007)	$(823)	$(988)	$(4,818)	$(290)	$(5,108)

Identifiable assets	$20,248	$13,714	$10,260	$44,222	$747	$44,969

Depreciation and
amortization expense	$355	$435	$705	$1,500	$68	$1,563

Interest expense	$818	$601	$242	$1,661	$290	$1,951

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the three and six months ended April 30, 2005 and 2004, allocated corporate expenses by segment were as follows:

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Trailer manufacturing	$515	$844	$1,193	$1,275
Coach leasing	41	125	95	188
Butyl rubber reclaiming	105	213	245	323

	$661	$1,182	$1,533	$1,786

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

8.        RELATED PARTIES

The Company makes advances, receives loans and conducts other business transactions with affiliates resulting in the following amounts for the periods ended:

	April 30, 2005	October 31, 2004
Balance sheet:
Current assets:
Accounts receivable, Obsidian Capital Company(2)	$8	$8
Accounts receivable, stockholders	3	11
Accounts receivable, other affiliated entities	58	52

Total assets	$69	$71

Current liabilities:
Accounts payable, Obsidian Capital Company(2)	$35	$35
Accounts payable, stockholders	3	3
Accounts payable, DC Investments and Fair Holdings(2)	1,651	1,181
Accounts payable, other affiliated entities	69	49
Long-term portion:
Accounts payable, Obsidian Capital Company(2)	240	240
Accounts payable, stockholders	316	316
Notes payable, DC Investments(2)	700	700
Notes payable, Fair Holdings(2)	9,936	8,784
Line of credit, Fair Holdings(2)	16,530	10,815

Total liabilities	$29,480	$22,123

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Statement of operations:
Interest expense, DC Investments and Fair Holdings(2)	660	338	1,227	840

Rent expense, Fair Holdings(2)	14	13	27	26

Sales to Champion Trailer, Inc.(2)	32	—	48	—

Purchases from Champion Trailer, Inc.(2)	382	—	567	—

Rent expense, Roost Leasing(1)	36	—	72	—

Purchased from CCG, Parma(2)	48	—	48	—

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

The period for which the results of operations of Classic are included in the consolidated income statement is for the three and six months ended April 30, 2005.

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

	Three Months Ended	Six Months Ended
	April 30, 2004	April 30, 2004
Net sales	$18,452	$32,167

Net loss	$(2,818)	$(5,127)

Loss per share, basic and diluted, attributable to common shareholders from continuing operations:	$(0.91)	$(1.85)

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

OVERVIEW

Obsidian Enterprises is a holding company headquartered in Indianapolis, Indiana. We conduct business through our subsidiaries, which operate in three principle segments:

Butyl Rubber Reclaiming

>>	U.S. Rubber., acquired in fiscal 2001, owns and operates butyl rubber reclaiming facilities;

Coach Leasing

>>	Pyramid, acquired in fiscal 2001, provides luxury coach leases for corporations and the entertainment industry;

>>	Obsidian Leasing, formed in fiscal 2002, owns some of the coaches operated by Pyramid;

>>
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

Trailer and Related Transportation Equipment Manufacturing

>>	United, acquired in fiscal 2001, manufactures steel-framed cargo, racing and specialty trailers;

>>	Danzer, the only subsidiary of the Company until fiscal 2001, manufactures metal parts and truck bodies for the service and utilities markets; and

>>	Classic, acquired in May 2004, manufactures steel-framed cargo, fifth wheel, gooseneck, motorcycle, race, snowmobile and stacker/lift trailers and open trailers used in the landscape industry.

While each of the subsidiaries markets its products or services independently, our emphasis is to provide high quality products and services by taking advantage of cross-selling opportunities, and manufacturing and other operational efficiencies through each of the subsidiaries.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Results Of Operations

Overview

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the period since June 2001, Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. Certain subsidiaries of the Company are in violation of certain financial covenants in their respective credit agreements as of April 30, 2005 (as discussed in “Financial Covenant Waivers” below). All amounts outstanding as of April 30, 2005 under these credit agreements have been classified as current on our balance sheet. We are currently negotiating to amend or refinance the credit agreements where covenant violations exist and we do not expect these violations to impair our ability to fund current and future obligations of the Company. Historically, losses and certain third-party debt repayments have been financed with DC Investments and its subsidiary Fair Holdings, Inc. (“Fair Holdings”), entities controlled by the Company’s Chairman, on terms that may not have been available from other sources. As of April 30, 2005, total debt outstanding to DC Investments and Fair Holdings was $27,166.

In view of these matters, realization of assets and satisfaction of liabilities in the ordinary course of business is dependent on the Company’s ability to generate sufficient cash flow to satisfy its obligations on a timely basis, maintain compliance with its financing agreements and continue to receive financing support from Fair Holdings to provide liquidity, if needed.

Our results of operations for the three and six months ended April 30, 2005 were negatively impacted by various events discussed below.  During the first half of fiscal 2005 we have, and we intend to continue, to focus our efforts on generating positive cash flow and increasing our working capital through improved operations and pursuing significant strategic initiatives. Although management believes these actions will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity.

>>
In the trailer and related transportation equipment manufacturing segment we successfully completed the acquisition of Classic in Sturgis, Michigan in fiscal 2004. The addition of Classic enabled us to add synergistic products to our trailer line. The addition of Classic added revenues to this segment of $2,651 and $4,736 for the three and six months ended April 30, 2005, respectively, resulting in an increase of 18%, and helped improve our gross margins in this segment by having a gross margin of 16.2% and 15.4% for the three and six months ended April 30, 2005, respectively, compared to the segment’s gross margin of 10.3% and 8.7% for the three and six months ended April 30, 2005, respectively. The segment was negatively affected by the significant increases in raw material prices during fiscal 2004 and the three and six months ended April 30, 2005, which reduced our gross margins. We were able to pass some of the increases through to our customers through price increases of approximately 12% beginning in April 2004. Additional surcharges, ranging from 4% to 6%, have been implemented during the second quarter of fiscal 2005 to further pass some of the raw material price increases to our customers. Our price increases lagged behind the raw material price increases, which reduced our overall gross margins.

We expect market conditions to remain very competitive and raw material prices to remain somewhat volatile in this segment. As raw material prices begin to level off, we expect our price increases to return our margins to a profitable level. During the three months ended April 30, 2005, we began to see the improvement in gross margin which were reflective of our price increases. We are also implementing programs with a goal of reducing the costs of raw material. Our cost of materials percentage historically has been above the industry average. Our cost reduction initiatives for fiscal 2005 include combining the purchasing power of all our subsidiaries to negotiate better pricing through higher volume purchases. We also expect to be able to take advantage of purchase discounts with additional available working capital through a new line of credit. Additional strategies in the trailer and related transportation segment include: building sales growth through market expansion, cross selling and additional geographical production with Classic. We continue to evaluate strategic acquisitions to determine whether they can improve the performance of this segment.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

>>
In our butyl rubber reclaiming segment we continue to search for new market sources of butyl raw material. We are continuing to expand our recycling program with the chapters of The National FFA Organization. We implemented a new fine grind process that increases our ability to use other types of rubber in our butyl reclaim process. Additional costs were incurred to maintain the equipment in this very capital intensive operation. We also incurred significant increases in energy costs. During January 2005, we implemented a five percent price increase as our cost to obtain raw materials and maintain equipment increased. The Company implemented an additional five percent increase during May 2005. However, during the second quarter, the Company began experiencing the effects of price competition as it began losing customers to a competitor due to lower pricing. The total impact is unknown at this time. For fiscal 2005 we expect the market demand for our product to be high due to our current order backlog. The availability of raw material for butyl rubber reclaiming to meet the market demands continues to be a concern. We expect our continued participation with The National FFA Organization will improve our ability to recover and process additional butyl materials. In addition we will continue to modify our fine grind operation to increase our rubber resource utilization of existing material. Also during the fourth quarter of fiscal 2004 we started the design and implementation of a cryogenic process. This process will enable the Company to expand its product lines of natural rubber in new markets. Full implementation is expected to be completed in the last half of fiscal 2005.

>>
Our luxury coach leasing segment was negatively affected by a decrease in sales from a lower utilization of our fleet. The lower utilization is due to increased market competition in the industry and a significant decrease in the number of entertainers touring. Utilization of our fleet decreased approximately 18% for the three and six months ended April 30, 2005 as compared to the three and six months ended April 30, 2004 which in turn had a significant negative impact on the earnings of this segment. As noted in Part II, Item 1 of this report, the Company filed a law suit in December 2004 against the former owners of Pyramid for violation of their non-compete agreement. This segment was also negatively affected by the turnover in management. During the three months ended April 30, 2005, certain improprieties were revealed on behalf of the segment management. The total estimated loss is approximately $165,000. Collection of this loss is not known at this time and no accounts receivable has been recorded.

>>
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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

The following table shows net sales by product segment:

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Trailer manufacturing	$15,408	$12,530	$25,930	$21,009
Coach leasing	678	974	1,316	2,014
Butyl rubber reclaiming	2,858	2,788	5,343	5,315

Net Sales	$18,944	$16,292	$32,589	$28,338

The following is a discussion of the major elements impacting the Company’s operating results by segment for the three and six months ended April 30, 2005 compared to the three and six months ended April 30, 2004. The comments that follow should be read in conjunction with the Company’s condensed consolidated financial statements and related notes contained in this Form 10-Q.

TRAILER AND RELATED TRANSPORTATION EQUIPMENT MANUFACTURING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Net Sales	$15,408	$12,530	$25,930	$21,009
Cost of Sales	13,817	11,858	23,664	19,746

Gross Profit	$1,591	$672	$2,266	$1,263

Gross Profit %	10.3%	5.4%	8.7%	6.0%

Income (loss) before taxes and
minority interest	$(506)	$(1,735)	$(2,140)	$(3,007)

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

Sales

Net sales in this segment for the three months ended April 30, 2005 increased $2,878 or 23.0% compared to the three months ended April 30, 2004. The increase was primarily due to the acquisition of Classic, which increased our sales for the three months ended April 30, 2005 by $2,651. Sales of United products decreased for the three months ended April 30, 2005 by $647, primarily due to the increased sales of the economy line trailers, which sell at a lower price and a slow start to the race trailer season. The decrease in sales at United was partially offset by an increase in Danzer’s sales of $803 for cargo trailers and $203 for truck bodies, which was due the addition of new customers on the East coast for cargo trailers and a modest increase in orders from the telecommunications industry.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Gross Profit

The gross profit in this segment for the three months ended April 30, 2005 increased by 4.9% to 10.3% of revenues as compared to 5.4% of revenues for the same period in fiscal 2004. The acquisition of Classic in May 2004 contributed to the improvement of the segment’s gross profit by enabling us to add synergistic products to our trailer line product line which, historically, have had higher gross margins than our comparable products. During the three months ended April 30, 2005, additional price increases, ranging from 4% to 6%, were implemented to further pass some of the raw material price increases to our customers, which helped to improve our gross margins.

Loss before taxes and minority interest

For the three months ended April 30, 2005, loss before taxes and minority interest was $506, an improvement of $1,229 when compared to the three months ended April 30, 2004 where the loss before taxes and minority interest was $1,735. The positive trend is primarily due to the acquisition of Classic and our price increases as further described in our gross profit analysis.

Six Months Ended April 30, 2005 Compared to Six Months Ended April 30, 2004

Sales

Net sales in this segment for the six months ended April 30, 2005 increased $4,921 or 23.4% compared to the six months ended April 30, 2004. The increase was primarily due to the acquisition of Classic, which increased our sales for the six months ended April 30, 2005 by $4,736. Sales of United products decreased for the six months ended April 30, 2005 by $1,273, primarily due to the increased sales of the economy line trailers, which sell at a lower price and a slow start to the race trailer season. The decrease in sales at United was partially offset by an increase in Danzer’s sales of $1,315 for cargo trailers and $342 for truck bodies, which was due the addition of new customers on the East coast for cargo trailers and a modest increase in orders from the telecommunications industry.

Gross Profit

The gross profit in this segment for the six months ended April 30, 2005 increased slightly by 2.7% to 8.7% of revenues as compared to 6.0% for the same period in fiscal 2004. The acquisition of Classic in May 2004 contributed to the improvement of the segment’s gross profit by enabling us to add synergistic products to our trailer line product line which, historically, have had higher gross margins than our comparable products. This increase is offset by the cost of plywood and steel, major components of our cargo trailers, which increased significantly during fiscal 2004 and the first quarter of fiscal 2005. Although material cost surcharges were initiated in April 2004 to offset the significant price increases we incurred from our vendors, which somewhat improved our gross margins, we were unable to pass all the cost increases through to our customers during either fiscal 2004 or the first quarter of fiscal 2005. However, during second quarter of fiscal 2005, additional surcharges, ranging from 4% to 6%, were implemented to further pass some of the raw material price increases to our customers, which improved our gross margins.

Loss before taxes and minority interest

For the six months ended April 30, 2005, loss before taxes and minority interest was $2,140, an improvement of $867 when compared to the six months ended April 30, 2004 where the loss before taxes and minority interest was $3,007. The positive trend is primarily due to the acquisition of Classic and our price increases as further described in our gross profit analysis.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Future improvement in this segment will depend on our ability to continue to pass through our raw material cost increases to our customers. We also expect the addition of Classic will continue to improve our gross margin as Classic’s product line historically had higher gross margins than our comparable products. We are also implementing a process to pool all of our related purchasing together for our trailer manufacturing subsidiaries to increase our purchasing power and obtain volume discounts. Refinancing efforts and a related increase in our working capital lines of credit, if they can be obtained, will enable us to take advantage of lost vendor discounts and save one to one and a half percent on our raw material purchases.

BUTYL RUBBER RECLAIMING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Net Sales	$2,858	$2,788	$5,343	$5,315
Cost of Sales	2,929	2,803	5,521	5,307

Gross Profit	$(71)	$(15)	$(178)	$8

Gross Profit %	(2.5)%	(0.5)%	(3.3)%	0.2%

Loss before taxes and minority interest	$(576)	$(571)	$(1,187)	$(988)

Three Months Ended April 30, 2005 Compared To Three Months Ended April 30, 2004

Sales

Net sales in this segment for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 have increased by $70 or 2.5% which is primarily due to price increases. Sales in this segment remain relatively flat due to the limited availability of raw materials; additional increases in sales will depend on finding new sources of butyl inner tubes and developing other natural rubber products. We continue to work with the National FFA Association to implement a reclamation program to increase our resources in the agricultural industries. As noted above, management has been testing other materials including butyl pad scrap as a replacement material with some success. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material. We continue to utilize our fine grind and other processes to increase our ability to process other types of products for our butyl reclaim process as well as other natural rubber products.

Gross Profit

Gross profit as a percentage of sales decreased by 2% for three months ended April 30, 2005 as compared to the three months ended April 30, 2004. The primary reason for this decrease is due to lower production because a major piece of production equipment was taken out of commission for a maintenance overhaul and production was performed on backup equipment which increased our cost to produce material and reduced our throughput efficiency. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time was incurred to ensure delivery of quality product. Our processes require significant amounts of natural gas and electricity, the cost of which increased significantly during the three months ended April 30, 2005. During January 2005, we initiated price increases of 5% to partially offset increasing costs of production and materials.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Loss before taxes and minority interest

For the three months ended April 30, 2005, the loss before taxes and minority interest increased by $5 as compared to the three months ended April 30, 2004 where the loss before taxes and minority interest was $571. The decrease in profitability and negative trend as noted above has been primarily due to the lower production due to inefficiencies in production due to the maintenance of equipment.

Six months Ended April 30, 2005 Compared to Six months Ended April 30, 2004

Sales

Net sales in this segment for the six months ended April 30, 2005 as compared to the six months ended April 30, 2004 have increased by $28 or 0.5%. Sales in this segment remain relatively flat due to the limited availability of raw materials. The same factors as described above will effect our ability to find new sources of raw materials.

Gross Profit

Gross profit as a percentage of sales decreased by 3.5% for six months ended April 30, 2005 as compared to the six months ended April 30, 2004. The primary reason for this decrease is due to lower production because of an electrical fire that closed the plant for seven days in December 2004. In addition, the maintenance of a major piece of production equipment and requirements for significant amounts of natural gas and electricity, each as described in further detail above, effected gross profit.

Loss before taxes and minority interest

For the six months ended April 30, 2005, the loss before taxes and minority interest increased by $199 as compared to the six months ended April 30, 2004 where the loss before taxes and minority interest was $988. The decrease in profitability and negative trend as noted above has been primarily due to the lower production due to the plant fire and inefficiencies in production due to the maintenance of equipment and increases in the prices of natural gas and electricity.

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

COACH LEASING

The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Net Sales	$678	$974	$1,316	$2,014
Cost of Sales	433	528	814	1,115

Gross Profit	$245	$446	$502	$899

Gross Profit %	36.1%	45.8%	38.2%	44.6%

Loss before taxes and minority interest	$(711)	$(421)	$(1,331)	$(823)

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

Sales

Net sales for the three months ended April 30, 2005 decreased by $296 or 30.4% compared to the three months ended April 30, 2004. The decrease in sales relates to a lower utilization of our fleet. Management believes the lower utilization is due to increased market competition in the industry and to a significant decrease in the number of professional acts touring. We also experienced turnover in management which also contributed to the loss of several tours. Utilization of our fleet decreased 18% for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 which had a negative impact on our operations. At this time, we cannot estimate when tours for the entertainment industry will return to previous historical levels. As noted in Part II, Item 1 “Legal Proceedings”, the Company filed a lawsuit in December 2004 against the former owners of Pyramid for violation of their non-compete agreement.

Gross Profit

Gross profit percentage for this segment was 36.1% for the three months ended April 30, 2005 compared to 45.8% for the three months ended April 30, 2004. The decrease is attributable to the same factors as discussed above.

Loss before taxes and minority interest

For the three months ended April 30, 2005, the loss before taxes and minority interest increased $290 from the three months ended April 30, 2004 where the loss before taxes and minority interest was $421. The decrease in profitability and negative trend as noted above has been primarily due to increased market competition and to the significant decrease in the number of professional acts touring. The touring industry in general decreased 30% in fiscal 2004 and the decrease has continued for the three months ended April 30, 2005, which in turn reduced the utilization of our coaches. We also operated a larger fleet than prior years, which increased our depreciation and interest costs.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Six months Ended April 30, 2005 Compared to Six months Ended April 30, 2004

Sales

Net sales for the six months ended April 30, 2005 decreased by $698 or 34.7% compared to the six months ended April 30, 2004. Utilization of our fleet decreased 18% for the six months ended April 30, 2005 as compared to the six months ended April 30, 2004 which had a negative impact on our operations. The same factors addressed above effected sales in this period.

Gross Profit

Gross profit percentage for this segment was 38.2% for the six months ended April 30, 2005 compared to 44.6% for the six months ended April 30, 2004. The decrease is attributable primarily to the increase of costs for maintaining a larger fleet while revenues per coach have decreased. In addition, some of our increased costs as a percentage of revenue were offset by the mix of utilization of the coaches owned in our fleet and the need to sublease additional buses from third parties to meet demand. Coaches which we must sublease from third parties are typically leased to our customers at lower gross margins for us. As demand has decreased, our need for third party coaches has also decreased. In November 2004 we sold two of our older coaches at no material gain or loss. In February 2005, we sold an additional coach at no material gain or loss. We also plan to sell two other older coaches in the last half of fiscal 2005 pursuant to the terms of the amended forbearance agreement with Old National Bank. The sale of our older coaches is expected to reduce our fleet maintenance expenses as the older coaches require a higher level of maintenance. This segment was also negatively affected by the turnover in management. During the six months ended April 30, 2005, certain improprieties were revealed on behalf of the segment management. The total estimated loss is approximately $165,000. Collection of this loss is not known at this time and no accounts receivable has been recorded.

Loss before taxes and minority interest

The Company’s loss before taxes and minority interest increased $508 for the six months ended April 30, 2005 compared to the six months ended April 30, 2004 where the loss before taxes and minority interest was $823. The decrease in profitability and negative trend as noted above has been primarily due to increased market competition and to the significant decrease in the number of professional acts touring. The touring industry in general decreased 30% in fiscal 2004 and the decrease has continued for the six months ended April 30, 2005, which in turn reduced the utilization of our coaches. We also operated a larger fleet than prior years, which increased our depreciation and interest costs.

Looking ahead, segment sales, gross profits and segment profitability in fiscal 2005 will depend on the industry market conditions and a continued effort to upgrade the management of this segment. We are continually working to improve our utilization of our owned coaches to increase our revenues and minimize additional costs from leasing third party buses. In addition, we continue to explore other non-traditional uses for our coaches to improve the utilization and therefore increase our cash flow and working capital in this segment. We are also evaluating our coaches and as noted above selling the older coaches in our fleet to reduce our costs.

Selling, General And Administrative (SG&A) Expenses

The Company’s SG&A expenses decreased $377 or 12.5% for the three months ended April 30, 2005 compared to the three months ended April 30, 2004 primarily due to the decrease in professional fees and other expenses related to the unsuccessful exchange offer for Net Perceptions, Inc. during the period ended April 30, 2004 of $577, a decrease in other general and administrative expenses, offset by the inclusion of Classic with SG&A of $248. The Company’s SG&A expenses increased $14 or 0.3% for the six months ended April 30, 2005 compared to the six months ended April 30, 2004 primarily due to the inclusion of Classic with SG&A of $478, an increase in compensation and other general and administrative expenses, offset by the decrease in professional fees as discussed above.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

INTEREST EXPENSE

Interest expense for the three months ended April 30, 2005 as a percentage of average debt borrowings of $50,364 was 2.5% (10.0% on an annual basis). Interest expense for the three months ended April 30, 2004 as a percentage of average debt borrowings of $41,960 was 2.3% (9.4% on an annual basis). The increase is primarily due to additional borrowings from Fair Holdings at higher interest rates. Interest expense for the six months ended April 30, 2005 as a percentage of average debt borrowings of $49,227 was 5.0% (10.0% on an annual basis). Interest expense for the six months ended April 30, 2004 as a percentage of average debt borrowings of $41,663 was 4.7% (9.4% on an annual basis). The increase is primarily due to additional borrowings from Fair Holdings at higher interest rates.

INCOME TAX PROVISION

Income tax expense for the three months ended April 30, 2005 and 2004 was $18 and none, respectively. Income tax expense for the six months ended April 30, 2005 and 2004 was $36 and none, respectively. There was no federal income tax benefit recorded for the three or six months ended April 30, 2005 and 2004. Income tax benefits are created primarily through NOL carry forwards recognized to the extent they are available to offset the Company’s net deferred tax liability. Operating losses during the three and six months ended April 30, 2005 have been reserved with a valuation allowance. Any quarterly tax benefits are based on the estimated effective tax rate for the full year.

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

We are continuing to address our liquidity and working capital issues through various means including operational changes and financing matters which are discussed below. During fiscal 2005, we expect to refinance current debt of $10,250 on a long-term basis. We also expect to generate approximately $5,200 in cash from operations which will be used to satisfy current obligations. Any potential cash shortage is expected to be supported through our existing lines of credit and other agreements with Fair Holdings. In addition, Fair Holdings has informally indicated that it would make available additional financial support if necessary, although we currently do not have any commitment for such support.

WORKING CAPITAL

Our businesses are working capital intensive and require funding for purchases of production inventory, capital expenditures and expansion and upgrading of facilities. Each of our subsidiaries has a separate revolving credit agreement and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations. Our consolidated working capital position (current assets over current liabilities) was negative at April 30, 2005 by $8,020. For the fiscal year ended October 31, 2004 our working capital position was negative by $10,504. The increase in working capital is primarily attributable to the pay down of the Company’s debt during the six-month period ended April 30, 2005. We are currently working to refinance loans for United in the amount of $1,950, Obsidian Leasing in the amount of $3,200 and U.S. Rubber in the amount of $5,100, as noted in further detail below. The successful refinancing of these obligations will improve our working capital to a positive position upon completion.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

We continue to address liquidity and working capital issues in a number of ways. At April 30, 2005, net cash used in continuing operations was $3,942 compared to $929 at October 31, 2004. The use of cash and working capital was primarily related to funding operating losses and business seasonality. For fiscal 2005, we expect our operations to begin to generate positive cash and expect to increase our overall working capital through improved operations as follows:

>>
We secured a financial commitment from Fair Holdings to provide, additional borrowings under a $15,000 line of credit agreement, which expires on January 1, 2007. Approximately $4,656 is currently available to us under the agreement.

>>
United, U.S. Rubber, and Pyramid traditionally had borrowing agreements with Obsidian Enterprises which was funded using Obsidian Enterprises’ agreement with Fair Holdings discussed above. During the quarter ended April 30, 2005, these agreements were redocumented between Fair Holdings and United, U.S. Rubber, and Pyramid which allowed for borrowings up to $3,000, $3,700, and $750, respectively, and expire on April 15, 2012. Approximate availability under these agreements are $817, $267, and $170, respectively.

>>
United’s existing line of credit and term loan with First Indiana has matured and the Company is currently in negotiations with a new lender to replace these loans. The Company has received a commitment letter from the new lender and management expects to complete the refinancing of this debt in the third quarter of fiscal 2005. Under the terms of the new commitment, the maximum borrowing availability will increase by $3,550. Upon completions of this refinancing, United’s working capital will improve by approximately $8,100, as that amount of the debt will be reclassified from current to long-term, less the current portion.

>>
In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,165. The Company obtained a forbearance agreement with Old National Bank, which expired April 30, 2005, and is in the process of negotiating an amendment to the forbearance agreement which would extend the expiration date for 90 days, increase the interest rate on the outstanding balance to 15% and require that Obsidian Leasing sell additional coaches. Management is actively working to refinance this debt with other banks in the last half of fiscal 2005. Additionally, in November 2004, management sold two older coaches, reducing Obsidian Leasing’s debt by $209. Management is also in negotiations to sell two additional coaches, which will further reduce debt by an estimated $224.

>>
US Rubber has a balloon payment on its debt which will be due October 24, 2005, which is our fourth fiscal quarter. We are in the initial stages of preparing to negotiate and refinance this debt prior to October 2005.

>>	Classic received an amendment to its credit facility to temporarily increase the borrowing base on its line of credit by $250 through April 2005.

>>	We are actively working to restructure or refinance our high interest rate debt on more favorable terms. Approximately $20,100 of our debt bears interest from rates ranging from 10% to 15%.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

>>
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

>>
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

>>
We continue to look for ways to strengthen our liquidity, equity and working capital through ongoing evaluations of merger and acquisition candidates and other recapitalization methods. In 2004 we purchased Classic, which provided positive cash from operations, additional working capital and additional liquidity under its line of credit.

Management believes the steps taken to improve operations will positively impact our liquidity and working capital for fiscal 2005. However, success is dependent on our ability to restore gross profits and capitalize on new markets in the trailer and related transportation manufacturing segment, obtain consistent material supply in the butyl rubber reclaiming segment and restore our market share in the coach leasing segment. Moreover, improvement in our liquidity and working capital position is substantially dependent upon our ability to successfully refinance approximately $10,250 of debt at United, Obsidian Leasing, and U.S. Rubber. Failure to complete the refinancing on a timely basis could have a material adverse effect on our liquidity and working capital position and could impair the ability of our subsidiaries to continue operations.

FINANCIAL COVENANT WAIVERS

Significant financial covenants in our credit agreements include the maintenance of minimum financial ratios, such as levels of earnings to funded debt and fixed charge coverage ratios. We did not meet requirements and covenants in certain debt agreements.

At April 30, 2005, United did not meet certain financial covenants relating to minimum levels of EBITDA and fixed charge coverage ratios in its agreements with Huntington Capital Investment Company. Huntington Capital Investment Company waived its covenant violations as of April 30, 2005. The amount is classified as current upon completion of an amendment to cure future violations. United’s existing line of credit and term loan with First Indiana has matured and the Company is currently working with the bank on a short-term extension until a refinancing is completed. The Company is in negotiations with a new lender to replace these loans. Management expects to complete the refinancing of this debt in the third quarter of fiscal 2005. During the six months ended April 30, 2005, the Company paid down the line of credit by $2,050 and the maximum availability was reduced to $1,950. The total amount of this debt is classified as current.

In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,165. The Company obtained a forbearance agreement with Old National Bank, which expired April 30, 2005, and is in the process of negotiating an amendment to the forbearance agreement which would extend the expiration date for 90 days, increase the interest rate on the outstanding balance to 15% and require that Obsidian Leasing sell additional coaches. Management is actively working to refinance this debt with other banks in the last half of fiscal 2005.

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

FUNDS AVAILABILITY

On a consolidated basis, as of April 30, 2005, the Company had approximately $548 of cash and cash equivalents. Danzer Industries, U.S. Rubber, United, Obsidian Enterprises and Classic each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At April 30, 2005, additional current availability under these credit lines and maximum availability if supported by their individual borrowing base are:

Company	Current Availability	Maximum Availability

Danzer Industries(1)	$305	$305
U.S. Rubber(1)	267	1734
United(1)	817	817
Obsidian Enterprises(1)	4,656	4,656
Classic Manufacturing	237	237
Pyramid(1)	170	170

(1)  Additional borrowings through Fair Holdings, a Related Party, under existing lines of credit.

The Company incurred negative net cash flow of $3,942 from operations during the six months ended April 30, 2005. Cash used in operations during the six month period ended April 30, 2005 is primarily due to operating losses and increases in inventories offset by increases in accounts payable. The Company has increased inventories during the first half of fiscal 2005 primarily in the trailer and related transportation equipment manufacturing segment. The first half of the year is historically the lowest volume period in this segment due to seasonality of this business. Inventories were increased during this period to provide an increase in the Company’s ability to deliver orders during the third quarter when sales have historically been higher than in the first half of the fiscal year. Funding during the quarter was provided through borrowings on lines of credit and from related parties.

We have commercial commitments as described below:

Commercial Commitments	Total Amount Committed	Outstanding at April 30, 2005	Date of Expiration

Line of credit, related party	$3,000	$2,695	April 1, 2006
Line of credit	1,950	1,950	February 28, 2005(1)
Line of credit	4,000	2,533	October 1, 2005
Line of credit, related party	15,000	4,656	January 1, 2007
Line of credit	1,000	763	May 1, 2006
Line of credit, related party	3,000	817	April 15, 2012
Line of credit, related party	3,700	267	April 15, 2012
Line of credit, related party	750	170	April 15, 2012

(1)  The bank extended the maturity date of the line of credit to February 28, 2005 and continues to work with the Company on a short term extension. United has obtained a commitment letter and is in negotiations with another lender to refinance its line of credit and term loan. Management expects to complete the refinancing of this debt during the third quarter of fiscal 2005.

Our net cash used in continuing operations for the six months ended April 30, 2005 was $3,942. This is comprised of a loss from continuing operations of $5,193, offset by noncash depreciation and amortization of $1,689, increases in inventories of $1,240, accounts receivable of $9, other assets of $514, accrued expenses of $75 and accounts payable of $1,048 and decreases in customer deposits of $27. In addition, we had minority interest of $42, and accretion of interest of $186.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Net cash flow provided from financing activities for the six months ended April 30, 2005 was $4,304. This is comprised of borrowings of long-term debt of $3,138 and related parties of $2,903, offset by repayments on lines of credit of $1,737.

Cash flow was used in investing activities for the six months ended April 30, 2005 of $502. This is comprised of purchases of equipment of $929 offset by proceeds from the sale of equipment of $427.

The total decrease in cash is summarized as follows:

	Six Months Ended
	April 30, 2005	April 30, 2004
Net cash used in operations	$(3,942)	$(1,501)
Net cash used in investing activities	(502)	(567)
Net cash provided by financing activities	4,304	1,481

Increase (Decrease) in cash and cash equivalents	$(140)	$(587)

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during fiscal 2002 of a customer resulted in a bad debt charge of $379. However, we believe our reserve for doubtful accounts of $715 should be adequate for any exposure to loss in our April 30, 2005 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $277 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. Property and equipment are reviewed for impairment when events and circumstances indicate impairment factors may be present. During fiscal 2004, certain equipment became idle due to the realignment of the plant at U.S. Rubber. The equipment will be used in the future for replacement of existing equipment as needed. Due to the uniqueness of the equipment and the high cost to buy new similar pieces, the net book value of $353 was transferred to other assets under idle equipment and is subject to impairment valuation. Accordingly, we continue to analyze the Danzer and US Rubber assets for impairment in conjunction with our analysis of the continuing operations of these facilities. In assessing the recoverability of our property and equipment, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations. As of April 30, 2005 we determined there is no impairment of our property and equipment.

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

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

In conjunction with financing of the acquisition of United, the Company issued 154,482 shares of common stock to Huntington Capital Investment Corporation (“Huntington”). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company’s stock will result in a corresponding increase to this repurchase requirement. Accordingly, a substantial increase in stock price at the repurchase date may have an adverse impact on the Company’s liquidity. At April 30, 2005, the Company violated certain financial covenants and did not meet its EBITDA and fixed charge coverage ratios defined in the subordinated debt agreement with Huntington. The Company received a waiver of these violations as of April 30, 2005.

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

4.
The prices of the raw materials we utilize are subject to fluctuation, as occurred in fiscal 2004 and the three and six months ended April 30, 2005. We may not be able to pass along any or all of these increases to our customers. As a result, increases in the price of raw materials may decrease the profit margin from sales of our products.

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to interest rate changes. Approximately 60% of our primary debt at April 30, 2005 bore interest at a variable rate. An interest rate increase of one percentage point would increase our interest expense over a one-year period by approximately $224,000 at current debt levels.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on April 30, 2005 in providing reasonable assurance that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at April 30, 2005 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. In fiscal 2004 the Company hired two additional employees to join the accounting staff and is evaluating how best to utilize the time of these new employees. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Finally, as discussed below, the Company believes that the implementation of its new accounting system has enhanced the segregation of duties of accounting personnel, although management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

In fiscal 2004, the Company implemented an enterprise wide, integrated accounting system that replaced the separate accounting systems previously maintained by the several subsidiaries and since that date has implemented an enhanced segregation of duties of various accounting personnel. There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the April 30, 2005 evaluation.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,165. The Company is in the process of negotiating a forbearance agreement with Old National Bank, and management is actively working to refinance this debt with other banks in the last half of fiscal 2005. Should refinancing or an extension of the current agreement not be obtained by the expiration date of the forbearance agreement, the debt will be repaid through current sources of availability including borrowings under the Company’s line of credit and agreements with Fair Holdings. In addition, Fair Holdings has informally indicated that it would make available additional financial support if necessary, although we currently do not have any commitment for such support. Additionally, in November 2004, management sold two older coaches, reducing Obsidian Leasing’s debt by $209. Management is also in negotiations to sell two additional coaches, which will further reduce debt by an estimated $224.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of fiscal 2005.

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

June 14, 2005 Date	OBSIDIAN ENTERPRISES, INC. By: /s/ Timothy S. Durham Timothy S. Durham, Chairman and Chief Executive Officer

June 14, 2005 Date	By: /s/ Rick D. Snow Rick D. Snow, Executive Vice President/Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003

3.2	By-laws	Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10K for the Year Ended October 31, 2002

31.1	Sarbanes-Oxley Act Section 302 Certification	Attached - CE

31.2	Sarbanes-Oxley Act Section 302 Certification	Attached - CE

32	Sarbanes-Oxley Act Section 906 Certification	Attached - CE

10.1	Third Amended Promissory Note (Line of Credit) by and between Obsidian Leasing Company, Inc. and Fair Holdings, Inc. dated March 31, 2005	Attached - CE

10.2	Credit Agreement by and between U.S. Rubber Reclaiming, Inc. and Fair Holdings, Inc. dated April 15, 2005	Attached - CE

10.3	Security Agreement by and between U.S. Rubber Reclaiming, Inc. and Fair Holdings, Inc. dated April 15, 2005	Attached - CE

10.4	Revolving Note by and between U.S. Rubber Reclaiming, Inc. and Fair Holdings, Inc. dated April 15, 2005	Attached - CE

10.5	Credit Agreement by and between United Expressline, Inc. and Fair Holdings dated April 15, 2005	Attached - CE

10.6	Security Agreement by and between United Expressline, Inc. and Fair Holdings, Inc. dated April 15, 2005	Attached - CE

10.7	Revolving Note by and between United Expressline, Inc. and Fair Holdings, Inc. dated April 15, 2005	Attached - CE

10.8	Credit Agreement by and between Pyramid Coach, Inc. and Fair Holdings, Inc. dated April 15, 2005	Attached - CE

10.9	Security Agreement by and between Pyramid Coach, Inc. and Fair Holdings, Inc. dated April 15, 2005	Attached - CE

10.10	Revolving Note by and between Pyramid Coach, Inc. and Fair Holdings, Inc. dated April 15, 2005	Attached - CE

10.11
Forbearance Agreement by and between Old National Bank, Obsidian Leasing Company, Inc., Obsidian Enterprises, Inc., Pyramid Coach, Inc., Timothy S. Durham, Terry Whitesell and Julia Whitesell effective as of December 1, 2004
Attached - CE