Form 10-Q
period 2005-07-31
OBSIDIAN ENTERPRISES INC
filed 2005-09-19
CIK 825521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005; OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________________ TO ___________________________

0-17430

Commission File Number

OBSIDIAN ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization)	35-2154335 (I.R.S. Employer Identification No.)

111 MONUMENT CIRCLE, SUITE 4800 INDIANAPOLIS, INDIANA (Address of principal executive offices)	46204 (Zip code)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.0001 par value	Outstanding at September 16, 2005 3,109,333 shares

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

INDEX

PAGE(S)

PART I — FINANCIAL INFORMATION:

Item 1 — Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets — July 31, 2005 and October 31, 2004	3

Condensed Consolidated Statements of Operations	5
Three and Nine Months Ended July 31, 2005 and 2004

Condensed Consolidated Statement of Changes of Stockholders' Deficit
And Comprehensive Loss	6

Condensed Consolidated Statements of Cash Flows	7
Nine Months Ended July 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements	9

Item 2 — Management's Discussion and Analysis of Financial Condition
and Results of Operations	23

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	37

Item 4 — Controls and Procedures	37

PART II — OTHER INFORMATION:

Item 1 — Legal Proceedings	39

Item 3 — Defaults Upon Senior Securities	39

Item 6 — Exhibits	39

Part I — Financial Information

Item 1.    Financial Statements

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 31, 2005	October 31, 2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$798	$688
Marketable securities	93	74
Accounts receivable, net of allowance for doubtful accounts
of $734 for 2005 and $494 for 2004	5,124	5,190
Accounts receivable, related parties (Note 8)	90	71
Inventories, net (Note 2)	10,693	8,971
Prepaid expenses and other assets	690	600
Deferred income tax assets	640	635

Total current assets	18,128	16,229

Property, plant and equipment, net	22,543	23,730

Other assets:
Intangible assets:
Goodwill not subject to amortization	7,055	7,055
Noncompete agreements, less accumulated amortization of $1,027
for 2005 and $783 for 2004	627	871
Trade name and customer relations, less accumulated amortization
of $478 for 2005 and $390 for 2004	803	891
Deferred debt costs, less accumulated amortization of $379 for 2005
and $289 for 2004	312	277
Idle equipment	353	353
Other	43	13

	$49,864	$49,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 31, 2005	October 31, 2004
	(unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
Current portion of long-term debt	$9,986	$18,383
Accounts payable, trade	5,384	5,242
Accounts payable, related parties (Note 8)	2,183	1,268
Accrued compensation	907	830
Accrued expenses and customer deposits	1,260	1,010

Total current liabilities	19,720	26,733

Accounts payable, related parties	556	556

Long-term debt, net of current portion	14,756	8,547

Long-term debt, related parties (Note 8)	28,934	20,299

Deferred income tax liabilities	941	936

Commitments and contingencies:

Minority interest	175	244

Redeemable stock:
Common stock, 324,933 shares outstanding for 2005 and 2004	1,344	1,567

Stockholders' equity (deficit):
Common stock, par value $.0001 per share; 10,000,000 shares authorized;
3,109,333 in 2005 and 2004	1	1
Additional paid-in capital	13,538	13,315
Accumulated other comprehensive loss	(21)	(40)
Accumulated deficit	(30,080)	(22,739)

Total stockholders' deficit	(16,562)	(9,463)

	$49,864	$49,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

Net sales	$17,591	$18,227	$50,180	$46,578

Cost of sales	16,104	15,418	46,103	41,602

Gross profit	1,487	2,809	4,077	4,976

Selling, general and administrative expenses	2,360	2,307	7,738	7,666

Income (loss) from operations	(873)	502	(3,661)	(2,690)

Other income (expense):
Interest expense, net	(1,303)	(1,187)	(3,756)	(3,138)
Other income	19	16	61	41

Loss before income taxes	(2,157)	(669)	(7,356)	(5,787)

Income tax expense	(18)	(17)	(54)	(17)

Loss before minority interest	(2,175)	(686)	(7,410)	(5,804)

Minority interest	28	(9)	69	(33)

Net loss	$(2,147)	$(695)	$(7,341)	$(5,837)

Basic and diluted loss per share
attributable to common shareholders from
continuing operations:	$(0.69)	$(0.13)	$(2.36)	(2.45)

Weighted average common shares outstanding
basic and diluted	3,109,333	3,109,333	3,109,333	1,922,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
(dollars in thousands)
(unaudited)

	Comprehensive Loss	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance at October 31, 2004		3,109,333	$ 1	$13,315	$(40)	$(22,739)	$(9,463)
Gain on available-for-sale marketable securities	$19				19		19
Fair value adjustment on redeemable Preferred Stock				223			223
Net loss	(7,341)					(7,341)	(7,341)

Total comprehensive loss	(7,322)

Balance at July 31, 2005		3,109,333	$ 1	$13,538	$(21)	$(30,080)	$(16,562)

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	July 31, 2005	July 31, 2004

Cash flow from operating activities:
Loss from continuing operations	$(7,341)	$(5,837)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
Depreciation and amortization	2,615	2,386
Other	310	290
Changes in operating assets and liabilities:
Accounts receivable, net	66	(149)
Inventories, net	(1,722)	(1,026)
Other, net	222	1,807

Net cash used in operating activities	(5,850)	(2,529)

Cash flows from investing activities:
Purchase of Classic Manufacturing, net of cash acquired	—	(2,063)
Capital expenditures	(1,538)	(944)
Proceeds from sale of equipment	442	60

Net cash used in investing activities	(1,096)	(2,947)

Cash flows from financing activities:
Advances from (repayments to) related parties, net	(893)	1,167
Net repayments on lines of credit	(223)	(658)
Proceeds on debt for the purchase of Classic Manufacturing	—	1,937
Borrowings on long-term debt, including related parties	8,172	2,340

Net cash provided by financing activities	7,056	4,786

Increase (decrease) in cash and cash equivalents	110	(690)

Cash and cash equivalents, beginning of period	688	1,148

Cash and cash equivalents, end of period	$798	$458

Interest paid	$1,983	$1,232

Taxes paid	$55	$57

The accompanying notes are an integral part of the condensed consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	July 31, 2005	July 31, 2004
Supplemental disclosure of noncash operating, investing and financing activities:
Fair value change on redeemable preferred stock	$223	$1,094
Assignment and assumption of redeemable preferred stock	$—	$337
Issuance of redeemable stock in conjunction with the acquisition of Classic	$—	$1,250

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

The resulting entities, considered accounting subsidiaries of U.S. Rubber (the accounting acquirer) and legal subsidiaries of Obsidian Enterprises (formerly Danzer) after the reorganization are as follows:

Butyl-Rubber Reclaiming

»	U.S. Rubber Reclaiming, Inc. which is engaged in reclaiming scrap butyl rubber into butyl reclaim for resale to manufacturers of rubber products.

Coach Leasing

»
Pyramid Coach, Inc. (“Pyramid”), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The coach leasing segment also includes the assets, liabilities, equity and results of operations of DW Leasing, LLC (“DW Leasing”), formed December 1, 2002, Obsidian Leasing Company, Inc. (“Obsidian Leasing”), formed November 1, 2001, and DC Investments Leasing, LLC (“DC Investments Leasing”), formed December 13, 2002. DW Leasing and DC Investments Leasing are controlled by individuals who are also controlling shareholders of Obsidian Enterprises and, accordingly, Pyramid. In addition, these entities meet the requirements for consolidation under FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. DW Leasing, Obsidian Leasing and DC Investments Leasing also own the majority of the coaches operated by Pyramid. All intercompany transactions are eliminated in consolidation.

Trailer Manufacturing

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

The accompanying financial data for the three months ended July 31, 2005 and 2004 and for the nine months ended July 31, 2005 and 2004 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The October 31, 2004 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the period ended October 31, 2004. The Company follows the same accounting policies in preparation of interim reports.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of July 31, 2005 and results of operations, cash flows and stockholders’ deficit for the three and nine months ended July 31, 2005 have been made. The results of operations for the three and nine months ended July 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

BASIS OF PRESENTATION:
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the period since June 2001, Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. Historically, losses and certain third-party debt repayments have been financed through loans from DC Investments and its subsidiary Fair Holdings, Inc. (“Fair Holdings”), entities controlled by the Company’s Chairman, on terms that may not have been available from other sources. As of July 31, 2005, total debt outstanding to DC Investments and Fair Holdings was $28,934.

In view of these matters, realization of assets and satisfaction of liabilities in the ordinary course of business are dependent on the Company’s ability to generate sufficient cash flow to satisfy its obligations on a timely basis, maintain compliance with its financing agreements and continue to receive financing support from Fair Holdings to provide liquidity if needed.

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

>>
Obsidian Enterprises has secured a financial commitment from Fair Holdings to provide additional borrowings under a $15,000 line of credit agreement, which expires on January 1, 2007. Approximately $2,833 is currently available under the agreement.

>>
United, U.S. Rubber, and Pyramid traditionally had borrowing agreements with Obsidian Enterprises which was funded using Obsidian Enterprises’ agreement with Fair Holdings discussed above. During the quarter ended April 30, 2005, these agreements were redocumented between Fair Holdings and United, U.S. Rubber, and Pyramid which allowed for borrowings up to $3,000, $3,700, and $750, respectively, and expire on April 15, 2012. Approximate availability under these agreements is $839, $127, and $142, respectively.

>>
United’s line of credit and term loan with First Indiana matured during the fiscal year and the Company refinanced its line and term loan with LaSalle Business Credit, LLC (“LaSalle”) in July 2005. Under the revolving loan with LaSalle, United can borrow up to 85% of the value of its eligible accounts, plus up to 60% of its eligible raw materials and finished goods up to $3,000, plus up to 25% of its eligible work in process up to $150, less reserves of up to $75; provided that the loan does not exceed $5,000. The revolving loan matures in July 2008. United also entered into a term loan with LaSalle for $500 which matures in July 2013. Amount available as of July 31, 2005 under the revolving loan is $868.

>>
In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,062. The Company obtained a forbearance agreement with Old National Bank, which expired August 31, 2005, and is in the process of negotiating an amendment to the forbearance agreement which would extend the expiration date for 90 days, increase the interest rate on the outstanding balance to 15% and require that Obsidian Leasing sell additional coaches. Management is actively working to refinance this debt with other banks in the last quarter of fiscal 2005. Additionally, in November 2004, management sold two older coaches, reducing Obsidian Leasing’s debt by $209.

>>
U.S. Rubber has a balloon payment on its debt which will be due October 24, 2005. The amount outstanding on this debt as of July 31, 2005 is $5,057. Management is in the initial stages of negotiating and refinancing this debt prior to October 2005.

>>
Management is actively working to restructure or refinance portions of its high interest rate debt on more favorable terms. Approximately $21,395 of our consolidated debt bears interest from rates ranging from 10% to 15%.

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

>>
Cost reduction and other initiatives are being put in place at various Obsidian subsidiaries including the use of alternative materials and additional discounts through volume purchasing by pooling purchasing power from all affiliated companies. Any additional increases in raw material costs are expected to be passed through to customers through price increases to the extent that the market will allow.

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

In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. Statement No. 154 requires retrospective application to prior periods’ financial statement of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, Statement No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be account for as a change in accounting estimate effected by a change in accounting principle. Statement No. 154 is effective beginning after December 15, 2005. Adoption of this statement is not expected to materially impact the Company’s results of operations or financial position.

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

The Company has a note payable agreement which is convertible by the holder to common stock totaling 100,000 shares at a conversion rate of $5.00 per share. However, because the Company incurred a loss for the periods ended July 31, 2005 and 2004, respectively, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect.

Our Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of our common stock, were convertible into common stock at rates of .40-to-1 and 3.50-to-1, respectively. Following the effective date of the 50–to-1 reverse split of the common stock, on February 18, 2004, these shares were converted to common stock, and such shares are included in the weighted average common shares outstanding from the date of conversion. There were no shares of preferred stock outstanding as of July 31, 2005.

Basic and diluted loss per share have been computed as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

Loss before discontinued operations	$(2,147)	$(695)	$(7,341)	$(5,837)
Change in fair value of mandatory
redeemable preferred stock	13	298	19	1,094

Net loss attributable to common
shareholders	$(2,134)	$(397)	$(7,322)	$(4,743)

Weighted average common and common
equivalent shares outstanding, basic
and diluted	3,109,333	3,109,333	3,109,333	1,922,908

Net loss per share, basic and diluted,
attributable to common shareholders
from continuing operations:	$(0.69)	$(0.13)	$(2.36)	$(2.47)

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

STOCK OPTIONS
The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s basic and diluted net loss per share would remain the same. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options issued for the three and nine months ended July 31, 2005 and 2004. During fiscal 2004, certain options were extended. Their effect on pro forma net income was immaterial.

2.	INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

	July 31, 2005	October 31, 2004

Raw materials	$6,673	$5,346
Work-in-process	907	611
Finished goods	3,387	3,236
Valuation reserve	(274)	(222)

Total	$10,693	$8,971

3.	FINANCING ARRANGEMENTS

UNITED
United’s line of credit and term loan with First Indiana matured during the fiscal year and the Company refinanced its line and term loan with LaSalle Business Credit, LLC (“LaSalle”) in July 2005. Under the revolving loan with LaSalle, United can borrow up to 85% of the value of its eligible accounts, plus up to 60% of its eligible raw materials and finished goods up to $3,000, plus up to 25% of its eligible work in process up to $150, less reserves of up to $75; provided that the loan does not exceed $5,000. The revolving loan matures in July 2008. United also entered into a term loan with LaSalle for $500 which matures in July 2013. Amount available as of July 31, 2005 under the revolving loan is $868.

OBSIDIAN LEASING
The Company obtained a forbearance agreement with Old National Bank, which expired August 31, 2005, and is in the process of negotiating an amendment to the forbearance agreement which would extend the expiration date for 90 days, increase the interest rate on the outstanding balance to 15% and require that Obsidian Leasing sell additional coaches. The total related debt of $3,062 is classified as current. Management is currently exploring options with regard to refinancing the outstanding debt. Should refinancing or an extension of the current agreement not be obtained by the expiration date of the forbearance agreement, the debt will be repaid through current sources of availability including borrowings under the Company’s line of credit and agreements with Fair Holdings. In March 2005, the line of credit with Fair Holdings was amended to increase the limit to $1,000. In addition, Fair Holdings has informally indicated that it would make available additional financial support if necessary, although we currently do not have any commitment for such support.

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

As discussed in Note 1, DW Leasing and DC Investments Leasing, entities controlled by the Company’s Chairman are included in consolidated financial statements and are subject to the provisions of FIN No. 46. Historically, these entities generated negative operating results and the operating model did not anticipate income in excess of losses previously recognized in the consolidated financial statements. During the nine month period ended July 31, 2005, DC Investments Leasing reported negative operating results. As a result, minority interest related to the loss of DC Investments Leasing in the amount of $69 has been recorded as a benefit in the July 31, 2005 statement of operations and has been recognized on the balance sheet. Future operating results of DC Investments Leasing, if positive or negative, will continue to be charged to minority interest. In addition, should DW Leasing generate future income in excess of previously recognized losses, such amounts would be charged to minority interest in the consolidated statement of operations and recognized as minority interest on the consolidated balance sheet. During the quarter ended and the nine months ended July 31, 2005, DW Leasing recorded income of $6 and a loss of $24, respectively. As of July 31, 2005, accumulated losses of DW Leasing recognized in consolidated statements of operations exceeded income by approximately $386.

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

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing (trailer manufacturing); coach leasing; and butyl rubber reclaiming. All sales are in North and South America primarily in the United States, Canada and Brazil. Selected information by segment follows:

	Three Months Ended July 31, 2005
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$12,478	$870	$2,346	$15,694	$—	$15,694
Foreign	1,443	—	454	1,897	—	1,897

Total	$13,921	$870	$2,800	$17,591	$—	$17,591

Cost of goods sold	$12,600	$537	$2,967	$16,104	$—	$16,104

Loss before taxes and
minority interest	$(753)	$(471)	$(656)	$(1,880)	$(277)	$(2,157)

Identifiable assets	$24,679	$13,390	$11,285	$49,354	$510	$49,864

Depreciation and
amortization expense	$249	$195	$445	$889	$37	$926

Interest expense	$497	$347	$182	$1,026	$277	$1,303

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

7.	BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

	Three Months Ended July 31, 2004
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$12,570	$1,713	$2,513	$16,796	$—	$16,796
Foreign	1,265	—	166	1,431	—	1,431

Total	$13,835	$1,713	$2,679	$18,227	$—	$18,227

Cost of goods sold	$12,012	$928	$2,478	$15,418	$—	$15,418

Loss before taxes and
minority interest	$(84)	$(160)	$(215)	$(459)	$(210)	$(669)

Identifiable assets	$24,451	$13,858	$9,989	$48,298	$927	$49,225

Depreciation and
amortization expense	$195	$233	$322	$750	$34	$784

Interest expense	$420	$434	$123	$977	$210	$1,187

	Nine Months Ended July 31, 2005
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$35,661	$2,186	$7,158	$45,005	$—	$45,005
Foreign	4,190	—	985	5,175	—	5,175

Total	$39,851	$2,186	$8,143	$50,180	$—	$50,180

Cost of goods sold	$36,263	$1,351	$8,489	$46,103	$—	$46,103

Loss before taxes and
minority interest	$(2,888)	$(1,809)	$(1,841)	$(6,538)	$(818)	$(7,356)

Identifiable assets	$24,679	$13,390	$11,285	$49,354	$510	$49,864

Depreciation and
amortization expense	$744	$590	$1,169	$2,503	$112	$2,615

Interest expense	$1,403	$1,022	$513	$2,938	$818	$3,756

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

7.	BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA, CONTINUED

	Nine Months Ended July 31, 2004
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$31,425	$3,727	$6,985	$42,137	$—	$42,137
Foreign	3,413	—	1,028	4,441	—	4,441

Total	$34,838	$3,727	$8,013	$46,578	$—	$46,578

Cost of goods sold	$31,757	$2,043	$7,802	$41,602	$—	$41,602

Loss before taxes and
minority interest	$(3,101)	$(994)	$(1,193)	$(5,288)	$(499)	$(5,787)

Identifiable assets	$24,451	$13,858	$9,989	$48,298	$927	$49,225

Depreciation and
amortization expense	$550	$673	$1,027	$2,250	$136	$2,386

Interest expense	$1,238	$1,036	$365	$2,639	$499	$3,138

Obsidian Enterprises, Inc. (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales. For the three and nine months ended July 31, 2005 and 2004, allocated corporate expenses by segment were as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

Trailer manufacturing	$389	$366	$1,577	$1,656
Coach leasing	34	57	136	256
Butyl rubber reclaiming	79	84	322	381

	$502	$507	$2,035	$2,293

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and share data)
(unaudited)

8.	RELATED PARTIES

The Company makes advances, receives loans and conducts other business transactions with affiliates resulting in the following amounts for the periods ended:

	July 31, 2005	October 31, 2004
Balance sheet:
Current assets:
Accounts receivable, Obsidian Capital Company(2)	$8	$8
Accounts receivable, stockholders	5	11
Accounts receivable, other affiliated entities	77	52

Total assets	$90	$71

Current liabilities:
Accounts payable, Obsidian Capital Company(2)	$35	$35
Accounts payable, stockholders	3	3
Accounts payable, DC Investments and Fair Holdings(2)	2,008	1,181
Accounts payable, other affiliated entities	137	49
Long-term portion:
Accounts payable, Obsidian Capital Company(2)	240	240
Accounts payable, stockholders	316	316
Notes payable, DC Investments(2)	700	700
Notes payable, Fair Holdings(2)	9,724	8,784
Line of credit, Fair Holdings(2)	18,510	10,815

Total liabilities	$31,673	$22,123

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

Statement of operations:
Interest expense, DC Investments and Fair Holdings(2)	$705	$497	$1,931	$1,337

Rent expense, Fair Holdings(2)	$13	$13	$40	$39

Sales to Champion Trailer, Inc.(2)	$10	$—	$60	$—

Purchases from Champion Trailer, Inc.(2)	$308	$—	$851	$—

Rent expense, Roost Leasing(1)	$36	$36	$108	$36

Purchases from CCG, Parma(2)	$76	$—	$124	$—

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

The period for which the results of operations of Classic are included in the consolidated income statement is for the nine months ended July 31, 2005 and the three months ended July 31, 2004.

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

Nine Months Ended July 31, 2004
Net sales	$50,394

Net loss	$(5,805)

Loss per share, basic and diluted,
attributable to common shareholders from
continuing operations:	$(2.43)

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

Investors in Obsidian should be aware that a group of stockholders of Obsidian, some of whom are also officers and directors of Obsidian, have filed a Schedule 13E-3 with the Securities and Exchange Commission in which they disclose their intent to take Obsidian private.  Readers are strongly encouraged to read the Schedule 13E-3 for a description of the plans and intentions of this group of shareholders, as well as the Schedule 13D disclosing their ownership of shares of Obsidian common stock and their intention to cause the Company to go private.

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

RESULTS OF OPERATIONS (in thousands)

OVERVIEW
The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the period since June 2001, Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. Historically, losses and certain third-party debt repayments have been financed with DC Investments and its subsidiary Fair Holdings, Inc. (“Fair Holdings”), entities controlled by the Company’s Chairman, on terms that may not have been available from other sources. As of July 31, 2005, total debt outstanding to DC Investments and Fair Holdings was $28,934.

In view of these matters, realization of assets and satisfaction of liabilities in the ordinary course of business is dependent on the Company’s ability to generate sufficient cash flow to satisfy its obligations on a timely basis, maintain compliance with its financing agreements and continue to receive financing support from Fair Holdings to provide liquidity, if needed.

Our results of operations for the three and nine months ended July 31, 2005 were impacted by various events discussed below.  We intend to continue to focus our efforts on generating positive cash flow and increasing our working capital through improved operations and pursuing significant strategic initiatives. Although management believes these actions will improve operations and liquidity, there can be no assurance that such actions will sufficiently improve operations or liquidity.

>>
In the trailer manufacturing segment we successfully completed the acquisition of Classic in Sturgis, Michigan in fiscal 2004. The addition of Classic enabled us to add synergistic products to our trailer line. The addition of Classic added revenues to this segment of $274 and $5,010 for the three and nine months ended July 31, 2005, respectively, resulting in an increase in revenues of 18%, for the segment. The acquisition of Classic also helped improve our gross margins in this segment. The segment was negatively affected by significant increases in raw material prices for the three and nine months ended July 31, 2005, which reduced our gross margins. We were able to pass some of the increases through to our customers through price increases of approximately 17%. Our price increases lagged behind the raw material price increases, which reduced our overall gross margins.

We expect market conditions to remain very competitive and raw material prices to remain somewhat volatile in the trailer manufacturing segment. As raw material prices begin to level off, we expect our price increases to return our margins to a more profitable level. During the nine months ended July 31, 2005, we began to see the improvement in gross margin which were reflective of our price increases and the acquisition of Classic. We are also implementing programs with a goal of reducing the costs of raw material. Our cost of materials percentage has historically been above the industry average. Our cost reduction initiatives for fiscal 2005 include combining the purchasing power of all our subsidiaries to negotiate better pricing through higher volume purchases. We also expect to be able to take advantage of purchase discounts with additional available working capital through a new line of credit. Additional strategies in the trailer manufacturing segment include building sales growth through market expansion, cross selling and additional geographical production with Classic. We continue to evaluate strategic acquisitions to determine whether they can improve the performance of this segment.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

>>
In our butyl rubber reclaiming segment we continue to search for new market sources of butyl raw material. We are continuing to expand our recycling program with the chapters of The National FFA Organization. We implemented a new fine grind process that increases our ability to use other types of rubber in our butyl reclaim process. Also during the third quarter we started the production of material through a cryogenic process. This process will enable the Company to expand its product lines of natural rubber in new markets. Full implementation is expected to be completed in the last quarter of fiscal 2005. Additional costs were incurred to maintain the equipment in this very capital intensive operation. We also incurred significant increases in energy costs. During January 2005, we implemented a five percent price increase as our cost to obtain raw materials and maintain equipment increased. The Company implemented an additional five percent increase during May 2005. However, during the second quarter of fiscal 2005, the Company began experiencing the effects of price competition as it began losing customers to a competitor due to lower pricing. The total impact is unknown at this time. For fiscal 2005 we expect the market demand for our product to be high due to our current order backlog. The availability of raw material for butyl rubber reclaiming to meet the market demands continues to be a concern.

>>
Our luxury coach leasing segment was negatively affected by a decrease in sales from a lower utilization of our fleet. The lower utilization is due to increased market competition in the industry and a significant decrease in the number of entertainers touring. Utilization of our fleet decreased approximately 3% and 6% for the three and nine months ended July 31, 2005 as compared to the three and nine months ended July 31, 2004, which in turn had a significant negative impact on the earnings of this segment. As noted in Part II, Item 1 of this report, the Company filed a law suit in December 2004 against the former owners of Pyramid for violation of their non-compete agreement. This segment was also negatively affected by the turnover in management. During the three months ended April 30, 2005, certain improprieties were revealed on behalf of the segment’s management. The total estimated loss is approximately $165. Collection of this loss is not known at this time and no account receivable has been recorded. In addition, as many of the coaches are becoming older, there is the need for a much more proactive service schedule in order to try and avoid major breakdowns. There has been an elevated level of repair expense during the three months ended July 31, 2005 in order to bring many of the older coaches back up to their required maintenance schedule. The hiring of new management in the service area will help maintain a proactive schedule of maintenance on a consistent basis.

>>
We will continue to pursue strategic acquisition opportunities that include targets both in our traditional, basic industries and manufacturing sectors, as well as targets that possess assets (including cash) that are outside our traditional areas of focus, and available on terms that our management believes to be attractive. This strategy resulted in a traditional acquisition of Classic Manufacturing. While no material negotiations are currently active with respect to any targets, we anticipate that over the course of fiscal 2005 we will pursue acquisition opportunities that we deem attractive in a variety of industry sectors. Ultimately, these acquisitions may (but cannot be guaranteed to) result in our having increased financial resources and potentially a broader asset base and more diversified sources of revenue.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

The following table shows net sales by product segment:

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Trailer manufacturing	$13,921	$13,835	$39,851	$34,838
Coach leasing	870	1,713	2,186	3,727
Butyl rubber reclaiming	2,800	2,679	8,143	8,013

Net Sales	$17,591	$18,227	$50,180	$46,578

The following is a discussion of the major elements impacting the Company’s operating results by segment for the three and nine months ended July 31, 2005 compared to the three and nine months ended July 31, 2004. The comments that follow should be read in conjunction with the Company’s condensed consolidated financial statements and related notes contained in this Form 10-Q.

TRAILER MANUFACTURING
The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Net Sales	$13,921	$13,835	$39,851	$34,838
Cost of Sales	12,600	12,012	36,263	31,757

Gross Profit	$1,321	$1,823	$3,588	$3,081

Gross Profit %	9.5%	13.2%	9.0%	8.8%

Loss before taxes and minority interest	$(753)	$(84)	$(2,888)	$(3,101)

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

Sales

Net sales in this segment for the three months ended July 31, 2005 were $13,921, an increase of $86 or 0.6%, compared to net sales of $13,835 for the three months ended July 31, 2004. The increase was primarily due to the acquisition of Classic, which increased for the three months ended July 31, 2005 by $274. Additionally, there was an increase in Danzer’s sales of $472 for cargo trailers and $223 for truck bodies, which was due the addition of new customers on the East coast for cargo trailers and a modest increase in orders from the telecommunications industry. Sales of United products decreased for the three months ended July 31, 2005 by $883 compared to sales of $10,054 for the three months ended July 31, 2004, primarily due to the increased sales of the economy line trailers, which sell at a lower price and a decrease in order volume and production levels.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Gross Profit

The gross profit in this segment for the three months ended July 31, 2005 decreased by 3.7% to $1,321 or 9.5% of revenues as compared to $1,823 or 13.2% of revenues for the same period in fiscal 2004. The segment was negatively affected by the significant increases in raw material prices during the three months ended July 31, 2005, which reduced our gross margins. We were able to pass some of the increases through to our customers through price increases of approximately 5% for the three months ended July 31, 2005. Our price increases lagged behind the raw material price increases, which reduced our overall gross margins.

Loss before taxes and minority interest

For the three months ended July 31, 2005, loss before taxes and minority interest was $753, an increase of $669 when compared to the three months ended July 31, 2004 where the loss before taxes and minority interest was $84. The trend is primarily due to raw material price increases as further described in our gross profit analysis.

Nine Months Ended July 31, 2005 Compared to Nine Months Ended July 31, 2004

Sales

Net sales in this segment for the nine months ended July 31, 2005 were $39,851, an increase of $5,013 or 14.4% compared to net sales of $34,838 for the nine months ended July 31, 2004. The increase was primarily due to Classic, which increased for the nine months ended July 31, 2005 by $4,939. Additionally, there was an increase in Danzer’s sales of $1,782 for cargo trailers and $565 for truck bodies, which was due the addition of new customers on the East coast for cargo trailers and a modest increase in orders from the telecommunications industry. Sales of United products decreased for the nine months ended July 31, 2005 by $2,273, primarily due to the increased sales of the economy line trailers, which sell at a lower price and a decrease in order volume and production levels.

Gross Profit

The gross profit in this segment for the nine months ended July 31, 2005 was $3,588, a slight increase of 0.2% to 9.0% of revenues, compared to $3,081, or 8.8% of revenues for the same period in fiscal 2004. The acquisition of Classic contributed to the improvement of the segment’s gross profit by enabling us to add synergistic products to our trailer line product line which, historically, has had higher gross margins than our comparable products. This increase in the gross margin from Classic is offset by the significant increase in raw materials during the first nine months of fiscal 2005. Although we raised our selling prices an average of 17% to offset the significant price increases, we were not able to pass all the cost increases through to our customers during the first nine months of fiscal 2005 on a timely basis.

Loss before taxes and minority interest

For the nine months ended July 31, 2005, loss before taxes and minority interest was $2,888, an improvement of $213 when compared to the nine months ended July 31, 2004 where the loss before taxes and minority interest was $3,101. The positive trend is primarily due to the acquisition of Classic and our price increases as further described in our gross profit analysis.

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

BUTYL RUBBER RECLAIMING
The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Net Sales	$2,800	$2,679	$8,143	$8,013
Cost of Sales	2,967	2,478	8,489	7,802

Gross Profit (Loss)	$(167)	$201	$(346)	$211

Gross Profit %	(6.0%)	7.5%	(4.3%)	2.6%

Loss before taxes and minority interest	$(656)	$(215)	$(1,841)	$(1,193)

Three Months Ended July 31, 2005 Compared To Three Months Ended July 31, 2004

Sales

Net sales in this segment for the three months ended July 31, 2005 were $2,800, as compared to the net sales of $2,679 for the three months ended July 31, 2004, and increase of $121 or 4.5%, primarily due to price increases. Sales in this segment remain relatively flat due to the limited availability of raw materials; additional increases in sales will depend on finding new sources of butyl inner tubes and developing other natural rubber products. We continue to work with the National FFA Association to implement a reclamation program to increase our resources in the agricultural industries. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material. We continue to utilize our fine grind and other processes to increase our ability to process other types of products for our butyl reclaim process as well as other natural rubber products.

Gross Profit

Gross profit as a percentage of sales decreased by 13.5% to $(167)for three months ended July 31, 2005 as compared to $201 for the three months ended July 31, 2004. The primary reason for this decrease is lower production because a major piece of production equipment was taken out of commission for a maintenance overhaul. During the downtime, we relied on backup equipment for our production needs, which increased our cost to produce material and reduced our throughput efficiency. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time was incurred to ensure delivery of quality product. Our processes require significant amounts of natural gas and electricity, the cost of which increased significantly during the three months ended July 31, 2005.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Loss before taxes and minority interest

For the three months ended July 31, 2005, the loss before taxes and minority interest was $(656), an increase of $441 as compared to the three months ended July 31, 2004 where the loss before taxes and minority interest was $(215). The decrease in profitability and negative trend as more fully described above is primarily due to the lower production as a result of maintenance of equipment.

Nine months Ended July 31, 2005 Compared to Nine months Ended July 31, 2004

Sales

Net sales in this segment for the nine months ended July 31, 2005 were $8,143 as compared to net sales of $8,013 for the nine months ended July 31, 2004, representing an increase of $130 or 1.6%. Sales in this segment remain relatively flat due to the limited availability of raw materials. The same factors as described in the three month discussion will affect our ability to find new sources of raw materials.

Gross Profit

Gross profit as a percentage of sales decreased by 6.9% to $(346) for nine months ended July 31, 2005 as compared to $211 for the nine months ended July 31, 2004. The primary reason for this decrease is due to lower production because of an electrical fire that closed the plant for seven days in December 2004. In addition, the maintenance of a major piece of production equipment and requirements for significant amounts of natural gas and electricity, each as described in further detail above, affected gross profit. During January 2005, we initiated price increases of 5% to partially offset increasing costs of production and materials.

Loss before taxes and minority interest

For the nine months ended July 31, 2005, the loss before taxes and minority interest was $(1,841), an increase of $648 as compared to the nine months ended July 31, 2004 where the loss before taxes and minority interest was $(1,193). The decrease in profitability and negative trend as noted above has been primarily due to the lower production due to the plant fire and inefficiencies in production due to the maintenance of equipment and increases in the prices of natural gas and electricity.

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

COACH LEASING
The following table shows sales, cost of sales and gross profit for this segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Net Sales	$870	$1,713	$2,186	$3,727
Cost of Sales	537	928	1,351	2,043

Gross Profit	$333	$785	$835	$1,684

Gross Profit %	38.3%	45.9%	38.2%	45.2%

Loss before taxes and minority interest	$(471)	$(160)	$(1,809)	$(994)

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

Sales

Net sales for the three months ended July 31, 2005 were $870, a decrease of $843 or 49.2% compared to net sales of $1,713 for the three months ended July 31, 2004. The decrease in sales relates to a lower utilization of our fleet in addition to a decrease in sublease revenue due to a decrease in sublease contracts. Management believes the lower utilization is due to increased market competition in the industry and to a significant decrease in the number of professional acts touring. Utilization of our fleet decreased 3% for the three months ended July 31, 2005 as compared to the three months ended July 31, 2004 which had a negative impact on our operations. We also experienced turnover in management which also contributed to the loss of several tours. At this time, we cannot estimate when tours for the entertainment industry will return to previous historical levels.

Gross Profit

Gross profit for this segment was $333 or 38.3% of net sales for the three months ended July 31, 2005 compared to $785 or 45.9% of net sales for the three months ended July 31, 2004. The decrease is attributable to lower sales and lower utilization of our fleet.

Loss before taxes and minority interest

For the three months ended July 31, 2005, the loss before taxes and minority interest was $(471), an increase of $311 from the three months ended July 31, 2004 where the loss before taxes and minority interest was $(160). The decrease in profitability and negative trend as noted above has been primarily due to increased market competition and to the significant decrease in the number of professional acts touring. The touring industry in general decreased 30% in fiscal 2004 and the decrease has continued for the three months ended July 31, 2005, which in turn reduced the utilization of our coaches. We also operated a larger fleet than prior years, which increased our maintenance, depreciation and interest costs.

Nine months Ended July 31, 2005 Compared to Nine months Ended July 31, 2004

Sales

Net sales for the nine months ended July 31, 2005 were $2,186, a decrease of $1,541 or 41.4% compared to net sales of $3,727 for the nine months ended July 31, 2004. Utilization of our fleet decreased significantly for the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004 which had a negative impact on our operations. The same factors addressed above in the three month discussion effected sales in this period.

Gross Profit

Gross profit was $835 for this segment, or 38.2% as a percentage of net sales for the nine months ended July 31, 2005 compared to $1,684 or 45.2% for the nine months ended July 31, 2004. The decrease is attributable primarily to the increase of costs for maintaining a larger fleet while revenues per coach have decreased. Some of our increased costs as a percentage of revenue were offset, however, by the mix of utilization of the coaches owned in our fleet and a lower need to sublease additional buses from third parties to meet demand which existed in the first nine months of 2004. Coaches which we must sublease from third parties are typically leased to our customers at lower gross margins for us. As demand has decreased, our need for third party coaches has also decreased. Since November 2004, we have sold a total of three older coaches at no material gain or loss. The sale of our older coaches is expected to reduce our fleet maintenance expenses as the older coaches require a higher level of maintenance. We plan to sell two other older coaches in the last quarter of fiscal 2005 pursuant to the terms of the amended forbearance agreement with Old National Bank. Following the acquisition of Pyramid in fiscal 2001, certain actions taken by the former owners in violation of their non-competition agreements have negatively affected the performance of the segment.  Obsidian filed suit against these former owners in December 2004 for these violations.  In addition, since the acquisition there has been significant turnover of managers at Pyramid who were hired by the former owners and the loss of these employees has also negatively affected the performance of the segment.  Finally, the Company believes that a former employee may have misappropriated up to $165 from Pyramid.  Although the Company is seeking the return of this amount, no receivable has been recorded since the likelihood of collection cannot be determined at this time.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

Loss before taxes and minority interest

Loss before taxes and minority interest increased by $815 to $(1,809) for the nine months ended July 31, 2005, compared to the nine months ended July 31, 2004 where the loss before taxes and minority interest was $(994). The decrease in profitability and negative trend as noted above has been primarily due to increased market competition and to the significant decrease in the number of professional acts touring. The touring industry in general decreased 30% in fiscal 2004 and the decrease has continued for the nine months ended July 31, 2005, which in turn reduced the utilization of our coaches. We also operated a larger fleet than prior years, which increased our maintenance, depreciation and interest costs.

Looking ahead, segment sales, gross profits and segment profitability in fiscal 2005 will depend on the industry market conditions and a continued effort to upgrade the management of this segment. We are continually working to improve our utilization of our owned coaches to increase our revenues and minimize additional costs from leasing third party buses. In addition, we continue to explore other non-traditional uses for our coaches to improve the utilization and therefore increase our cash flow and working capital in this segment. We are also evaluating our coaches and, as noted above, selling the older coaches in our fleet to reduce our costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES
The Company’s SG&A expenses increased by $53, or 2.3%, and by $72, or 0.9%, for the three and nine months ended July 31, 2005 compared to the three and nine months ended July 31, 2004, respectively. The increase in SG&A in both periods was primarily due to an increase in Classic’s SG&A related to show and marketing expenses, an increase in compensation and other general and administrative expenses, offset by the decrease in professional fees and other expenses related to the unsuccessful exchange offer for Net Perceptions, Inc. during the nine months ended July 31, 2004 of approximately $600.

INTEREST EXPENSE
Interest expense was $1,303 and $3,756 for the three and nine months ended July 31, 2005, respectively, as compared to $1,187 and $3,138 for the same periods of fiscal 2004. Interest expense for the three months ended July 31, 2005 as a percentage of average debt borrowings of $52,451 was 2.5% (10.0% on an annual basis). Interest expense for the three months ended July 31, 2004 as a percentage of average debt borrowings of $43,785 was 2.7% (10.8% on an annual basis). The decrease is primarily due to additional borrowings from Fair Holdings at better interest rates. Interest expense for the nine months ended July 31, 2005 as a percentage of average debt borrowings of $50,453 was 7.4% (10.0% on an annual basis). Interest expense for the nine months ended July 31, 2004 as a percentage of average debt borrowings of $43,202 was 7.2% (9.7% on an annual basis). The increase is primarily due to additional borrowings from Fair Holdings at higher interest rates. As discussed in Liquidity and Capital Resources, the Company will fund potential cash shortages through existing lines of credit with Fair Holdings, which would continue to increase interest expense.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

INCOME TAX PROVISION
Income tax expense for the three months ended July 31, 2005 and 2004 was $18 and $17, respectively. Income tax expense for the nine months ended July 31, 2005 and 2004 was $54 and $17, respectively. There was no federal income tax benefit recorded for the three or nine months ended July 31, 2005 and 2004. Income tax benefits are created primarily through NOL carry forwards recognized to the extent they are available to offset the Company’s net deferred tax liability. Operating losses during the three and nine months ended July 31, 2005 have been reserved with a valuation allowance. Any quarterly tax benefits are based on the estimated effective tax rate for the full year.

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

We are continuing to address our liquidity and working capital issues through various means including operational changes and financing matters which are discussed below. During the remainder of fiscal 2005, we expect to refinance additional current debt of $8,100 on a long-term basis. Any potential cash shortage is expected to be supported through our existing lines of credit and other agreements with Fair Holdings. In addition, Fair Holdings has informally indicated that it would make available additional financial support if necessary, although we currently do not have any commitment for such support.

WORKING CAPITAL
Our businesses are working capital intensive and require funding for purchases of production inventory, capital expenditures and expansion and upgrading of facilities. Each of our subsidiaries has a separate revolving credit agreement and term loan borrowings through which the subsidiary finances its operations, together with cash generated from operations. Our consolidated working capital position (current assets over current liabilities) was negative at July 31, 2005 by $1,592. For the fiscal year ended October 31, 2004 our working capital position was negative by $10,504. The increase in working capital is primarily attributable to the refinancing of the Company’s debt during the nine-month period ended July 31, 2005 in addition to the refinancing of United’s loans. We are currently working to refinance loans for Obsidian Leasing in the amount of $3,100 and U.S. Rubber in the amount of $5,000, as noted in further detail below. Management anticipates that the successful refinancing of these obligations will improve our working capital to a positive position upon completion.

We continue to address liquidity and working capital issues in a number of ways. At July 31, 2005, net cash used in continuing operations was $5,850 compared to $929 at October 31, 2004. The use of cash and working capital was primarily related to funding operating losses and business seasonality. We expect our operations to begin to generate positive cash and expect to increase our overall working capital through improved operations as follows:

»
We secured a financial commitment from Fair Holdings to provide, additional borrowings under a $15,000 line of credit agreement, which expires on January 1, 2007. Approximately $2,833 is available to us under the agreement as of July 31, 2005.

»
United, U.S. Rubber, and Pyramid traditionally had borrowing agreements with Obsidian Enterprises which was funded using Obsidian Enterprises’ agreement with Fair Holdings discussed above. During the quarter ended April 30, 2005, these agreements were redocumented between Fair Holdings and United, U.S. Rubber, and Pyramid which allowed for borrowings up to $3,000, $3,700, and $750, respectively, and expire on April 15, 2012. Approximate availability under these agreements as of July 31, 2005 are $839, $127, and $142, respectively. Amount available as of July 31, 2005 under the revolving loan is $868.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

»
United’s line of credit and term loan with First Indiana matured during the fiscal year and the Company refinanced its line and term loan with LaSalle Business Credit, LLC (“LaSalle”) in July 2005. Under the revolving loan with LaSalle, United can borrow up to 85% of the value of its eligible accounts plus up to 60% of its eligible raw materials and finished goods up to $3,000 plus up to 25% of its eligible work in process up to $150 less reserves of up to $75 provided that the loan does not exceed $5,000. The revolving loan matures in July 2008. United also entered into a term loan with LaSalle for $500 which matures in July 2013.

»
In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,062. The Company obtained a forbearance agreement with Old National Bank, which expired August 31, 2005, and is in the process of negotiating an amendment to the forbearance agreement which would extend the expiration date for 90 days, increase the interest rate on the outstanding balance to 15% and require that Obsidian Leasing sell additional coaches. Management is actively working to refinance this debt with other banks in the last quarter of fiscal 2005. Since November 2004, management sold two older coaches, reducing Obsidian Leasing’s debt by $209. Management is also in negotiations to sell two additional coaches, which will further reduce debt by an estimated $224.

»
US Rubber has a balloon payment on its debt which will be due October 24, 2005, which is our fourth fiscal quarter. The amount outstanding on this debt as of July 31, 2005 is $5,057. We are in the initial stages of preparing to negotiate and refinance this debt prior to October 2005.

»	We are actively working to restructure or refinance our high interest rate debt on more favorable terms. Approximately $21,395 of our debt bears interest from rates ranging from 10% to 15%.

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

Management believes the steps taken to improve operations will positively impact our liquidity and working capital. However, success is dependent on our ability to restore gross profits and capitalize on new markets in the trailer manufacturing segment, obtain consistent material supply in the butyl rubber reclaiming segment and restore our market share in the coach leasing segment. Moreover, improvement in our liquidity and working capital position is substantially dependent upon our ability to successfully refinance approximately $8,100 of debt at Obsidian Leasing, and U.S. Rubber. Failure to complete the refinancing on a timely basis could have a material adverse effect on our liquidity and working capital position and could impair the ability of our subsidiaries to continue operations.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL COVENANT WAIVERS
Significant financial covenants in our credit agreements include the maintenance of minimum financial ratios, such as levels of earnings to funded debt and fixed charge coverage ratios. We did not meet requirements and covenants in certain debt agreements.

In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,062. The Company obtained a forbearance agreement with Old National Bank, which expired August 31, 2005, and is in the process of negotiating an amendment to the forbearance agreement which would extend the expiration date for 90 days, increase the interest rate on the outstanding balance to 15% and require that Obsidian Leasing sell additional coaches. Management is actively working to refinance this debt with other banks in the last quarter of fiscal 2005.

Our high level of debt creates liquidity issues for us and the stringent financial covenants that are common for this type of debt increase the probability that our subsidiaries may from time to time be in default under these loans. These risks are mitigated, in part, for our United and U.S. Rubber subsidiaries by the right described below under “Guarantees of Obsidian Capital Partners.”

FUNDS AVAILABILITY
On a consolidated basis, as of July 31, 2005, the Company had approximately $798 of cash and cash equivalents. Danzer Industries, U.S. Rubber, United, Obsidian Enterprises and Classic each have revolving credit lines available for working capital at each individual entity. Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement. At July 31, 2005, additional current availability under these credit lines and maximum availability if supported by their individual borrowing base are:

Company	Current Availability	Maximum Availability

Danzer Industries(1)	$70	$70
U.S. Rubber(1)	127	127
United(1)	1,707	1,707
Obsidian Enterprises(1)	2,833	2,833
Classic Manufacturing	364	364
Pyramid(1)	142	142

(1)Additional borrowings through Fair Holdings, a Related Party, under existing lines of credit.

The Company incurred negative net cash flow of $(5,850) from operations during the nine months ended July 31, 2005. Cash used in operations during the nine month period ended July 31, 2005 is primarily due to operating losses and increases in inventories offset by increases in accounts payable. The Company has increased inventories during the first nine months of fiscal 2005 primarily in the trailer manufacturing segment. Inventories were increased during this period to provide an increase in the Company’s ability to deliver orders during the forth quarter when sales have historically been higher than in the first nine months of the fiscal year. Funding during the third quarter was provided through borrowings on lines of credit and from related parties.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

We have commercial commitments as described below:

Commercial Commitments	Total Amount Committed	Outstanding at July 31, 2005	Date of Expiration

Line of credit, related party	$ 3,000	$ 2,930	April 1, 2006
Line of credit	5,500	3,543	July 19, 2008
Line of credit	4,000	2,476	October 1, 2005
Line of credit, related party	15,000	2,833	January 1, 2007
Line of credit	1,000	636	May 1, 2006
Line of credit, related party	3,000	2,161	April 15, 2012
Line of credit, related party	3,700	3,573	April 15, 2012
Line of credit, related party	750	608	April 15, 2012

Our net cash used in continuing operations for the nine months ended July 31, 2005 was $5,850. This is comprised of a loss from continuing operations of $7,341, offset by noncash depreciation and amortization of $2,615, increases in inventories of $1,722, customer deposits of $252, accrued expenses of $74, accounts payable of $142, and other assets of $157, with decreases in accounts receivable of $66. In addition, we had minority interest of $69, and accretion of interest of $290.

Net cash flow provided from financing activities for the nine months ended July 31, 2005 was $7,056. This is comprised of borrowings of long-term debt of $8,172 offset by repayments to related parties of $893 and on lines of credit of $223.

Cash flow was used in investing activities for the nine months ended July 31, 2005 of $1,096. This is comprised of purchases of equipment of $1,538 offset by proceeds from the sale of equipment of $442.

The total decrease in cash is summarized as follows:

	Nine Months Ended
	July 31, 2005	July 31, 2004
Net cash used in operations	$(5,850)	$(2,529)
Net cash used in investing activities	(1,096)	(2,947)
Net cash provided by financing activities	7,056	4,786
Increase (decrease) in cash and cash equivalents	$110	$(690)

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are summarized in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment. We have not historically experienced significant bad debts expense, although the filing of Chapter 11 bankruptcy during fiscal 2002 of a customer resulted in a bad debt charge of $379. However, we believe our reserve for doubtful accounts of $734 should be adequate for any exposure to loss in our July 31, 2005 accounts receivable. We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $274 is adequate. We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives. Property and equipment are reviewed for impairment when events and circumstances indicate impairment factors may be present. During fiscal 2004, certain equipment became idle due to the realignment of the plant at U.S. Rubber. The equipment will be used in the future for replacement of existing equipment as needed. Due to the uniqueness of the equipment and the high cost to buy new similar pieces, the net book value of $353 was transferred to other assets under idle equipment and is subject to impairment valuation. Accordingly, we continue to analyze the Danzer and US Rubber assets for impairment in conjunction with our analysis of the continuing operations of these facilities. In assessing the recoverability of our property and equipment, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations. As of July 31, 2005 we determined there is no impairment of our property and equipment.

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

The initial cost of coaches acquired is depreciated over a straight-line basis to a salvage value of 38% of original cost. Subsequent enhancements and refurbishments of coaches are depreciated over five years using the straight-line method. The age of coaches in our fleet range from one year to ten years, with an average age of approximately five years. Actual value of coaches after 15 years is dependent on several factors including the level of maintenance and the market conditions at the time of disposal. We recently disposed of three coaches that did not result in a material gain or loss. We continue to evaluate our estimates with respect to the actual depreciation of such vehicles based on market conditions and our experience in disposals when they occur. Should future factors indicate the current depreciation policy is not adequate, we will adjust the depreciation rates, and such adjustments may have an adverse impact on our results of operations.

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

4.
The prices of the raw materials we utilize are subject to fluctuation, as occurred in the three and nine months ended July 31, 2005. We may not be able to pass along any or all of these increases to our customers. As a result, increases in the price of raw materials may decrease the profit margin from sales of our products.

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to interest rate changes. Approximately 56% of our primary debt at July 31, 2005 bore interest at a variable rate. An interest rate increase of one percentage point would increase our interest expense over a one-year period by approximately $300,000 at current debt levels. Approximately $21,395 of our consolidated debt bears interest from rates ranging from 10% to 15%.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on July 31, 2005 in providing reasonable assurance that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at July 31, 2005 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures. The Company is evaluating how best to utilize the time of all employees. The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel. Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced. Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the July 31, 2005 evaluation.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is also party to ordinary litigation incidental to its business. No current pending litigation is expected to have a material adverse effect on results of operations, financial condition or cash flows.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

In November 2004, Obsidian Leasing’s credit facility with Old National Bank matured and Obsidian Leasing now has current debt obligations due of $3,062. The Company is in the process of negotiating a forbearance agreement with Old National Bank, and management is actively working to refinance this debt with other banks in the last quarter of fiscal 2005. Should refinancing or an extension of the current agreement not be obtained by the expiration date of the forbearance agreement, the debt will be repaid through current sources of availability including borrowings under the Company’s line of credit and agreements with Fair Holdings. In addition, Fair Holdings has informally indicated that it would make available additional financial support if necessary, although we currently do not have any commitment for such support. Since November 2004, management sold two older coaches, reducing Obsidian Leasing’s debt by $209. Management is also in negotiations to sell two additional coaches, which will further reduce debt by an estimated $224.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits filed as part of this Form 10-Q are listed in the Exhibit Index, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 19, 2005 Date	OBSIDIAN ENTERPRISES, INC. By: /s/ Timothy S. Durham Timothy S. Durham, Chairman and Chief Executive Officer
September 19, 2005 Date	By: /s/ Rick D. Snow Rick D. Snow, Executive Vice President/Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003

3.2	By-laws	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2002

10.1	Loan and Security Agreement by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached

10.2	Revolving Note by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached

10.3	Term Note by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached

10.4	Continuing Unconditional Guarantee by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached

10.5	Subordination Agreement by and between The Huntington Capital Investment Company, United ExpressLine, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached

10.6	Subordination Agreement by and between Fair Holdings, Inc., United ExpressLine, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached

10.7	Subordination Agreement by and between UX, Inc., United ExpressLine, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached

10.8	Second Amendment to Forbearance Agreement by and between Old National Bank, Obsidian Leasing Company, Inc., Obsidian Enterprises, Inc., Pyramid Coach, Inc., Timothy S. Durham, Terry Whitesell and Julia Whitesell effective as of July 22, 2005	Attached

10.9	Third Amended Promissory Note (Line of Credit) by and between DW Leasing Company, LLC and Fair Holdings, Inc. dated June 15, 2005	Attached

10.10	Second Amended Promissory Note (Line of Credit) by and between DC Investments Leasing, LLC and Fair Holdings, Inc. dated June 15, 2005	Attached

10.11	Amendment No. 3 to Note Purchase Agreement and Limited Waiver by and between United Expressline, Inc. and The Huntington Capital Investment Company dated July 19, 2005	Attached

Exhibit No.	Description

31.1	Sarbanes-Oxley Act Section 302 Certification	Attached

31.2	Sarbanes-Oxley Act Section 302 Certification	Attached

32	Sarbanes-Oxley Act Section 906 Certification	Attached