Form 10-Q/A
period 2005-07-31
OBSIDIAN ENTERPRISES INC
filed 2005-09-20
CIK 825521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

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
Yes           No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at
$.0001 par value	September 16, 2005
3,109,333 shares

Explanatory Note

The Company is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended July 31, 2005 ("Amendment No. 1"), solely to include certain exhibits which were inadvertently omitted from the Quarterly Report on Form 10-Q/A for the fiscal quarter ended July 31, 2004, which was filed on September 19, 2004 ("Original 10-Q"). This Amendment No. 1 consists only of the Index to Exhibits and the omitted exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 20, 2005 Date September 20, 2005 Date	Obsidian Enterprises, Inc. By: /s/ Timothy S. Durham Timothy S. Durham, Chairman and Chief Executive Officer By: /s/ Rick D. Snow Rick D. Snow, Executive Vice President/Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003
3.2	By-laws	Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2002
10.1	Loan and Security Agreement by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached*
10.2	Revolving Note by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached*
10.3	Term Note by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached*
10.4	Continuing Unconditional Guarantee by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached*
10.5	Subordination Agreement by and between The Huntington Capital Investment Company, United ExpressLine, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached*
10.6	Subordination Agreement by and between Fair Holdings, Inc., United ExpressLine, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached*
10.7	Subordination Agreement by and between UX, Inc., United ExpressLine, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Attached*
10.8

Second Amendment to Forbearance Agreement by and between Old National Bank, Obsidian Leasing Company, Inc., Obsidian Enterprises, Inc., Pyramid Coach, Inc., Timothy S. Durham, Terry Whitesell and Julia Whitesell effective as of July 22, 2005

Attached*
10.9	Third Amended Promissory Note (Line of Credit) by and between DW Leasing Company, LLC and Fair Holdings, Inc. dated June 15, 2005	Attached+
10.10	Second Amended Promissory Note (Line of Credit) by and between DC Investments Leasing, LLC and Fair Holdings, Inc. dated June 15, 2005	Attached+
10.11	Amendment No. 3 to Note Purchase Agreement and Limited Waiver by and between United Expressline, Inc. and The Huntington Capital Investment Company dated July 19, 2005	Attached+
31.1	Sarbanes-Oxley Act Section 302 Certification	Attached#
31.2	Sarbanes-Oxley Act Section 302 Certification	Attached#

32	Sarbanes-Oxley Act Section 906 Certification	Attached#

* This exhibit was filed with the Original 10-Q.

+ This exhibit is filed with this Amendment No. 1.

# This exhibit was filed both with the Original 10-Q and with Amendment No. 1.