Form 10-K
period 2005-10-31
OBSIDIAN ENTERPRISES INC
filed 2006-02-14
CIK 825521

Securities And Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock ($0.0001 par value)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerate filer.  Definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO ☒

As of April 30, 2005, the aggregate market value of the Company’s common stock held by non-affiliates of the registrant, based on the average bid and ask price on such date, was approximately $829,550.

As of January 30, 2006, the registrant had 3,109,333 shares of common stock outstanding.

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

Our goals are to maximize the profits of our current subsidiaries and to acquire additional manufacturing companies of similar size.  We currently conduct business through six subsidiaries:

Butyl-Rubber Reclaiming

•                  U.S. Rubber Reclaiming, Inc. (“U.S. Rubber”), acquired in fiscal 2001, owns and operates butyl-rubber reclaiming facilities;

Coach Leasing

•                  Pyramid Coach, Inc. (“Pyramid”), acquired in fiscal 2001, provides luxury coach leases for corporations and the entertainment industry;

•                  Obsidian Leasing Company, Inc. (“Obsidian Leasing”), formed in fiscal 2002, owns some of the coaches operated by Pyramid;

Trailer and Related Transportation Equipment Manufacturing

•                  United Expressline, Inc., (“United”), acquired in fiscal 2001, manufactures steel-framed cargo, racing and specialty trailers;

•                  Danzer Industries, Inc. (“Danzer”), the only subsidiary of the Company until fiscal 2001, manufactures metal parts and truck bodies for the service and utilities markets;  and

•                  Classic Manufacturing, Inc. (“Classic”), acquired in May 2004, manufactures steel-framed cargo, fifth wheel, gooseneck, motorcycle, race, snowmobile and stacker/lift trailers and open trailers used in the landscape industry.

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

Segments

We operate in three industry segments:

•                  butyl rubber reclaiming;

•                  trailer and related transportation equipment manufacturing; and

•                  coach leasing.

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

Three other enterprises engaged in reclaiming butyl rubber worldwide are:

•                  The Gujarat Company in India;

•                  Han Cook in Korea; and

•                  Vrederstein N.V. in the Netherlands.

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

•                  Exxon Corporation; and

•                  Bayer AG.

These enterprises are much larger than we are, are well capitalized and have larger sales staffs.  The prices these enterprises charge for virgin butyl rubber place an upper limit on the prices that we can charge for reclaimed butyl rubber.

We obtain our supply of scrap inner tubes primarily from approximately 1,000 scrap merchants located principally in the United States. We also import a supply of scrap inner tubes from sources in Brazil, Venezuela, and India.  Our ability to produce reclaimed butyl rubber is potentially restrained by the limited supply of scrap butyl rubber products.  Since the introduction of tubeless tires for automobiles in the 1970s, the number of scrap inner tubes from sources in the United States has declined substantially. In the United States, inner tubes are now primarily limited to the agricultural and large truck tire market.  We also obtain some additional supplies with reclaiming scrap butyl rubber pads from the manufacturers of other butyl rubber products.  This pad scrap is created as a result of the manufacturing process for molded butyl rubber products and is available at approximately 60% of the cost of scrap inner tubes.  The pad scrap is a partial substitute for inner tubes as raw material for our reclaimed butyl rubber product.

We recently introduced new processing equipment to improve our operating efficiencies and reduce our cost to produce our products. We also added additional equipment including a wet grind and cryogenic systems to increase our ability to utilize additional rubber products in our butyl rubber reclaim process and to add new natural rubber products to this segment.

We are the primary supplier of reclaimed butyl rubber to most of the tire industry in the United States and we also have tire manufacturer customers in Canada and Brazil. Although we have had long-term relationships with our primary customers, we do not have long-term contracts with them.  Three of our reclaimed butyl rubber customers accounted for a substantial portion of our butyl rubber sales in fiscal 2005:

•                  Michelin: 42.8%

•                  Kelley Springfield: 26.3%

•                  Tyco Adhesives: 16.1%

The loss of any of the largest customers would materially and adversely affect our revenues. Our reclaimed butyl rubber products are generally ordered by customers monthly and shipped promptly after the order.  Customers generally pay accounts on 30- to 60-day terms.

Trailer and Related Transportation Equipment Manufacturing

Manufacturing

We manufacture specialty racing, cargo and ATV trailers at facilities we own in Bristol, Indiana, Hagerstown, Maryland and Sturgis, Michigan.  Prior to October 31, 2005 we also manufactured service truck bodies to order for original equipment truck manufacturers under the “Morrison” trademark at our facility in Hagerstown, Maryland.

Customers, Sales and Marketing

We sell our “United Trailers,” “Danzer Trailers,” and “Classic Trailers” product lines through a network of approximately 420 dealers in the United States and Canada, principally in the Midwestern and Eastern United States.  The trailers are built to order to dealer specifications.  Although we have formal agreements with a few of these dealers, most of the dealership arrangements are informal and nonexclusive.  The terms of sale for the trailer products is when title transfers (FOB the plant) with payment generally due upon the dealer taking delivery of the trailer, although certain dealers have 30- or 60-day payment terms.  Our trailer business is somewhat seasonal, with fewer orders during the months from November through January.  Seasonality of our business relates primarily to increased purchases during the warmer months of the year.  Although the prices for our trailer brands can be as high as $80,000, the average price is approximately $3,950.

Prior to October 31, 2005 our service truck bodies were sold primarily to customers located in the Eastern and Southeastern United States.  We sold our service truck bodies to original equipment truck manufacturers, or “private labels”, shipping finished bodies to the customer for installation on truck body chassis.  We also sold service truck bodies under our proprietary “Morrison” trademark to a network of approximately 300 dealers who, in turn, sell to municipalities, utility companies, cable companies, phone companies and contractors.  Sales of service truck bodies tend to follow a seasonal pattern of increased purchases during the spring and fall and lower purchases during the months of late fall and winter due to the purchasing habits of the telecom industry.  Although the prices for our service truck bodies can be as high as $10,000, the average price is approximately $3,000.  As part of our cost cutting measures and improvement in operating efficiencies, the truck body line has been discontinued as of October 31, 2005.

Sales of both trailers and related transportation equipment manufacturing products are conducted through an internal sales force maintained by our subsidiaries.

Competitors

A significant number of companies manufacture specialty racing, cargo and ATV carriers in the United States. Although many of these companies are relatively small and do not possess our technical capability, a number of our competitors are much larger and possess equal or greater technical and financial resources.  Four of our larger competitors are:

•                  Haulmark Industries;

•                  Pace American;

•                  U.S. Cargo; and

•                  Wells Cargo.

We compete for specialty racing, cargo and ATV trailer sales through price, quality and availability, but price generally is the most important factor.

Raw Materials

We purchase our raw materials for the trailer and related transportation equipment segment from numerous suppliers. During fiscal 2005 and 2004, we had an adequate supply of raw materials for our production needs, although the prices for these materials escalated substantially.

Warranties

We generally warrant our trailer and related transportation equipment to be free from defects in material and workmanship, and we also provide warranties relating to performance under normal use, including service for three to five years after retail sale.  Our obligation under these warranties generally is limited to the repair or replacement of the defective product. Historically, our warranty costs have not been material to our consolidated financial statements.

Backlog

The backlog of our trailer and related transportation segment as of October 31, 2005 was approximately $5,853 as compared to backlog as of October 31, 2004 of $6,823 (stated in thousands). We expect to fill this backlog during fiscal 2006.

Coach Leasing

We lease high-end luxury entertainment coaches from our facility in Nashville, Tennessee. We lease coaches for both short-term (weekly or monthly) and long-term periods.

At October 31, 2005, we managed 36 coaches.  We also at times sublease coaches from other coach owners on a short-term basis in order to lease them to our customers.

DW Leasing, LLC (“DW Leasing”), a company Mr. Durham controls, transferred 22 coaches to our subsidiary Obsidian Leasing in fiscal 2002.  DW Leasing continues to own seven coaches that we manage. We also manage ten coaches owned by DC Investments Leasing, LLC (“DC Investments Leasing”), an entity controlled by Mr. Durham.

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

We lease coaches through an internal sales force to country, rock-n-roll, pop and traveling Broadway show entertainment industries across the United States.  During the year ended October 31, 2005, we leased coaches to a number of touring groups, including Alan Jackson, Kathy Mattea, Julie Roberts, Deana Carter, Jo Dee Messina, Tanya Tucker, Kenny Rogers, Steve Earle, Josh Turner, Ruben Studdard, Loretta Lynn, 38 Special, Caedmon’s Call, Steve Winwood, G Love & Special Sauce, Jamie O’Neal, Brad Cotter, Los Lobos, Big Bad Vodoo Daddy, Nickel Creek, and the Producers.  We also lease coaches to various corporate customers.

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

•                  Entertainer Coaches of America;

•                  Florida Coach;

•                  Senators Coach; and

•                  Hemphill Brothers.

We believe that amenities are an important factor in leasing coaches to our target market and we equip our coaches with a full complement of amenities.  We compete with other luxury coach providers based on a combination of quality, amenities, availability and price. During fiscal 2005 and 2004 we experienced turnover in management, and the entertainment touring experienced a significant increase in competition which had a negative impact on our operations.

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

Employees

As of October 31, 2005, we had 450 employees.  We have a labor contract through January 2008 with the United Brotherhood of Carpenters and Joiners of America for the approximately 50 production workers at our facility in Hagerstown, Maryland.  None of the employees at our other facilities is represented by a labor union.  We believe that our employee relations are satisfactory.

Patents and Proprietary Technology

We do not rely on any patents, registered trademarks, or special licenses to give us a competitive advantage.  The “Danzer,” “Pyramid,” “United Trailer,” and “Classic Trailer” brand names have brand recognition in the relevant market.

Research and Development

We have not incurred any material research and development expenses during any of our last three fiscal years and we do not contemplate incurring any material research and development expenses in fiscal 2006.

Financial Information for business segment data and geographic data

We operate our business through three segments. For further detail of revenue, profit or loss and total assets see Note 13 to the Notes to Consolidated Financial Statements contained in Item 8.

Working Capital

Our practices relating to working capital are described under the heading Item 7 “Liquidity and Capital Resources”.

Forward-Looking Information and Risks

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. You can identify forward-looking statements by the use of words and phrases such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects,” “believes,” “anticipates,” “looking forward” and other words and phrases of similar meaning. You also can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Readers should carefully review the risks described in this and other documents that we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and other reports filed by the Company.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only to the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Forward–looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company wishes to caution readers that the important factors set forth in Item 1A of this Form 10-K in some cases have affected, and in the future could affect, the Company’s actual results an could cause actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

Item 1A.     Risk Factors.

1.               A group of Obsidian Stockholders have filed a transaction statement on Schedule 13E-3. The purpose of the transaction is to eliminate the public stockholders of Obsidian and cause Obsidian to become a private company whose stock will no longer be traded on the OTC Bulletin Board and which will no longer be subject to the periodic reporting requirements of the Securities Exchange Act of 1934. Subsequent to fiscal 2005, the group filed amendment 4 to schedule 13-E3 notifying all shareholders that the group obtained 90% ownership and the expected date to complete the going private transaction is March 6, 2006.

2.               There is a limited market for our Common Stock. There can be no assurance that a broader market for the Common Stock will develop. Selling shares of the Common Stock may be difficult because smaller quantities of shares are bought and sold and security analysts’ and news media coverage about the Company is limited. These factors could result in lower prices and larger spreads in the bid and asked prices for the shares of Common Stock.

3.               Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs.

4.               Our financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s independent auditor has included a going concern emphasis paragraph in its audit report relating to the Company’s audited financial statements for the fiscal year ended October 31, 2005, based on, among other things, concerns regarding, working capital deficits, loan covenant violations and recurring losses from operations. The Company’s realization of its assets and satisfaction of its liabilities in the normal course of business is dependent upon the Company’s ability to generate sufficient cash flow to meet its financial obligations, to comply with the terms of its debt financing agreements, to obtain refinancing of certain obligations and to continue to receive financial support under its line of credit agreements.

5.               Our inability to obtain additional financing may prevent additional expansion in our current business or acquiring new businesses. Additional financing may not be available to us on advantageous terms or at all, if, for example the interest rates are unattractive or we do not have sufficient collateral available to secure the desired increase in debt. Currently all of our assets are being used to secure outstanding debt, so unless we acquire unsecured assets or obtain a partial release from our secured creditors of their security interests, we will not have available additional collateral to pledge to new debtors.

6.               We may issue equity to finance any future acquisitions or refinance existing debt. This would dilute the proportionate ownership of our current shareholders and may reduce per share value. Acquisitions may also lead to increased levels of borrowing. This would result in increased interest expense. Acquisitions are also likely to increase our depreciation and amortization expense. These factors may incur losses or reduced profits in the future.

7.               The prices of the raw materials we utilize are subject to fluctuation, as occurred in fiscal 2005. We may not be able to pass along any or all of these increases to our customers. As a result, increases in the price of raw materials may decrease the profit margin from sales of our products.

8.               Our overall strategy includes increasing revenue and reducing/controlling operating expenses. We have concentrated our efforts in ongoing, company-wide efficiency activities intended to increase productivity and reduce costs including personnel reductions, reduction or elimination of non-personnel expenses and realigning and streamlining operations. We cannot assure that our efforts will result in increased profitability for any meaningful period of time.

9.               We face significant competition in connection with the products and services we provide. The level of competition has increased recently and is expected to continue at increasing levels in the future. There are many other companies engaged in the manufacture of cargo trailers, luxury coach leasing and butyl rubber reclaiming, and many of these companies have greater financial and other business resources than those possessed by us. Furthermore, other companies may enter the our area of business in the future. If competition increases, our sales and profits are likely to decline.

10.         We may have difficulty receiving our requirements for butyl rubber tubes, our principle raw material in this segment. In recent years, the number of sources of supply has been reduced. We continue to search for additional sources and to make purchases from foreign suppliers. However, if the number of suppliers is further reduced, or if we are otherwise unable to obtain butyl raw material requirements on a timely basis and on favorable terms, our operations may be harmed.

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

The following describes the Company’s properties:

Identification	Location	Ownership/Description	Segment
Headquarters	111 Monument Circle, Suite 4800, Indianapolis, IN 46204	3,700 square feet leased commercial office space	N/A

Butyl Rubber Processing Plants	Vicksburg, Mississippi	Two adjacent plants aggregating 87,000 square feet, each owned by the Company and encumbered by a mortgage to PNC Bank	Butyl Rubber Processing

Trailer Manufacturing Plant	Hagerstown, Maryland	75,000 square foot plant owned by the Company and encumbered by a mortgage to Fair Holdings	Trailer and related transportation equipment manufacturing

Trailer Manufacturing Plant	Bristol, Indiana	Several buildings aggregating 49,000 square feet owned by the Company and encumbered by a mortgage to LaSalle Bank.	Trailer and related transportation equipment manufacturing

Trailer Manufacturing Plant	White Pigeon, Michigan	47,000 square foot plant owned by the Company and encumbered by a mortgage to LaSalle Bank.	Trailer and related transportation equipment manufacturing

Coach Leasing Office	Nashville, Tennessee	12,000 square feet of office space and other facilities leased by the Company	Coach Leasing

Trailer Manufacturing Plant	Sturgis, Michigan	54,000 square foot plant leased by the Company**	Trailer and related transportation equipment manufacturing

** Long term lease from a related party expiring May 2012.

We believe that our property, plant and equipment are well maintained and adequate for our requirements. We also believe that all of our assets are adequately covered by insurance.

Item 3.                        Legal Proceedings.

During fiscal 2005, Pyramid and its parent, Obsidian Enterprises, and other affiliated companies and members filed suit against the former owners of Pyramid for violation of the terms of its non-compete agreement with the Twentieth Judicial District Chancery Court of Davidson County, Tennessee on December 10, 2004.  The lawsuit was filed against various individuals and operating entities that are directly competing with the Company and the Company is seeking punitive and compensatory damages.

The Company is, from time to time, involved in certain legal proceedings in the ordinary course of conducting its business.  Management believes there are no pending legal proceedings in which the Company is currently involved in which will have a material adverse affect on the Company’s financial position.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2005.

Part  II

Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is currently traded on the OTC Bulletin Board under the symbol “OBDE.OB.” The following table sets forth the high and low bid quotations for the common stock for the fiscal quarters indicated.

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
1st Quarter	$7.00	$2.25	$17.50	$11.50
2nd Quarter	$3.15	$1.55	$20.00	$5.00
3rd Quarter	$1.80	$1.20	$10.00	$2.50
4th Quarter	$1.90	$1.50	$6.25	$2.95

The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark down or commissions and may not necessarily represent actual transactions.  At October 31, 2005, there were approximately 707 holders of record of the Company’s common stock. Some of the shares of common stock are held in street name for an unknown number of beneficial owners. To date the Company has not paid a cash dividend on its common stock. The payment and amount of any future cash dividends would be restricted by the Company’s lenders and will necessarily depend upon conditions such as the Company’s earnings, financial condition, working capital requirements and other factors. The Company does not anticipate paying any dividends in the near future. As of October 31, 2005 the Company has no outstanding options or warrants under any equity compensation plan.  For the year ended October 31, 2005, there was no equity compensation under any equity compensation plan.

Item 6.                        Selected Financial Data.

The following table sets forth certain selected consolidated financial information concerning the Company. This information is not covered by the independent auditor’s report. For further information, see the accompanying Consolidated Financial Statements of Obsidian Enterprises, Inc. and subsidiaries for the years ended October 31, 2005, 2004, and 2003 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Item 8, “Financial Statements and Supplementary Data” below.

Operating Data:

(Amounts in thousands, except per share data)

	Year Ended October 31,				Ten Months Ended October 31
	2005	2004	2003	2002	2001

Net sales	$65,774	$64,360	$59,295	$57,274	$24,689

Income (loss) from operations	(5,795)	(3,867)	(978)	449	981

Discontinued operations, net of tax	—	—	(49)	(1,040)	(3,376)

Cumulative effect of change in accounting principle	—	—	—	(2,015)	—

Net income (loss)	(10,909)	(8,033)	(3,873)	(6,330)	(4,395)

Basic and diluted loss per share:

From continuing operations	(3.37)	(2.47)	(5.87)	(4.50)	(2.00)

Discontinued operations	—	—	(.07)	(1.44)	(6.50)

Cumulative effect of change in accounting principle	—	—	—	(2.80)	—

Net loss per share	(3.37)	(2.47)	(5.94)	(8.74)	(8.50)

Balance Sheet Data:

	October 31,
	2005	2004	2003	2002	2001

Working capital (deficit)	$(18,289)	$(10,784)	$6,045	$1,591	$(2,528)

Total assets	46,734	49,123	45,882	45,923	48,850

Long-term debt, including current portion and redeemable stock	57,101	48,796	43,221	36,464	35,382

Stockholders’ equity (deficit)	(24,230)	(13,769)	(7,559)	(689)	1,331

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

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts in this Item 7 are in thousands (except for share and per share information).

Organization of Financial Information

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” in Item 1 and the Risk Factors discussed in Item 1B of this Annual Report on Form 10-K.

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

Significant Transactions and Financial Trends

Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce, earnings and materially affect financial trends. Significant transactions discussed in this Management’s Discussion and Analysis include:

•                  Raw material price increases;

•                  Cost reduction initiatives including plant closings and elimination of product lines;

•                  Charge for discontinued product line; and

•                  Change in estimates for reserves.

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

Introduction

Obsidian Enterprises is a holding company headquartered in Indianapolis, Indiana. We conduct business through our subsidiaries:

Butyl Rubber Reclaiming

•                  U.S. Rubber, acquired in fiscal 2001, owns and operates butyl rubber reclaiming facilities;

Coach Leasing

•                  Pyramid, acquired in fiscal 2001, provides luxury coach leases for corporations and the entertainment industry;

•                  Obsidian Leasing, formed in fiscal 2002, owns some of the coaches operated by Pyramid;

Trailer and Related Transportation Equipment Manufacturing

•                  United, acquired in fiscal 2001, manufactures steel-framed cargo, racing and specialty trailers;

•                  Danzer, the only subsidiary of the Company until fiscal 2001, manufactures steel-framed cargo trailers. Prior to October 31, 2005 the Company also manufactured metal parts and truck bodies for the service and utilities markets; and

•                  Classic, acquired in May 2004, manufactures steel-framed cargo, fifth wheel, gooseneck, motorcycle, race, snowmobile and stacker/lift trailers and open trailers used in the landscape industry.

While each of the subsidiaries markets its products or services independently, our emphasis is to provide high quality products and services by taking advantage of cross-selling opportunities, manufacturing and other operational efficiencies through each of the subsidiaries.

Results of Operations

OVERVIEW

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the period since June 2001, Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. Recurring losses, working capital deficits and loan covenant violations have led the Company’s independent auditor, Somerset CPAs P.C. to include a going concern emphasis paragraph in its audit report relating to the Company’s audited consolidated financial statements for the year ended October 31, 2005.  Historically, certain cash deficits have been financed with DC Investments, LLC (“DC Investments”) and its subsidiary Fair Holdings, Inc. (“Fair Holdings”), entities controlled by the Company’s Chairman.  As of October 31, 2005, total debt outstanding to DC Investments and Fair Holdings was $31,173.

During fiscal 2005, our results of operations were negatively impacted by various events discussed below.  During fiscal 2006, we intend to focus our efforts on generating positive cash flow and increasing our working capital through improved operations and pursuing significant strategic initiatives.

During fiscal 2005 a group of Obsidian Stockholders filed a transaction statement on Schedule 13E-3 and announced their intention to take Obsidian private. The purpose of the transaction is to eliminate the public stockholders of Obsidian and cause Obsidian to become a private company whose stock will no longer be traded on the OTC Bulletin Board and which will no longer be subject to the periodic reporting requirements of the Securities Exchange Act of 1934. Once this transaction is completed, the overall general and administrative expenses will be reduced by approximately $700,000 on a recurring basis.

Our trailer segment was negatively affected by the significant increases in raw material prices during fiscal 2005 which reduced our gross margins. We were able to pass some of the increases through to our customers through price increases of approximately 17%. Our price increases lagged behind the raw material price increases throughout fiscal 2005, which reduced our overall gross margins. We expect market conditions to remain very competitive and raw material prices to remain somewhat volatile in this segment. As raw material prices begin to level off, we expect our price increases to return our margins to a profitable level. We are also implementing programs with a goal of reducing the costs of raw material. Our cost of materials percentage historically has been above the industry average. Our cost reduction initiatives for fiscal 2006 include the closing of our White Pigeon plant and consolidation of operations with our Bristol facility to reduce our overhead costs and improve operating efficiencies. We also discontinued our truck body line in Hagerstown to reduce our overhead costs and increase our trailer manufacturing capacity. Additional strategies in the trailer segment include: building sales growth through market expansion, cross selling and additional geographical production. We continue to evaluate strategic acquisitions to determine whether they can improve the performance of this segment.

Our butyl rubber reclaiming segment sales remained flat during fiscal 2005. Additional costs were incurred to maintain the equipment in this very capital intensive operation. The primary reason for this decrease is lower production efficiency because a major piece of production equipment was taken out of commission for maintenance for the last six months of the year.  During the downtime, we relied on backup equipment for our production needs, which increased our cost to produce material and reduced our throughput efficiency.  We also incurred significant increases in energy costs and we increased our reserve on slow moving raw materials which reduced our gross profit by $500,000. During fiscal 2005 we implemented an additional five percent price increase as our cost to pass through some of the additional costs of producing our products. Subsequent to fiscal 2005 we purchased a new piece of equipment that, based upon preliminary testing, should ultimately increase our production efficiency and lowering our overhead costs by lowering our cost of utilities and automating a portion of the production process which is currently manually intensive.  For fiscal 2006 we expect the market demand for our product in this segment to be high due to our current order backlog. The availability of raw material for butyl rubber reclaiming to meet the market demands continues to be a concern. We will continue to modify our Fine Grind and cryogenic operations to increase our rubber resource utilization of existing material and expand our product lines of natural rubber in new markets.

Our luxury coach leasing segment was negatively affected by a decrease in sales from a lower utilization of our fleet. The lower utilization is due to increased market competition in the industry and a significant decrease in the number of entertainers touring. We also had various turnover in management for the leasing segment.  As noted in the legal matters under Item 3, the company filed a law suit against the former owners of Pyramid for violation of their non-compete agreement.  Utilization of our fleet for fiscal 2005 decreased approximately 10.9% which in turn had a significant negative impact on the earnings of this segment. In the future sales and gross profits and profitability for this segment will depend on the industry market conditions and a continued effort to upgrade the management of this segment.  We are continually working to improve our utilization of our owned coaches to increase our revenues and minimize additional costs from leasing third party buses. In addition, we continue to explore other non-traditional uses for our coaches to improve the utilization and therefore increase our cash flow and working capital in this segment. We are also evaluating our coaches and, as noted above, selling the older coaches in our fleet to reduce our costs.

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

Fiscal 2005 Compared with Fiscal 2004

The following table details our results of operations as a percentage of sales:

	Year Ended October 31,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	93.2	90.0
Selling, general and administrative expenses	15.6	16.8
Interest expense	7.8	6.5

Net Sales

Net sales in fiscal 2005 were $65,774 compared to $64,360 in fiscal 2004, an increase of 2.2%.  The sales growth relates primarily to the inclusion of Classic for twelve months compared to six months from the date of acquisition in fiscal 2004. In addition, cargo trailer sales have increased due to the increased capacity and sales growth from our Hagerstown Maryland facilities along with an average price increase of 17.0% to offset raw material price increases.  Sales in the butyl rubber reclamation segment increased slightly and sales in the coach leasing segment decreased by approximately $2,121.

Gross Profit

Gross profit as a percentage of sales decreased by 3.4% from 10.2% in fiscal 2004 to 6.8% in fiscal 2005. The decrease was mainly the result of increased raw material costs in our trailer and related transportation equipment segment.  In addition, our rubber reclaim segment incurred additional costs during fiscal 2005 for repair and maintenance and additional processing of materials while a critical piece of equipment was under repair of their capital intensive equipment. Also additional reserves were established on slow moving inventory and an increase in purchases of butyl raw materials from foreign sources which is at a premium compared to domestic markets.  We were able to pass some of the price increases through to our customers although our price increases did lag behind the material cost increases throughout fiscal 2005 and 2004, therefore reducing our overall gross profit.

Looking ahead, we expect improvement of our gross profit margins in fiscal 2006 compared to fiscal 2005, driven primarily by the cost reductions as follows:

•                  Consolidated a portion of our operations in the trailer segment and closed one of our manufacturing facilities in White Pigeon Michigan. This is expected to reduce our overhead expenses and improve our overall production efficiency through a realignment of our existing manufacturing facilities.

•                  Discontinued our truck body and related equipment product lines and realigned our plant to produce additional trailers at our Hagerstown, Maryland facilities. This is expected to reduce our overhead expenses and improve our overall production efficiency.

•                  New equipment purchases for our Butyl Rubber Reclaim segment is expected to reduce our overhead expenses significantly by eliminating various labor intensive portions of production and reducing our utilities expenses.

Selling, General and Administrative (SG&A) Expenses

The Company’s SG&A expenses decreased by 1.2%, for the year ended October 31, 2005 compared to fiscal 2004.  The decrease in SG&A was primarily due to a decrease in corporate expenses, primarily professional fees of approximately $684 along with various marketing expenses at United of approximately $86. This decrease was offset by an increase in SG&A expenses for Classic of approximately $469 due to the inclusion of twelve months of operations compared to six months for fiscal 2004.

Looking ahead, SG&A expenses are expected to decrease. During fiscal 2005 a group of Obsidian Stockholders filed a transaction statement on Schedule 13E-3 and announced their intention to take Obsidian private. The purpose of the transaction is to eliminate the public stockholders of Obsidian and cause Obsidian to become a private company whose stock will no longer be traded on the OTC Bulletin Board and which will no longer be subject to the periodic reporting requirements of the Securities Exchange Act of 1934. Once this transaction is completed, the overall general and administrative expenses by approximately $700,000 on a recurring basis. In addition, the Company will not be required to comply with the Sarbanes Oxley section 404 implementation, for which the cost of implementation was estimated at approximately $1.2 million.

Interest Expense

Interest expense for the year ended October 31, 2005 as a percentage of average debt borrowings of $51,477 was 10%.  Interest expense for the year ended October 31, 2004 as a percentage of average debt borrowings of $44,088 was 9.5%.  The increase is primarily due to the increase of the prime rate as well as increased borrowings on related party debt discussed below in “Liquidity and Capital Resources,” “Refinancing Activities,” and “Partners Equity Transactions.”

Income Tax Provision

The income tax benefit for the year ended October 31, 2005 increased by $203 compared to the year ended October 31, 2004.   The income tax benefit is created primarily through net operating loss carry forwards recognized to the extent they are available to offset the Company’s net deferred tax liability.

Fiscal 2004 Compared with Fiscal 2003

The following table details our results of operations as a percentage of sales:

	Year Ended October 31,
	2004	2003

Net sales	100.0%	100.0%
Cost of sales	90.0	87.3
Selling, general and administrative expenses	16.8	14.4
Interest expense	6.5	6.0

Net Sales

Net sales in fiscal 2004 were $64,360 compared to $59,295 in fiscal 2003, an increase of 8.5%.  The sales growth relates primarily to the purchase of Classic in May 2004. In addition, cargo trailer sales have increased due to the increased capacity and sales growth from our Hagerstown Maryland facilities along with an average price increase of 4.5% to offset raw material price increases.  Sales in the butyl rubber reclamation segment decreased slightly and sales in the coach leasing segment decreased approximately by $1,800.

Gross Profit

Gross profit as a percentage of sales decreased 2.5 from 12.7% in fiscal 2003 to 10.2% in fiscal 2004. The decrease was mainly the result of increased raw material costs in our trailer and related transportation equipment segment related to steel and wood which are the most significant components of our cost of goods sold. In addition, our rubber reclaim segment incurred additional costs during fiscal 2004 for repair and maintenance of their capital intensive equipment and the purchase of raw materials from foreign sources.  We were able to pass some of the price increases through to our customers although our price increases did lag behind the material cost increases throughout fiscal 2004 therefore reducing our overall gross profit.

Selling, General and Administrative (SG&A) Expenses

The Company’s SG&A expenses increased $2,290 or 26.8% for the year ended October 31, 2004 compared to 2003. The increase in expenses was professional fees and other expenses related to the unsuccessful exchange offer for Net Perceptions, Inc. These expenses are non-recurring and totaled approximately $600. Other increases include the additional SG&A expenses of $500 for Classic, depreciation and amortization of $375, insurance of $500 and the remaining increase of $315 for salaries, marketing expenses for website advertising and other general expenses.

Interest Expense

Interest expense for the year ended October 31, 2004 as a percentage of average debt borrowings of $44,088 was 9.5%.  Interest expense for the year ended October 31, 2003 as a percentage of average debt borrowings of $39,819 was 8.9%.  The increase is primarily due to the increase of the prime rate as well as increased borrowings on related party debt discussed below in “Liquidity and Capital Resources,” “Refinancing Activities,” and “Partners Equity Transactions.”

Income Tax Provision

The income tax benefit for the year ended October 31, 2004 decreased by $914 compared to the year ended October 31, 2003.   The income tax benefit is created primarily through net operating loss carry forwards recognized to the extent they are available to offset the Company’s net deferred tax liability.

Business Segments

The following information provides perspective on our business segments’ sales and operating results by segment for the years ended October 31, 2005, 2004, and 2003.  The comments that follow should be read in conjunction with our consolidated financial statements and related notes contained in this Form 10-K.  The following table shows net sales by product segment:

	Year Ended October 31,
	2005	2004	2003

Trailer manufacturing	$51,469	$48,184	$41,009
Butyl rubber reclaiming	10,962	10,712	11,005
Coach leasing	3,343	5,464	7,281

Total	$65,774	$64,360	$59,295

We allocate corporate SG&A expenses to the respective subsidiaries primarily based on a percentage of sales.  Amounts allocated by segment are as follows:

	Year Ended October 31,
	2005	2004	2003

Trailer manufacturing	$1,798	$2,280	$1,174
Butyl rubber reclaiming	383	507	317
Coach leasing	181	259	200

Total	$2,362	$3,046	$1,691

Trailer and Related Transportation Equipment Manufacturing

The following table shows sales, cost of sales, gross profit and loss before taxes and minority interest for this segment for the periods indicated:

	Year Ended October 31,
	2005	2004	2003

Net sales	$51,469	$48,184	$41,009
Cost of sales	47,473	44,116	37,704

Gross profit	$3,996	$4,068	$3,305

Gross profit %	7.8%	8.4%	8.1%

Loss before taxes and minority interest	$(2,736)	$(4,110)	$(3,480)

Sales

Net sales in this segment for fiscal 2005 were $51,469, an increase of $3,285 or 6.8% compared to net sales of $48,184 for fiscal 2004. The increase was primarily due to Classic, which increased sales by $4,997 due to twelve months vs. six months in 2004 from the acquisition date.  Additionally, there was an increase in Danzer’s sales of $2,295 for cargo trailers and $454 for truck bodies, which was due the addition of new customers on the East coast for cargo trailers and a modest increase in orders from the telecommunications industry.   Sales of United products decreased by $4,461, primarily due to the increased sales of the economy line trailers, which sell at a lower price and the closing of the White Pigeon  facility that had a decrease in sales order volume.

In fiscal 2004, sales in this segment increased $7,175 or 17.5% over the comparable period of fiscal 2003. A portion of the increase relates to our purchase of Classic, which increased our year to date sales by $4,061. In addition, cargo trailer sales have increased $3,233 due to strong customer demand for both our United and Danzer products along with the acceptance of new products offered by both subsidiaries. The increase was offset by the decrease in sales of truck bodies by approximately $119 during the twelve months ended October 31, 2004. This reduction was related to the continued decrease in orders from the telecommunications industry for truck bodies.

Gross profit

The gross profit in this segment for fiscal 2005 was $3,996, a slight decrease of 0.6% to 7.8% of revenues, compared to $4,068, or 8.4% of revenues for fiscal 2004. The acquisition of Classic contributed to the improvement of the segment’s gross profit by enabling us to add synergistic products to our trailer line product line which, historically, has had higher gross margins than our comparable products.  This increase in the gross margin from Classic is offset by the significant increase in raw materials during fiscal 2005. Although we raised our selling prices an average of 17% to offset the significant price increases, we were not able to pass all the cost increases through to our customers on a timely basis which reduced our overall gross profit margins.

The gross profit for fiscal 2004 increased slightly to 8.4% of revenues as compared to 8.1% for fiscal 2003. The cost of plywood and steel, major components of our cargo trailers increased significantly starting in August 2003 and continued through October 31, 2004. Material cost surcharges were initiated in April 2004 to our customers to offset the significant price increases we incurred from our vendors.  Our gross margins improved somewhat throughout the year, but we were unable to pass all the increases through during fiscal year 2004. For that reason, our margins were negatively affected for 2004. Our gross margins were also negatively impacted by a fire at the Hagerstown, Maryland facility in May 2004 which interrupted production. These negative affects on our gross margins were offset somewhat by the purchase of Classic in May 2004. The gross margins for the Classic trailer lines typically are higher than our historical gross margins.

Loss before taxes and minority interest

In fiscal 2005, the loss before taxes and minority interest decreased by $1,374 when compared to fiscal 2004, and $783 when compared to fiscal 2003. This improvement is primarily related to the overall reduction in SG&A expenses as a result of our cost reduction initiatives.

Looking ahead

Future improvement in this segment will depend on our ability to continue to pass through our raw material cost increases to our customers.  The increased volume of Classic is expected to continue to improve our gross margin as Classic’s product line historically had higher gross margins than our comparable products. We expect our plant closing and the elimination of the truck body line to decrease our overhead expenses and improve our operating efficiencies.  We are also implementing a process to pool all of our related resources together for our trailer manufacturing subsidiaries to increase our purchasing power, obtain volume discounts and increase our Brand awareness.

Butyl Rubber Reclaiming

The following table shows sales, cost of sales, gross profit and loss before taxes and minority interest for this segment for the periods indicated:

	Year Ended October 31,
	2005	2004	2003

Net Sales	$10,962	$10,712	$11,005
Cost of Sales	11,897	10,472	9,972

Gross Profit	$(935)	$240	$1,033

Gross Profit %	(8.5)%	2.2%	9.4%

Loss before taxes and minority interest	$(2,488)	$(1,606)	$(752)

Sales

Net sales in this segment for fiscal 2005 were $10,962 as compared to net sales of $10,712 for fiscal 2004, representing an increase of $250 or 2.3%.  Sales in this segment remain relatively flat due to the limited availability of raw materials.  Sales to our customers have remained the same and additional increases will depend on finding new sources of butyl inner tubes and developing other natural rubber products. In addition, alternative sources of material, including overseas sources, are being pursued to provide a consistent supply of material. We continue to utilize our fine grind and other processes to increase our ability to process other types of products for our butyl reclaim products as well as other natural rubber products.

Net sales in this segment for fiscal 2004 as compared to fiscal 2003 decreased by $293 or 2.7%.  Sales in this segment remain flat due to the limited availability of raw materials.

Gross profit

Gross profit as a percentage of sales decreased by 10.7% to $(935) for fiscal 2005 as compared to $240 for fiscal 2004. The primary reason for this decrease is due to lower production because of an electrical fire that closed the plant for seven days in December 2004. In addition, our rubber reclaim segment incurred additional costs during fiscal 2005 for repair and maintenance and additional processing of materials while a critical piece of equipment was under repair of this capital intensive equipment. Also additional reserves of approximately $500 were established on slow moving inventory that decreased our gross margins by approximately 4.5%. In addition, an increase in purchases of raw materials from foreign sources, a significant increase in the cost of natural gas and electricity also affected gross profit.

Gross profit as a percentage of sales decreased by 7.2% for fiscal 2004 as compared to fiscal 2003. The primary reason for this decrease is a lack of a consistent supply of raw materials and increasing energy costs. As a result of having to use less than optimum raw material mix in the reclaiming process, additional processing time is incurred to ensure delivery of quality product. Our processes require significant amounts of natural gas and electricity which increase significantly during fiscal 2004. Additional costs were incurred to maintain the equipment in this very capital intensive operation. During fiscal 2004 we initiated price increases of 5% to partially offset increasing costs of production and materials.

Loss before taxes and minority interest

In fiscal 2005, the loss before taxes and minority interest increased by $882 as compared to fiscal 2004, and $1,736 as compared to fiscal 2003. The decrease in profitability and negative trend as noted above has been primarily due to the significant increases in energy costs, inefficiencies in production and higher maintenance costs and additional reserves on our raw materials.

Looking ahead

The Company’s management has put into place new process for our Butyl, cryogenic and fine grind systems. We anticipate the new processes will improve our efficiencies and provide additional profitability for this segment.

Coach Leasing

The following table shows sales, cost of sales, gross profit and loss before taxes and minority interest for this segment for the periods indicated:

	Year Ended October 31,
	2005	2004	2003

Net Sales	$3,343	$5,464	$7,281
Cost of Sales	1,936	3,216	4,060

Gross Profit	$1,407	$2,248	$3,221

Gross Profit %	42.1%	41.1%	44.2%

Loss before taxes and minority interest	$(2,211)	$(1,574)	$(122)

Sales

Net sales for fiscal 2005 were $3,343, a decrease of $2,121 or 38.8% compared to net sales of $5,464 for fiscal 2004.  The decrease in sales relates to a lower utilization of our fleet. Management believes the lower utilization is due to increased market competition in the industry and a significant decrease in the number of professional acts touring. We also experienced turnover in management which also contributed to the loss of several tours. Utilization of our fleet decreased 10.9% for the fiscal year end 2005 as compared to 2004 which had a negative impact on our operations. At this time, we cannot estimate when tours for the entertainment industry will return to previous historical levels.  As noted in Part II, Item 1 “Legal Proceedings”, the Company filed a lawsuit against the former owners of Pyramid for violation of their non-compete agreement.

Sales for fiscal 2004 decreased by $1,817 or 25% from fiscal 2003.  The decrease in sales relates to a lower utilization of our fleet compared to the same period for fiscal 2003. Management believes the lower utilization is due to increased market competition in the industry. As noted in legal matters in section, Item 3, the company filed a lawsuit in December 2004 against the former owners of Pyramid for violation of their non-compete agreement.  Utilization of our fleet for fiscal 2004 decreased 25% for the twelve months ended October 31, 2004 as compared to the same period for fiscal 2003. In fiscal 2003, sales increased 14.2% in the amount of $907 over fiscal 2002. The increase in sales is attributable to marketing efforts and the addition of six coaches during fiscal 2003. Our marketing efforts on specialized tour groups such as golf course trips, Broadway musicals, corporate customers, and rock and pop bands expanded our customer base as these customers are in addition to the country and western performers who have traditionally been this segment’s primary customer base.

Gross profit

Gross profit was $1,407 for this segment, or 42.1% as a percentage of net sales for the fiscal year ended  2005 compared to $2,248 or 41.1% for the fiscal year ended  2004. The increase is attributable primarily to the mix of utilization of the coaches owned in our fleet and a lower need to sublease additional buses from third parties to meet demand for 2004. Coaches which we must sublease from third parties are typically leased to our customers at lower gross margins for us. As demand has decreased, our need for third party coaches has also decreased. Since November 2004, we have sold a total of three older coaches at no material gain or loss.  The sale of our older coaches is expected to reduce our fleet maintenance expenses as the older coaches require a higher level of maintenance.

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

Loss before taxes and minority interest

In fiscal 2005, the loss before taxes and minority interest increased $637 from fiscal 2004 and $2,089 since fiscal 2003. The decrease in profitability and negative trend as noted above has been primarily due to the significant increase in industry competition in fiscal 2005 and 2004.

Looking ahead

Looking ahead, segment sales and gross profits in fiscal 2006 will depend on the industry market conditions.  We are continually working to improve our utilization of our owned coaches to increase our revenues and minimize additional costs from leasing third party buses. We continue to explore other non traditional uses for our coaches to improve the utilization and therefore increase our profitability in this segment. We are also evaluating our coaches and as noted above selling the older coaches in our fleet to reduce our costs.

Liquidity And Capital Resources

Overview

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. These recurring losses, working capital deficits and certain loan covenant violations and have led the Company’s independent auditor, Somerset CPAs P.C. to include a going concern emphasis paragraph in its audit report relating to the Company’s audited consolidated financial statements for the year ended October 31, 2005.  Historically certain cash losses have been financed with DC Investments and its subsidiary Fair Holdings, entities controlled by the Company’s Chairman. As of October 31, 2005, our total debt outstanding to Fair Holdings was $31,173.

We are continuing to address our liquidity and working capital needs through various means including operational changes and financing matters which are discussed below. During fiscal 2006 we expect to refinance current debt of $17,000 on a long-term basis. We also expect to generate approximately $5,200 in cash from operations which will be used to satisfy current obligations. Any potential cash shortage is expected to be supported through our existing lines of credit with Fair Holdings.  Up to $5,600 was available under our lines of credit with Fair Holdings at October 31, 2005.  We also believe, based on oral representation of Fair Holdings, additional financial support is available from Fair Holdings, if necessary.

Working Capital

Our businesses are working capital intensive and require funding for purchases of production inventory, capital expenditures and expansion and upgrading of facilities.   Each of our subsidiaries have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations.  Our working capital position (current assets over current liabilities) was negative at October 31, 2005 by $18,289. At the end of fiscal year 2004, our working capital position was negative by $10,784.  The decrease in working capital is primarily attributable to certain loans that became current as of October 31, 2005. We are currently working to cure our loan covenant violations for United and extend our subordinate debt of $8,500, refinance loans for Obsidian Leasing in the amount of $2,974 and US Rubber in the amount of $5,005 as noted in further detail below. The refinancing of these obligations along with positive cash flow from operations is expected to improve our working capital to a positive position upon completion.

We continue to address liquidity and working capital issues in a number of ways.  In fiscal 2005, net cash used in continuing operations was $7,115 compared to $4,600 in fiscal 2004. The use of cash and working capital was primarily related to operating losses.  For fiscal 2006, we expect our operations to begin to generate positive cash and increase our overall working capital through improved operations as follows:

•                  Cost reduction and other initiatives are being put in place for raw materials in the trailer and related transportation manufacturing segment with the consolidation of plant operations and the discontinuation of production on the truck body product line to reduce overhead costs, implementation of alternative materials and additional discounts through volume purchasing by pooling our purchasing power from all affiliated companies. Significant increases in raw material costs are passed through to our customers through price increases.

•                  We have financial commitments available from Fair Holdings to provide, additional borrowings under a line of credit agreements, which expire through April 2012.  Approximately $5,600 is currently available to us under these agreements.

•                  Obsidian Leasing has current debt obligation due of $3,144.  The Company is actively working to refinance $2,974 of this debt with other banks.

•                  US Rubber had a balloon payment on its debt which was due October 24, 2005. We are currently working with the bank under a short term extension to refinance the debt on a long term basis.

•                  We are actively working to restructure or refinance our high interest rate debt on more favorable terms. Approximately $22,271 of our debt bears interest from rates ranging from 10% to 15%.

•                  As fully described under the “Guarantees of Obsidian Capital Partners”, we have an agreement that gives us the right to mandate a capital contributions if the lenders to U.S. Rubber or United were to declare a default.  In either of those events, the Company has the right to enforce a capital contribution agreement up to $1,370 on U.S. Rubber and $1,000 on United to fund the respective subsidiary’s shortfall.  These payments, if any, would be applied directly to reduce the respective subsidiary’s debt obligations to the lender.

Management believes the steps taken to improve operations will positively impact our liquidity and working capital for fiscal 2006.  In addition, we continue to look for ways to strengthen our liquidity, equity and working capital through ongoing evaluations of merger and acquisition candidates and other recapitalization methods.

Financial Covenants

Significant financial covenants in our credit agreements are the maintenance of minimum ratios, levels of earnings to funded debt and fixed charge coverage ratios.  The Company did not meet requirements and covenants in certain debt agreements.

At October 31, 2005, United did not meet financial covenants with its Bank and Huntington Capital Investment Company.  United did not meet its tangible net worth and fixed charge coverage ratios. The total debt of $7,064 is classified as current.

Obsidian Leasing was in technical default of its fixed charge coverage ratio with a Bank. In December 2005, Obsidian Leasing entered into a term loan note modification agreement with the Bank which extended the maturity of the debt to November 1, 2006, increased the monthly payment to $47 and increased the interest rate to 8.50%.  Management is currently exploring options with regard to refinancing the outstanding debt.

At December 31, 2005, DC Investments Leasing was in violation of its debt service coverage ratio with the Bank.  The amount of $1,983 has been classified as current as of October 31, 2005 until a waiver can be obtained or completion of an amendment to cover future violations.

US Rubber did not meet its financial covenant related to its fixed charged ratio and the delivery of audited statements within 90 days. The bank debt has matured and the Company is currently working with the bank on a short term extension until it is refinanced.  The total debt of $5,005 is classified as current.

Obsidian Enterprises did not meet its financial covenant related to a minimum working capital requirement and delivery of audited statements within 90 days with RENN Capital. No waiver was received and the total balance of $500 is classified as current.

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

Long-Term Assets

Long-term assets as of October 31, 2005 were $31,431 compared to $32,810 as of October 31, 2004. The net decrease of $1,379 was primarily due to amortization of intangible assets, depreciation of assets net of capitalized purchases and the disposal of assets.

Capital Structure

The following table details our total capitalization components:

	2005	2004

Short-term debt	$25,029	$18,383
Long-term debt, including Redeemable Preferred Stock	32,072	30,413
Stockholders’ deficit	$(24,230)	$(13,769)

Total debt increased in fiscal 2005 by $8,495 compared to fiscal 2004. The increase relates primarily to the increase in working capital needs by funding operational losses, financing of operational equipment and coaches and the change in the valuation of Redeemable Stock. Shareholders equity decreased primarily as a result of the current year loss.

Cash Availability

On a consolidated basis, at October 31, 2005, we had approximately $651 of cash and cash equivalents.  United, Classic, Danzer, U.S. Rubber, and Obsidian Enterprises each have revolving credit lines available for working capital at each individual entity.  Borrowings under the credit facilities are available to the lesser of the maximum amount or the borrowing base as defined in the credit agreement.  At October 31, 2005, additional current availability under these credit lines and maximum availability if supported by their individual borrowing base are:

Company	Current Availability	Maximum Availability
United Expressline (1)	$696	$696
Classic Manufacturing	213	213
U.S. Rubber (1)	938	938
Danzer Industries (1)	1,720	1,720
Obsidian Enterprises (1)	2,096	2,096
Pyramid Coach (1)	170	170

(1)   Additional borrowings only through Fair Holdings, a Related Party, under existing lines of credit.

Partners Equity Transactions

Obsidian Capital Partners (“Partners”), our major shareholder, was required under the Agreement and Plan of Reorganization to fund through the purchase of additional preferred stock certain ongoing administrative expenses of the Company to complete the Plan of Reorganization, complete all required current and prior year audits to meet the regulatory filing requirements, and ensure all annual and quarterly SEC filings are completed to enable the registration of the preferred stock issued to Partners.

In October 2003, Partners acquired shares of the Company’s Series D Preferred Stock for $250 under the capital contribution agreement described under “Guarantee of Partners” below.

In March 2004, Partners converted all of the outstanding Series C and D Preferred Stock to 1,807,492 shares of common stock.

Guarantees Of Obsidian Capital Partners

We have an agreement with Partners that gives us the right to mandate under the debt obligations with third parties a capital contribution from the Partners if the lenders to U.S. Rubber or United were to declare a default.  In either of those events, the Company has the right to enforce a capital contribution agreement with Partners requiring a contribution of up to $1,370 to be made to U.S. Rubber and $1,000 to be made to United to fund the respective subsidiary’s shortfall.  These payments, if any, would be applied directly to reduce the respective subsidiary’s debt obligations to the lender.  During fiscal 2003, Partners contributed $250 under the above agreement and was issued Series D Preferred Stock which was converted to 49,998 shares of common stock in March 2004. The proceeds were contributed to U.S. Rubber to keep the Company in compliance with its fixed charge coverage ratio for its revolving line of credit agreement.

Champion Transactions

To facilitate the sale of substantially all assets of Champion, on January 27, 2003, the Company agreed to a settlement with Markpoint of its outstanding subordinated debt with Champion. In return for cancellation of the indebtedness and release of a pending legal action against us and Champion, we made a cash payment to Markpoint of $675 and issued to Markpoint 32,143 shares of the Company’s Series D preferred stock. In addition, we agreed to repurchase these shares at a price of $21 per share.  Our repurchase obligation was guaranteed by Mr. Durham. Fair Holdings assumed the repurchase obligation. See Item 13 “Certain Relationships and Related Transactions.” In calendar 2003 Markpoint exercised its option to require the repurchase of the shares and the shares were purchased by Fair Holdings.  Subsequent to the settlement, the Company’s Board of Directors authorized the sale of Champion, which was completed January 30, 2003.

Off-Balance Sheet Arrangements and Contractual Obligations

It is not our usual business practice to enter into off-balance sheet arrangements, except for off-balance sheet arrangements related to operating lease commitments described below in the table of contractual obligations.

A summary of our contractual cash obligations for the fiscal years ending 2006 through 2009 and 2010 and thereafter at October 31, 2005 is as follows:

Contractual Obligations	Total	2006	2007	2008	2009	2010 and Thereafter

Long-term debt, and all debt service interest payments(1)	$65,972	$23,821	$22,675	$5,711	$1,960	$11,805
Operating leases(2)	1,850	513	436	235	201	465
Purchase Commitments(3)	1,036	1,036
Redeemable Stock(4)	252	—	252	—	—	—

Total contractual cash obligations	$69,110	$25,370	$23,363	$5,946	$2,161	$12,270

(1)          The Company has debt outstanding which matures through 2014.

(2)          The Company has various operating lease commitments, principally related to machinery and equipment, office equipment, and facilities which go through 2012.

(3)          The Company entered into a purchase agreement for equipment which requires full payment during fiscal 2006.

(4)          In conjunction with the United acquisition in 2001, the Company issued 154,482 shares of Common Stock to Huntington Capital Investment Corporation (“Huntington”), the senior subordinated lender of United. The note purchase agreement included a provision giving Huntington the option to require the Company to repurchase these shares at 90% of market value at the date of redemption upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. As the redemption value is variable, the Company recognizes changes in the estimated fair value each quarter. Changes in fair value are adjusted through additional paid in capital or retained earnings when additional paid in capital related to the fair value change has been reduced to zero. At October 31, 2005, the estimated redemption requirement is $252.

Cash flow and liquidity are discussed further below, and in the footnotes to our consolidated financial statements.

The following details our commercial commitments included in contractual obligations;

Other Commercial Commitment	Total Amount Committed	Outstanding at October 31, 2005	Date of Expiration

Line of credit, bank	$1,000	$787	May 1, 2006
Line of credit, bank	5,000	3,472	July 19, 2008
Line of credit, bank	4,000	2,672	October 1, 2005(1)
Line of credit, related party	15,000	12,904	January 1, 2007
Line of credit, related party	5,000	3,280	April 1, 2006
Line of credit, related party	3,000	2,304	April 15, 2012
Line of credit, related party	5,500	4,562	April 15, 2012
Line of credit, related party	750	580	April 15, 2012

(1) The Company is working with the bank on a temporary extension until the debt can be refinanced.

Our net cash used in continuing operations for the year ended October 31, 2005 was $7,115. This is comprised of a loss from continuing operations of $10,652, offset by non-cash depreciation and amortization of $3,573, increases in customer deposits of $72, accrued expenses of $174, other assets of $23, and deferred taxes of $233 and decreases of accounts receivable of $1,229, inventory of $5, and accounts payable of $1,721.  In addition, we had non-cash gain on minority interest of $31, accretion of interest of $402, and a loss on sale of equipment of $90.

Net cash flow provided from financing activities for the year ended October 31, 2005 was $9,334.  This is comprised of borrowings of long-term debt and net borrowings of short-term debt including related parties of $11,914, related party advances net of $1,410, offset by repayments on lines of credit of $52, principal repayments of long-term debt of $3,798, and debt issuance costs of $140.

Cash flow was used in investing activities for the year ended October 31, 2005 of $2,256.  This is comprised of purchases of property and equipment of $2,700 and proceeds from the sale of property and equipment of $444.

The total increase (decrease) in cash is summarized as follows:

	Year Ended October 31,
	2005	2004	2003

Net cash used in continuing operations	$(7,115)	$(4,600)	$(2,604)
Net cash used in investing activities	(2,256)	(2,509)	(3,623)
Net cash provided by financing activities	9,334	6,649	6,496
Net cash flow provided by (used in) discontinued operations	—	—	(41)

Increase (decrease) in cash and cash equivalents	$(37)	$(460)	$228

Critical Accounting Policies

Our significant accounting policies are summarized in the footnotes to our financial statements.  Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment.  Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment.  We have not historically experienced significant bad debts expense, and we believe our reserve for doubtful accounts of $760 should be adequate for any exposure to loss in our October 31, 2005 accounts receivable.  We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $2,195 is adequate.  We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives.  Property and equipment are reviewed for impairment when events and circumstances indicate impairment factors may be present. During fiscal 2005 and 2004, certain equipment became idle due to the realignment of the plant at U.S. Rubber.  The equipment will be used in the future for replacement of existing equipment as needed.  Due to the uniqueness of the equipment and the high cost to buy new similar pieces, the net book value of $1,544 and $353 for the years ended October 31, 2005 and 2004, respectively, was transferred to other assets under idle equipment and is subject to impairment valuation. Accordingly, we continue to analyze the Danzer and US Rubber assets for impairment in conjunction with our analysis of the continuing operations of these facilities. In assessing the recoverability of our property and equipment, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations. As of October 31, 2005 we determined there is no impairment of our property and equipment.

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

The initial cost of coaches acquired is depreciated over a straight-line basis to a salvage value of 38% of original cost. Subsequent enhancements and refurbishments of coaches are depreciated over five years using the straight-line method. The age of coaches in our fleet range from less than one year to eleven years, with an average age of approximately six years. Actual value of coaches after 15 years is dependent on several factors including the level of maintenance and the market conditions at the time of disposal. We recently disposed of two coaches which did not result in a material gain or loss.  We continue to evaluate our estimates with respect to the actual depreciation of such vehicles based on market conditions and our experience in disposals when they occur. Depreciation expense related to the coaches for the year ended October 31, 2005 was approximately $797. If future factors indicate that our salvage value on the coaches should be reduced to 20%, depreciation expense would have to be increased approximately $177 to $974. If it is determined that the coaches have no salvage value, estimated depreciation expense for the coaches for the year ended October 31, 2005 would have approximated $1,170.

In conjunction with financing of the acquisition of United, the Company issued 154,482 shares of common stock to Huntington Capital Investment Corporation (“Huntington”). The note purchase agreement includes a provision that gives Huntington the option to require the Company to repurchase these shares at 90% of market value upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. Increases in the value of the Company’s stock will result in a corresponding increase to this repurchase requirement. Subsequent to October 31, 2005 Huntington sold its shares to Black Rock Acquisition Corp for $1.85 per share. This transaction was a result of the “going private” transaction as fully disclosed in the schedule 13-E3 filing as of January 30, 2006.

With the acquisition of Classic effective May 1, 2004, we issued 170,451 shares of our common stock to the former owners of Classic. The purchase agreement for Classic included a provision that gives the sellers the right to have us redeem these shares at a price of $6.5970 per share within five years of the date of issuance of the shares. The sellers have the right to partially redeem these shares in increments of 10,000 or more shares per transaction. The agreement also has an automatic termination provision if the Company’s shares have traded at a closing price of greater than $7.33 per share for any consecutive period of 60 trading days during the period of time commencing on the date there are no restrictions on the seller’s sale of shares and ending on the fifth anniversary of the agreement. Subsequent to October 31, 2005 these shares were contributed under a subscription agreement to Black Rock Acquisition Corp. in exchange for the same number of Black Rock shares. This transaction was also part of the “going private” transaction as fully disclosed in the schedule 13-E3 filing as of January 30, 2006.

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

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share and share data)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Obsidian Enterprises, Inc. and Subsidiaries

Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Obsidian Enterprises, Inc. and Subsidiaries, as of October 31, 2004, were audited by other auditors whose report dated February 4, 2005, included an explanatory paragraph that described the assumption the Company would continue even though it had going concern even though it had suffered recurring losses from operations, total liabilities exceeded total assets, and had not complied with the terms of its debt financing agreements as discussed in the Summary of Significant Accounting Policies in the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Obsidian Enterprises, Inc. and Subsidiaries at October 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2005 consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Summary of Significant Accounting Policies, the consolidated financial statements of the Company reflects recurring losses from operations, current liabilities in excess of current assets, violation of certain loan covenants,  and shareholders equity deficit.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Realization of assets and satisfaction of liabilities in the ordinary course of business is dependent upon the Company’s ability to generate sufficient cash flow to meet its obligations on a timely basis, successfully refinancing certain obligations and ability to obtain additional borrowings.  Management’s plans in regard to these matters are also described in the Summary of Significant Accounting Policies.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The accompanying notes are an integral part of the consolidated financial statements.

Somerset CPAs, P.C.

Indianapolis, Indiana

February 10, 2006

The accompanying notes are an integral part of the consolidated financial statements.

	October 31, 2005	October 31, 2004

Assets

Current assets:
Cash and cash equivalents	$651	$688
Marketable securities	75	74
Accounts receivable, net of allowance for doubtful accounts of $760 for 2005 and $743 for 2004	3,961	5,190
Accounts receivable, related parties (Note 15)	157	71
Inventories, net (Note 6)	8,096	8,101
Prepaid expenses and other assets	973	980
Deferred income tax assets (Note 14)	1,390	1,209

Total current assets	15,303	16,313

Property, plant and equipment, net (Note 7)	20,941	23,350

Other assets:
Goodwill not subject to amortization	7,055	7,055
Intangible assets (Notes 3 and 5):
Noncompete agreements, less accumulated amortization of $1,029 for 2005 and $783 for 2004	625	871
Trade name and customer relations, less accumulated amortization of $508 for 2005 and $390 for 2004	773	891
Deferred debt costs, less accumulated amortization of $603 for 2005 and $293 for 2004	97	277
Idle Equipment	1,897	353
Other	43	13

	$46,734	$49,123

The accompanying notes are an integral part of the consolidated financial statements.

	October 31, 2005	October 31, 2004
Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt (Note 8)	$20,914	$18,376
Current portion of long-term debt, related parties (Note 8 and 15)	4,115	7
Accounts payable, trade	3,521	5,242
Accounts payable, related parties (Note 15)	2,592	1,268
Accrued compensation	786	830
Accrued expenses	1,505	1,287
Customer deposits	159	87

Total current liabilities	33,592	27,097

Accounts payable, related parties (Note 15)	556	556

Long-term debt, net of current portion (Note 8)	3,637	8,547

Long-term debt, net of current portion, related parties (Note 8 and 15)	27,058	20,299

Deferred income tax liabilities (Note 14)	4,530	4,582

Minority interest	214	244

Redeemable stock (Note 11):
Common stock, 324,933 shares outstanding for 2005 and 2004	1,377	1,567

Stockholders’ deficit (Note 12):
Common stock, par value $.0001 per share; 10,000,000 shares authorized; 3,109,333 issued and outstanding in 2005 and 2004	1	1
Additional paid-in capital	13,505	13,315
Accumulated other comprehensive loss	(39)	(40)
Accumulated deficit	(37,697)	(27,045)

Total stockholders’ deficit	(24,230)	(13,769)

	$46,734	$49,123

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share and share data)

	Year Ended October 31,
	2005	2004	2003

Net sales	$65,774	$64,360	$59,295

Cost of sales	61,306	57,084	51,736

GROSS PROFIT	4,468	6,556	7,559

Selling, general and administrative expenses	(10,265)	(10,827)	(8,537)
Insurance settlement	2	404	—

Loss from operations	(5,795)	(3,867)	(978)

Other income (expense):
Interest expense (Note 8)	(5,160)	(4,165)	(3,547)
Other income	142	61	17
Other expense	(96)	(13)	(81)

Loss before income taxes and discontinued operations	(10,909)	(7,984)	(4,589)

Income tax benefit (Note 14)	226	23	937

Loss from continuing operations before discontinued operations	(10,683)	(7,961)	(3,652)

Loss from discontinued operations, net of tax (Note 4)	—	—	(49)

Loss before minority interest	(10,683)	(7,961)	(3,701)

Minority interest	31	(72)	(172)

Net loss	$(10,652)	$(8,033)	$(3,873)

Basic and diluted loss per share attributable to common shareholders (Note 2):
From continuing operations	$(3.37)	$(2.47)	$(5.87)
Discontinued operations, net of tax	—	—	(.07)

Net loss per share	$(3.37)	$(2.47)	$(5.94)

Weighted average common and common equivalent shares outstanding, basic and diluted:	3,109,333	2,699,252	720,157

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(dollars in thousands)

									Accumulated
				Series C Convertible		Series D Convertible		Additional	Other
	Comprehensive	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated
	Loss	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at October 31, 2002, as previously reported		720,157	1	3,982,193	5	88,330	—	10,186	(49)	(10,832)	(689)

Contribution to capital from sale of Champion to related party	$—	—	—	—	—	—	—	1,142	—	—	1,142
Tax effect of sale of coaches to DC Investments Leasing	—	—	—	—	—	—	—	(96)	—	—	(96)
Extension of stock options	—	—	—	—	—	—	—	30	—	—	30
Assignment of 16,072 shares of Series D mandatory redeemable Preferred Stock	—	—	—	—	—	16,072	—	337	—	—	337
Issuance of 14,285 shares of Series D Preferred Stock associated with Obsidian Capital Partners	—	—	—	—	—	14,285	—	250	—	—	250
Loss on available-for-sale marketable securities	49	—	—	—	—	—	—	—	49	—	49
Fair value adjustment on redeemable Preferred Stock	—	—	—	—	—	—	—	(104)	—	(299)	(403)
Prior period adjustment	—	—	—	—	—	—	—	—	—
2003 net loss	(3,873)	—	—	—	—	—	—	—	—	(3,873)	(3,873)

Total comprehensive loss	$(3,824)

Balance at October 31, 2003, as restated		720,157	1	3,982,193	5	118,687	—	11,745	—

Assignment of 16,071 shares of Series D mandatory redeemable Preferred Stock	$—	—	—	—	—	16,071	—	337	—	—	337
Issue Common Stock shares for the purchase of Classic	—	170,451	—	—	—	—	—	1,250	—	—	1,250
Reclassification to redeemable Preferred Stock	—	—	—	—	—	—	—	(1,125)	—	—	(1,125)
Extension of stock options	—	—	—	—	—	—	—	40	—	—	40
Conversion of Series C and Series D convertible Preferred Stock to common stock	—	2,218,725	—	(3,982,193)	(5)	(134,758)	—	5	—	—	—
Loss on available-for-sale marketable securities	(40)	—	—	—	—	—	—	—	(40)	—	(40)
Fair value adjustment on redeemable Preferred Stock	—	—	—	—	—	—	—	1,063	—	298	1,361
2004 net loss	(8,033)	—	—	—	—	—	—	—	—

Total comprehensive loss	$(8,073)

Balance at October 31, 2004		3,109,333	1	—	—	—	—	13,315	(40)

Gain on available-for-sale marketable securities	$1	—	—	—	—	—	—	—	1	—	1
Fair value adjustment on redeemable Preferred Stock	—	—	—	—	—	—	—	190	—	—	190
2005 net loss	(10,652)	—	—	—	—	—	—	—	—	(10,652)	(10,652)

Total comprehensive loss	$(10,651)
Balance at October 31, 2005		3,109,333	1	—	—	—	—	$13,505	$(39)

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2005	2004	2003

Cash flow from operating activities from continuing operations:
Loss from continuing operations	$(10,652)	$(8,033)	$(3,824)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,573	3,499	2,850
Loss (gain) on sale of equipment	90	(352)	10
Loss on marketable securities	—	—	72
Stock-based compensation	—	40	30
Minority interest	(31)	72	172
Accretion of interest	402	297	394
Deferred income taxes	(233)	(98)	(1,003)
Changes in operating assets and liabilities net of effect of acquisitions: Accounts receivable, net	1,229	(1,222)	(357)
Inventories, net	5	(595)	(140)
Other assets	(23)	(468)	(54)
Accounts payable, trade	(1,721)	2,264	(709)
Accrued expenses	174	195	(96)
Customer deposits	72	(199)	51

Net cash used in operating activities from continuing operations	(7,115)	(4,600)	(2,604)

Cash flows from investing activities from continuing operations:
Capital expenditures	(2,700)	(1,451)	(3,654)
Proceeds from sale of equipment	444	664	31
Cash payments in connection with the purchase of Classic, net of cash acquired	—	(1,722)	—

Net cash used in investing activities from continuing operations	(2,256)	(2,509)	(3,623)

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended October 31,
	2005	2004	2003

Cash flows from financing activities from continuing operations:
Advances from (repayments to) related parties	1,410	777	(885)
Net borrowings (repayments) on lines of credit	(52)	673	1,352
Borrowings on long-term debt	500	1,292	2,928
Borrowings on long-term debt, related parties	11,414	7,042	6,811
Principal repayments on long-term debt	(3,198)	(2,495)	(3,592)
Principal repayments on long-term debt, related parties	(600)	(944)	(273)
Debt issuance costs	(140)	(46)	(95)
Proceeds from capital contributions and sale of common stock	—	350	250

Net cash provided by financing activities from continuing operations	9,334	6,649	6,496

Net cash flow provided by (used in) discontinued operations	—	—	(41)

Increase (decrease) in cash and cash equivalents	(37)	(460)	228

Cash and cash equivalents, beginning of year	$688	$1,148	$920

Cash and cash equivalents, end of year	$651	$688	$1,148

Interest paid	$2,551	$2,085	$2,956

Taxes paid	$68	$75	$96

Noncash investing and financing activities:
Contribution to capital from sale of Champion to related party	$—	$—	$1,142
Issuance of redeemable stock in conjunction with the sale of Champion	$—	$—	$675
Assignment and assumption of redeemable stock to Fair Holdings	$—	$337	$337
Tax effect of sale of coaches to a related party recorded as a reduction of equity	$—	$—	$96
Reclassification of debt due to assumption of credit agreement by Fair Holdings	$—	$—	$1,488
Coaches and equipment purchased with debt	$—	$—	$221
Fair value changes of redeemable stock	$190	$1,361	$403
Stock issued in purchase of Classic	$—	$1,250	$—

The accompanying notes are an integral part of the consolidated financial statements.

1.          DESCRIPTION OF BUSINESS AND CHANGE OF NAME

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

Butyl-Rubber Reclaiming

•                  U.S. Rubber Reclaiming, Inc. (“U.S. Rubber”, the accounting acquirer), which is engaged in reclaiming scrap butyl rubber into butyl reclaim for resale to manufacturers of rubber products.

Coach Leasing

•                  Pyramid Coach, Inc. (“Pyramid”), which is engaged in the leasing of coaches, designed and fitted out for use for travel by country, rock bands and other business enterprises, primarily on weekly to monthly leases. The coach leasing segment also includes the assets, liabilities, equity and results of operations of DW Leasing, LLC (“DW Leasing”), formed December 1, 2002, Obsidian Leasing Company, Inc. (“Obsidian Leasing”), formed November 1, 2001, and DC Investments Leasing, LLC (“DC Investments Leasing), formed December 13, 2002.  DW Leasing and DC Investments Leasing are controlled by individuals who are also controlling shareholders of Obsidian Enterprises and, accordingly, Pyramid.  In addition, these entities meet the requirements for consolidation under FASB Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.  DW Leasing, Obsidian Leasing and DC Investments Leasing also own the majority of the coaches operated by Pyramid.  All intercompany transactions are eliminated in consolidation.

Trailer and Related Transportation Equipment Manufacturing

•                  United Acquisition, Inc., which we operate as United Expressline, Inc. (“United”), manufactures and sells general use cargo trailers and specialty trailers used in the racing industry and for other special purposes.

•                  Danzer Industries, Inc. (“Danzer”), which is principally engaged in the design, manufacture and sale of truck bodies and cargo trailers.

•                  Classic Manufacturing, Inc. (“Classic”) was acquired in May 2004. Classic manufactures steel-framed cargo, fifth wheel, gooseneck, motorcycle, race, snowmobile and stacker/lift trailers and open trailers used in the landscape industry.

•                  Champion Trailer, Inc. (“Champion”) manufactures and sells transport trailers to be used primarily in the auto racing industry.  The Company’s Board of Directors agreed to a plan to dispose of Champion as further described in Note 4.  The sale of Champion was completed January 30, 2003.  Accordingly, the operations of Champion are classified as discontinued operations in the accompanying financial statements.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements present the accounts of Obsidian Enterprises and its wholly owned subsidiaries described in Note 1 for the periods ended October 31, 2005, 2004 and 2003.  The entities are collectively referred to herein as the “Company.”  All significant intercompany transactions and balances have been eliminated in consolidation.  The fiscal 2005 and 2004 results of operations include the operations of Classic from May 1, 2004 (date of acquisition).

BASIS OF PRESENTATION:

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Realization of assets and satisfaction of liabilities in the ordinary course of business is dependent upon the consolidated entity of Obsidian ability to generate sufficient cash flow, successfully refinancing certain obligations and ability to obtain additional borrowings. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Obsidian Enterprises’ management has taken several actions to ensure that the Company will continue as a going concern, including expense reduction and operational efficiencies through the closing of a plant facility and the elimination of the Truck body line within its Transportation and equipment manufacturing segment, invested in new capital equipment to improve operational efficiencies within its rubber reclamation segment and increased sales prices on certain products. In addition, Obsidian Enterprises is in the final stages of going private which will provide a substantial reduction in administrative expenses. Management believes these actions will contribute toward achieving profitability.

REVENUE RECOGNITION:

Sales are recorded when title passes to the customer (FOB shipping point) or when services are performed in accordance with agreements with customers.  The Company accumulates costs of trailers in work-in-process inventory until completion.  The Company recognizes repair revenue when services are provided to the customer.  Shipping and handling charges billed to the customers are included in net sales.  Shipping and handling costs incurred by the Company are included in selling, general, and administrative expenses.  Shipping and handling costs amounted to $138, $153, and $94 for the years ended October 31, 2005, 2004, and 2003, respectively.

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

PROPERTY, PLANT AND EQUIPMENT:

Building, equipment, furniture and fixtures are recorded at historical cost with depreciation taken using primarily the straight-line method over their estimated useful lives. Life ranges for property and equipment are as follows:

Buildings and improvements	8 – 40 years
Plant machinery and equipment	5 – 7 years
Furniture and fixtures	5 – 7 years
Coach fleet	15 years
Coach refurbishments	5 years
Vehicles	5 – 10 years

The Company’s coach leasing business consists of a fleet of luxury coaches (generally a 45 foot bus shell converted to a luxury coach) that are leased to entertainment personalities, corporate groups and other traveling programs. The coach fleet is comprised of a mixture of vehicles ranging from new (the most recent acquired in January 2004) to approximately 11 years old. The average age of the coaches is six years. They can be segregated as follows:

Age
1-3 years	7 coaches
4-6 years	14 coaches
7-11 years	15 coaches

The initial cost of coaches acquired is depreciated over a straight-line basis to a salvage value of 38% of original cost. Subsequent enhancements and refurbishments of coaches are depreciated over five years using the straight-line method. Actual value of coaches after 15 years is dependent on several factors including the level of maintenance and the market conditions at the time of disposal. During fiscal 2005, the Company disposed of two coaches which did not result in a material gain or loss. Accordingly, management continues to evaluate our estimates with respect to the actual depreciation of such vehicles based on market conditions and management’s experience in disposals when they occur. Should future factors indicate the current depreciation policy is not adequate, the Company will adjust the depreciation rates, and such adjustments may have an adverse impact on the Company’s results of operations.

CONCENTRATION OF CREDIT RISK:

The Company maintains cash balances at various banks, which at various times throughout the year exceeded the Federal Deposit Insurance Corporation (FDIC) limit.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s customers are not concentrated in any one specific geographic region.  The credit risk associated with trade receivables within the various industries may be affected by changes in economic or other conditions and may, accordingly, impact the Company’s overall credit risk. The Company reviews a customer’s credit history before extending credit.  Allowances for doubtful accounts are established based on specific customer risk, historical trends and other information. Three of the Company’s reclaimed butyl rubber customers accounted for a substantial portion of the Company’s butyl rubber sales in 2005:

•                  Michelin:  42.8%

•                  Kelley Springfield: 26.3%

•                  Tyco Adhesives: 16.1%

The loss of any of the largest customers would materially and adversely affect our revenues.

ORGANIZED LABOR:

Certain of Danzer’s employees, which represent 17% of total employees, are currently represented by the United Brotherhood of Carpenters and Joiners of America, Local Union No. 340, whose contract is in effect to January 2008.  The contract contains provisions that affect compensation to be paid to employees included in the union.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible.  An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on historical experience and assessment of the general financial conditions affecting the Company’s customer base.  If actual collections experience changes, revisions to the allowance may be required.  The Company has a limited number of customers with individually large amounts due at any given balance sheet date.  Any unanticipated change in one of those customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on results of operations in the period in which such changes or events occur.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Customers generally pay accounts on 30- to 60-day terms.  The Company’s policy does not charge interest on past due receivables.

GOODWILL:

Goodwill was $7,055 at October 31, 2005 and 2004.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized in the financial statements. The Company adopted SFAS No. 142 and completes impairment testing on the first day of the fourth quarter.  There was no impairment charges recorded in fiscal 2005 or 2004.  As of October 31, 2005, goodwill in the amount of $5,784 was deductible for tax purposes.

IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING INTANGIBLES:

The Company evaluates the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets, whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  Impairment losses are recognized when the fair value is less than the asset’s carrying value.  When indicators of impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected future cash flows resulting from the use of the assets.  The net book value of the underlying assets is adjusted to fair value if the sum of expected future discounted cash flows is less than book value.  Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.  There was no impairment charges recorded during fiscal 2005 or 2004.

DEFERRED DEBT COSTS:

Deferred debt issuance costs are amortized over the term of the related debt, primarily four to five years.

WARRANTIES:

We generally warrant our trailer and related transportation equipment to be free from defects in material and workmanship, and we also provide warranties relating to performance under normal use, including service for three to five years after retail sale. Our obligation under these warranties generally is limited to the repair or replacement of the defective product. Warranty expense totaled $188, $172, and $162 for the years ended October 31, 2005, 2004 and 2003, respectively.

ADVERTISING COSTS:

The Company incurs advertising costs in the normal course of business, which are expensed as incurred. Advertising costs totaled $140, $111 and $108 for the years ended October 31, 2005, 2004, and 2003, respectively.

RESEARCH AND DEVELOPMENT:

We have not incurred any material research and development expenses during any of our last three fiscal years.

STOCK-BASED COMPENSATION:

The Company accounts for stock-based compensation under the provisions of APB No. 25.  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s basic and diluted net loss per share would remain the same. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model. There were no stock options issued for the years ending October 31, 2005, 2004 or 2003. During fiscal 2004, certain options were extended and expired June 30, 2004.

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

Our Series C Preferred Stock and Series D Preferred Stock, which have all the rights and privileges of our common stock, were convertible into common stock at rates of .40-to-1 and 3.50-to-1, respectively. Following the effective date of the 50–to-1 reverse split of the common stock, these shares were converted to common stock, and such shares are included in the weighted average common shares outstanding from the date of conversion.  There were no shares of preferred stock outstanding as of October 31, 2005.

Basic and diluted loss per share have been computed as follows:

	Year Ended October 31,
	2005	2004	2003

Loss before discontinued operations	$(10,652)	$(8,033)	$(3,824)
Change in fair value of redeemable stock	190	1,361	(403)

Loss attributable to common shareholders before discontinued operations	(10,462)	(6,672)	(4,227)

Loss from discontinued operations, net of tax	—	—	(49)

Net loss attributable to common shareholders	$(10,462)	$(6,672)	$(4,276)

Weighted average common and common equivalent shares outstanding, basic and diluted	3,109,333	2,699,252	720,157

Loss per share, basic and diluted, attributable to common shareholders:
From continuing operations	$(3.37)	$(2.47)	$(5.87)
Discontinued operations	—	—	(.07)

Net loss per share	$(3.37)	$(2.47)	$(5.94)

STOCK OPTIONS

The Company accounts for stock-based compensation under the provisions of APB No. 25.  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Accordingly, no compensation expense is recognized if the exercise price of stock options equals the fair market value of the underlying stock at the date of grant.  Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s basic and diluted net loss per share would remain the same. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options issued for the years ended October 31, 2005 and 2004. During fiscal 2004, certain options were extended and expired June 30, 2004. Their effect on pro forma net income was immaterial.

INSURANCE RECOVERY:

On May 21, 2004 Danzer’s facility in Hagerstown, Maryland was damaged by a fire. The Company completed processing its claims with its insurance carrier for damaged equipment and facilities. A gain on involuntary conversion as a result of the fire was recognized in fiscal 2004 in the amount of $404 and $2 in fiscal 2005.

COMPREHENSIVE INCOME:

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements.  It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities and is presented in the consolidated statement of stockholders’ equity (deficit) and comprehensive loss.

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

3.          GOODWILL AND INTANGIBLE ASSETS

The Company adopted the new rules on accounting for goodwill and other intangible assets. Accordingly, with the adoption of SFAS No. 142, goodwill is no longer amortized but is instead subject to an annual impairment test.  There was no goodwill impairment charges recorded in fiscal 2005, and 2004.

Other intangible assets, net were $1,398 and $1,762 at October 31, 2005 and 2004, respectively.  These amounts include trade names, customer relations, non-competes and backlogs and other items, which are being amortized on a straight-line basis over lives ranging from three months to 10 years.  At October 31, 2005 and 2004, accumulated amortization amounted to $1,537 and $1,173, respectively.

Amortization of other intangible assets described above for the years ended October 31, 2005, 2004 and 2003 was $364, $484 and $259, respectively. Estimated amortization expense for each of the ensuing years through October 31, 2010, is, respectively, $398, $246, $226, $226 and $118.

The weighted average remaining life of the Company’s intangible assets is four, five, and six for the years ended October 31, 2005, 2004, and 2003, respectively.

4.          DISCONTINUED OPERATIONS

On October 30, 2002, the Company’s Board of Directors agreed to sell the assets of Champion to an entity controlled by Messrs. Durham and Whitesell (Officers of the Company) for the assumption of all liabilities of Champion excluding its subordinated debt. The decision to divest Champion was based on the entity’s inability to achieve profitable operations in the foreseeable future without substantial cash infusion.  The Company also agreed in principle to settle the outstanding subordinated debt due to Markpoint Equity Fund J.V. (“Markpoint”) from Champion in exchange for a cash payment of $675 and issuance to Markpoint of 32,143 shares of the Company’s Series D Preferred Stock. In addition, the agreement provided Markpoint the option to require the Company to repurchase these shares at a price of $21 per share. During fiscal 2003 the option agreement was assigned to Fair Holdings, and Markpoint exercised their option under the agreement. The sale of Champion was completed on January 30, 2003. Champion is accounted for as a discontinued operation and therefore the results of operations and cash flows have been removed from the Company’s continuing operations for all periods presented.

The sale of Champion resulted in an increase in equity of the Company of $1,142, net of tax of $97.  No gain or loss was recognized on the sale because of the involvement of related parties.

A summary of the Company’s discontinued operations for the years ended October 31, 2005, 2004, and 2003 follows.

	Year Ended October 31,
	2005	2004	2003

Net sales	$—	$—	$170
Operating expenses	—	—	(286)
Other income (expense)	—	—	127
Interest expense	—	—	(85)
Net loss	—	—	(49)

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

The period for which Classic the results of operations of Classic are included in the consolidated income statement is for the six months ended May 1, 2004 (acquisition) through October 31, 2004.

The following schedule is a description of acquisition costs of Classic and the purchase price allocation (in thousands):

Purchase Price:
Common stock	$1,250
Cash to seller	2,250
Acquisition costs	98

Total purchase price	$3,598

Purchase Price Allocation:
Current assets, including accounts receivable and inventory	$1,962
Machinery and equipment	805
Goodwill	1,271
Intangibles	523
Liabilities assumed	(963)

Total	$3,598

Supplemental cash flow disclosure related to acquisition:
Net assets acquired	$3,598
Less: Common stock issued	(1,250)
Less: Cash acquired	(626)

Total purchase price	$1,722

PRO FORMA INFORMATION (UNAUDITED):

The unaudited condensed consolidated results of operations shown below are presented on a pro forma basis and represent the results of Classic as if the business combinations of these entities occurred at the beginning of the periods presented.

	Year Ended October 31, 2005	Year Ended October 31, 2004	Year Ended October 31, 2003

Net Sales	$65,774	$68,188	$66,689

Net Loss	$(10,652)	$(8,035)	$(3,745)

Loss per share, basic and diluted, attributable to common shareholders:
From continuing operations	$(3.37)	$(2.47)	$(5.75)
Discontinued operations	—	—	(.07)

Net loss per share	$(3.37)	$(2.47)	$(5.82)

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

6.          INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

	October 31, 2005	October 31, 2004

Raw materials	$6,386	$5,346
Work-in-process	420	611
Finished goods	3,485	3,236
Valuation reserve	(2,195)	(1,092)

Total	$8,096	$8,101

The Company provides valuation reserves for inventory considered obsolete or not currently available for use in production.  Inventory reserves at U.S. Rubber are related to excess scrap butyl rubber not currently available for use without further processing; therefore, it has minimal value.

7.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows:

	October 31, 2005	October 31, 2004

Land and improvements	$488	$488
Buildings and improvements	4,185	3,977
Plant machinery and equipment	10,980	10,477
Furniture and fixtures	568	580
Coach fleet and vehicles	15,523	16,171
Coach refurbishments	550	566

Total	32,294	32,259
Less accumulated depreciation	(11,354)	(8,909)

Net property, plant and equipment	$20,940	$23,350

Depreciation expense of property, plant and equipment for the years ended October 31, 2005, 2004, and 2003 included in continuing operations was $2,858, $2,678, and $2,401, respectively.  During fiscal 2004 and 2005, certain equipment became idle due to the realignment of the plant at U.S. Rubber.  The equipment will be used in the future for replacement of existing equipment as needed.  Due to the uniqueness of the equipment and the high cost to buy new similar pieces, the net book value of $1,544 and $353 for the years ended October 31, 2005 and 2004, respectively, was transferred to other assets under idle equipment and is subject to impairment valuation.

8.  FINANCING ARRANGEMENTS

The Company has the following outstanding debt as of October 31, 2005 and 2004:

	Debt Amount
	October 31, 2005	October 31, 2004

U.S. Rubber

Line of credit issued by a bank, bearing interest at prime plus 0.5% (7.25% at October 31, 2005), borrowings not to exceed the greater of $4,000 or the borrowing base (85% of eligible accounts receivable and 42% of eligible inventories), interest payable monthly, balance due October 2005, collateralized by substantially all assets of U.S. Rubber. Line of credit has matured and U.S. Rubber is currently working on a forebearance agreement with the bank as well as looking to refinance the debt.	$2,672	$2,403

Note payable to a bank, interest payable monthly at prime plus 1% (7.75% at October 31, 2005), monthly principal payments of $48, due October 2005, collateralized by substantially all assets of U.S. Rubber. Note payable has matured and U.S. Rubber is currently working on a forebearance agreement with the bank as well as looking to refinance the debt.	2,333	2,905

Note payable to DC Investments, interest payable monthly at 15%, balloon payment due March 2007, subordinate to bank debt.	700	700

Revolving line of credit with Fair Holdings, interest payable monthly at 2% above the Fair Finance V-12 certificate rate (8.25% at October 31, 2005), due April 2012. Collateralized by all assets of the borrower, subordinate to senior bank debt.	4,562	—

Other	68	19

Subtotal U.S. Rubber	10,335	6,027

U.S. Rubber’s debt is subject to financial covenants, the most restrictive of which is a fixed charge coverage ratio.

	Debt Amount
	October 31, 2005	October 31, 2004
Pyramid, DW Leasing, Obsidian Leasing and DC Investments Leasing

Various installment loans, repayable in monthly installments totaling $146 including interest ranging from the three-month LIBOR rate plus .12% (4.2082% at October 31, 2005) to 11.4% through January 2014 and applicable balloon payments thereafter through January 2014, first lien on assets financed (finance acquisition and asset purchases). A portion of the borrowings are guaranteed by the members of DW Leasing, Fair Holdings, DC Investments and its partners.	$8,980	$10,342

Notes payable to Fair Holdings, repayable in monthly installments of interest ranging from 10% to 14% through October 2012 and applicable balloon payments through December 2012. Collateralized by all assets of the borrower, collateral position second to that of senior lender.	6,562	4,669

Other	15	23

Subtotal Pyramid, DW Leasing, Obsidian Leasing and DC Investments Leasing	15,557	15,034

The Coach Leasing segment’s debt is subject to financial covenants, the most restrictive of which is cash flow coverage ratio and debt service coverage.

	Debt Amount
	October 31, 2005	October 31, 2004

Danzer

Line of credit to Fair Holdings, maximum borrowing equal to $5,000, interest payable monthly at the LIBOR Daily Floating Rate plus 3.2% (7.2882% at October 31, 2005), due April 2006. Collateralized by substantially all assets of Danzer.	$3,280	$2,253

Note payable to Fair Holdings, requires monthly principal installments of $6, interest accrues at the LIBOR Daily Floating Rate plus 3.2% (7.2882% at October 31, 2005), due April, 2006. Collateralized by substantially all assets of Danzer.	828	894

Equipment loans payable-monthly—payments currently aggregating $2 including interest of 9.50% to 11.30% through November 2007. Collateralized by equipment financed.	37	58

Other	10	13

Subtotal Danzer	4,155	3,218

Danzer’s debt is subject to financial covenants, the most restrictive of which is debt service coverage.

	Debt Amount
	October 31, 2005	October 31, 2004

United

Line of credit to a bank, maximum borrowing equal to $4,000, with a base of 80% of eligible accounts receivable plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at prime plus .75% (5.5% at October 31, 2004), due November 1, 2004. Collateralized by substantially all assets of United and guaranteed by Obsidian Enterprises*. Line of credit was refinanced with a new lender in July 2005.	$—	$4,000

Line of credit to a bank, maximum borrowing equal to $5,000 with a base of up to 85% of the value of its eligible accounts, plus up to 60% of its eligible raw materials and finished goods up to $3,000, plus up to 25% of its eligible work in process up to $150, less reserves of up to $75. Interest payable monthly at prime plus 0.5% (7.25% at October 31, 2005), due July 2008. Collateralized by substantially all assets of United and guaranteed by Obsidian Enterprises.	3,472	—

Notes payable to a bank, requires monthly principal installments of $11 plus interest of prime plus 1% (5.75% at October 31, 2004), due through July 2006, collateralized by substantially all assets of United and guaranteed by Obsidian Enterprises*. Loan was refinanced with a new lender in July 2005.	—	987

Note payable to a bank, monthly principal installments of $5 plus interest at prime plus 1% (7.75% at October 31, 2005), due July 2013.	484	—

Subordinated note payable to Huntington Capital Investment Company, interest payable quarterly at 14% per annum, balloon payment of outstanding principal balance due July 26, 2006, less unamortized discount ($392 and $794 at October 31, 2005 and 2004, respectively). Unsecured and subordinate to line of credit and notes payable above.*	3,108	2,706

Note payable to former shareholder, interest payable monthly at 9% per annum, balloon payment of outstanding principal balance due July 27, 2006. Unsecured and subordinate to line of credit, notes payable and Huntington debt above.*	1,500	1,500

	Debt Amount
	October 31, 2005	October 31, 2004
United, continued

Revolving line of credit with Fair Holdings, interest payable monthly at 2% above the Fair Finance V-12 certificate rate (8.25% at October 31, 2005), due April 2012. Collateralized by all assets of the borrower, subordinate to line of credit and notes payable.	2,304	—

Other	76	79

Subtotal United	11,444	9,772

*United was in technical default of certain loan covenants with its senior and subordinated lender at October 2005.

Obsidian Enterprises

Line of credit to Fair Holdings, maximum borrowing equal to $15,000, interest payable monthly at 10%, due January 2007, collateralized by all assets of Obsidian Enterprises and personally guaranteed by certain officers.	12,904	10,815

Note payable to Fair Holdings, interest payable monthly at 15%, balloon payment due March 2007, personally guaranteed by certain officers.	—	934

Convertible Notes Payable
Note payable to Renaissance (formerly parent of Danzer Corporation), interest payable monthly at 8% per annum, with monthly principal payments of $5 beginning July 2004, due July 2008. Convertible at the option of the holder to common stock of Obsidian Enterprises at a conversion price of $5.00 per share. The loan agreement also restricts dividend payments without the prior consent of the lender.	500	500

Subtotal Obsidian Enterprises.	12,904	11,749

United’s debt is subject to financial covenants, the most restrictive of which is a fixed charge ratio and tangible net worth.

	Debt Amount
	October 31, 2005	October 31, 2004

Classic

Line of credit to a bank, maximum borrowing equal to the lesser of $1,000 or 85% of eligible accounts receivable plus the lesser of 60% of all outstanding line of credit advances, $500, or the sum of 60% of finished goods and raw material eligible inventory plus the lesser of 60% of work-in-process eligible inventory or $90 minus inventory reserves. Interest payable monthly at prime plus 0.5% (7.25% at October 31, 2005), due May 1, 2006. Collateralized by substantially all assets of Classic and guaranteed by Obsidian Enterprises and the Chairman of Obsidian Enterprises.	787	580

Notes payable to a Bank, monthly principal installments of $2 plus interest at prime plus 0.5% (7.25% at October 31, 2005), due through May 1, 2009. Collateralized by substantially all assets of Classic and guaranteed by Obsidian Enterprises and certain officers.	75	96

Notes payable to a Bank, monthly principal installments of $23 plus interest at prime plus 1% (7.75% at October 31, 2005), due through May 1, 2007. Collateralized by substantially all assets of Classic and guaranteed by Obsidian Enterprises and certain officers.	437	714

Other	30	39

Subtotal Classic	1,329	1,429

Total all companies	55,724	47,229
Less related-party amounts presented separately, net of current portion	(31,173)	(20,299)
Less current portion	(20,914)	(18,383)
	$3,637	$8,547

Classic’s debt is subject to financial covenants, the most restrictive of which is a leverage ratio and a fixed charge coverage ratio.

Following are the maturities of long-term debt for each of the next five years and thereafter:

2006	$25,029
2007	17,593
2009	2,557
2009	1,044
2010	96
Thereafter	9,405

$55,724

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

The following details significant changes in debt during the year ended October 31, 2005, or subsequent thereto:

FINANCIAL COVENANTS

Significant financial covenants in our credit agreements are the maintenance of minimum ratios, levels of earnings to funded debt and fixed charge coverage ratios.  The Company did not meet requirements and covenants in certain debt agreements.

At October 31, 2005, United did not meet financial covenants with its Bank and Huntington Capital Investment Company.  United did not meet its tangible net worth and fixed charge coverage ratios. The total debt of $7,064 is classified as current.

Obsidian Leasing was in technical default of its fixed charge coverage ratio with a Bank. In December 2005, Obsidian Leasing entered into a term loan note modification agreement with the Bank which extended the maturity of the debt to November 1, 2006, increased the monthly payment to $47 and increased the interest rate to 8.50%.  Management is currently exploring options with regard to refinancing the outstanding debt.

At December 31, 2005, DC Investments Leasing was in violation of its debt service coverage ratio with the Bank.  The amount of $1,983 has been classified as current as of October 31, 2005 until a waiver can be obtained or completion of an amendment to cover future violations.

US Rubber did not meet its financial covenant related to its fixed charged ratio and the delivery of audited statements within 90 days. The bank debt has matured and the Company is currently working with the bank on a short term extension until it is refinanced.  The total debt of $5,005 is classified as current.

Obsidian Enterprises did not meet its financial covenant related to a minimum working capital requirement and delivery of audited statements within 90 days with RENN Capital. No waiver was received and the total balance of $500 is classified as current.

PYRAMID, DW LEASING, OBSIDIAN LEASING AND DC INVESTMENTS LEASING:

On January 3, 2003, Obsidian Leasing paid off debt in the amount of $928 to former shareholders of Pyramid and related companies with proceeds from a note with Fair Holdings which includes monthly interest payments of 13% of the outstanding principal amount and a balloon principal payment in January 2009.

Pyramid traditionally had a borrowing agreement with Obsidian Enterprises which was funded using Obsidian Enterprises’ agreement with Fair Holdings. In April 2005, the agreement was reassigned between Fair Holdings and Pyramid which allowed for borrowings up to $750 and expires in April 2012.

In November 2005, DW Leasing received an extension on its debt with a Bank for three years.  As of October 31, 2005, the total related debt of $234 was classified as current.  Following this extension, $70 is classified as current, and $164 is classified as long-term.

In December 2005, DW Leasing’s note with Fair Holdings was amended. Maximum borrowings were increased from $1,300 to $1,700.

In December 2005, DC Investment Leasing’s note with Fair Holdings was amended. Maximum borrowings were increased from $1,000 to $2,100.

In December 2005, Obsidian Leasing’s note with Fair Holdings was amended. Maximum borrowings were increased from $1,000 to $2,000.

In December 2005, Obsidian’s Leasings note with Fair Holdings was amended to extend the maturity date to January 2009.

DANZER:

As of January 31, 2003, Danzer was in violation of certain covenants included in its credit agreement and First Forbearance Agreement dated October 14, 2002 with its senior lender. On February 28, 2003, the Company and the lender entered into a Second Forbearance Agreement waiving these violations. On March 28, 2003, the credit agreement was assumed by Fair Holdings under an assumption and continuation agreement. An amendment was made as of the effective date of the agreement to extend the maturity date of the line of credit agreement to April 1, 2006 and the debt covenants required by the senior lender were waived through the end of the term.  In September 2003, the line of credit was amended to increase the total availability from $1,000 to $1,500. All other terms of the agreement will continue as stated in the original agreement dated August 15, 2001.

In July 2004 and October 2005, the Fair Holdings line of credit was amended to increase the total availability from $1,500 to $3,000 and $5,000, respectively.  All other terms of the agreement will continue as stated in the original and amended agreement dated August 15, 2001.

UNITED:

On January 28, 2004, United amended its line of credit agreement to extend the maturity date of the original $4,000 line to November 2004, to waive United’s current debt violations, and to modify the covenants for future reporting periods. The bank debt was refinanced with a new lender in July 2005.

United traditionally had a borrowing agreement with Obsidian Enterprises which was funded using Obsidian Enterprises’ agreement with Fair Holdings. In April 2005, the agreement was redocumented between Fair Holdings and United which allowed for borrowings up to $3,000 and expires in April 2012.

CLASSIC:

On December 28, 2004, the credit agreement was temporarily amended to increase the borrowing base through April 1, 2005 to the following:  The borrowing base is equal to 85% of eligible accounts receivable plus the lesser of 75% of all outstanding line of credit advances, $750, or the sum of 60% of finished goods and raw material eligible inventory plus the lesser of 60% of work-in-process eligible inventory or $90 minus inventory reserves.  On April 1, 2005, the borrowing base reverted back to the original agreement.  The Company is currently working with the bank on another temporary amendment to increae the borrowing base and expects to complete the amendment in February 2006.

U.S. RUBBER:

In October 2005, U.S. Rubber’s bank debt matured and U.S. Rubber is currently working with the bank on a short term extension until it is refinanced.  U.S. Rubber expects to complete this financing in the first half of fiscal 2006.

U.S. Rubber traditionally had a borrowing agreement with Obsidian Enterprises which was funded using Obsidian Enterprises’ agreement with Fair Holdings. In April 2005, the agreement was redocumented between Fair Holdings and U.S. Rubber which allowed for borrowings up to $3,700 and expires in April 2012.  In October 2005, this agreement was amended to increase the maximum borrowings to $5,500.

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

9.  LEASING ARRANGEMENTS

The Company has various operating lease commitments, principally related to machinery and equipment, office equipment, and facilities. The approximate future minimum annual rentals under the terms of these leases, which expire on various dates through the year ending October 31, 2012, are as follows:

Year Ending October 31,	Third Party	Related Party	Total
2006	$407	$144	$551
2007	308	144	452
2008	106	144	250
2009	72	144	216
2010 and thereafter	121	360	481
Total	$1,014	$936	$1,950

Rental expense under operating leases for the years ended October 31, 2005, 2004, and 2003 was $681, $658, and $594, respectively.  Rental expense under a monthly commitment with Fair Holdings for the years ended October 31, 2005, 2004, and 2003 was $64, $64, and $31, respectively.

10.  EMPLOYEE BENEFIT PLANS

The Company, through certain of its subsidiaries, has defined contribution 401(k) plans which permit voluntary contributions up to 20% of compensation and which provide Company-matching contributions of up to 33% of employee contributions not to exceed 6% of employee compensation. 401(k) plan expense for the years ended October 31, 2005, 2004, and 2003 was approximately $117, $102, and $128, respectively.  The Company’s health insurance is through a partially self funded plan which has a maximum claim limit of $80 per employee.   Claims in excess of these limits are reimbursed by a separate re-insurance plan which carries a lifetime maximum payment of $2,000.

11.  REDEEMABLE STOCK

In conjunction with the United acquisition in 2001, the Company issued 154,482 shares of Common Stock to Huntington Capital Investment Corporation (“Huntington”), the senior subordinated lender of United. The note purchase agreement included a provision giving Huntington the option to require the Company to repurchase these shares at 90% of market value at the date of redemption upon the earlier of: a) fifth anniversary of issuance of such shares, b) default under the subordinated debt agreement, c) other factors related to a sale of substantially all assets of the Company as defined in the agreement. As the redemption value is variable, the Company recognizes changes in the estimated fair value each quarter. Changes in fair value are adjusted through additional paid in capital or retained earnings when additional paid in capital related to the fair value change has been reduced to zero. At October 31, 2005, the estimated redemption requirement is $252. Subsequent to October 31, 2005 Huntington sold its shares to Black Rock Acquisition Corp for $1.85 per share. This transaction was a result of the “going private” transaction as fully disclosed in the schedule 13-E3 filing as of January 30, 2006.

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

With the acquisition of Classic effective May 1, 2004, the Company issued 170,451 shares of our common stock to the former owners of Classic.  These shares are classified as redeemable stock.  The purchase agreement for Classic included a provision that gives the sellers the right to have us redeem these shares at a price of $6.5970 per share within five years of the date of issuance of the shares. The sellers have the right to partially redeem these shares in increments of 10,000 or more shares per transaction. The agreement also has an automatic termination provision if the Company’s shares have traded at a closing price of greater than $7.33 per share for any consecutive period of 60 trading days during the period of time commencing on the date there are no restrictions on the sellers sale of shares and ending on the fifth anniversary of the agreement. Subsequent to October 31, 2005 these shares were contributed under a subscription agreement to Black Rock Acquisition Corp. in exchange for the same number of Black Rock shares. This transaction was also part of the “going private” transaction as fully disclosed in the schedule 13-E3 filing as of January 30, 2006.

12.  STOCKHOLDERS’ EQUITY

PREFERRED STOCK:

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

As of October 31, 2005, there were five million shares authorized with no preferred shares issued or outstanding.

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

The Board adopted, and the Company’s stockholders approved a 2001 Long Term Incentive Plan. The 2001 Plan authorizes the granting to the Company’s directors, key employees, advisors and consultants of options intended to qualify as Incentive Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), options that do not so qualify (“Non-Statutory Options”), restricted stock and Other Stock-Based Awards that are not Incentive Options or Non-Statutory Options.  The awards are payable in Common Stock and are based on the formula which measures performance of the Company.  There was no performance award expense in 2005, 2004 or 2003.  No options under this plan were granted to any employees.  Options are exercisable for up to 10 years from the date of grant.

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

Following is a summary of transactions of granted shares under option and adjusted for the 50:1 reverse stock split in February 2004 for the years ended October 31, 2005, 2004 and 2003:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	—	—	16,000	4.50	16,000	4.50
Issued during the year	—	—	—	—	—	—
Canceled or expired during the year	—	—	(16,000)	4.50	—	—
Exercised during the year	—	—	—	—	—	—

Outstanding, end of year	—	—	—	—	16,000	4.50

Eligible, end of year for exercise	—	—	—	—	16,000	4.50

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

The following table summarizes the outstanding warrants for the years ended October 31, 2005 and 2004:

	Outstanding Warrants October 31, 2003 and 2004	Issued During the Year	Exercise Price	Warrants Exercised in Period	Outstanding Warrants October 31, 2005 and 2004

Common Stock:
Renaissance US Growth & Income Trust PLC	320	—	10.00	—	320
BFSUS Special Opportunities Trust PLC	320	—	10.00	—	320

CONVERTIBLE DEBT:

As described in Note 8, the Company has a note payable agreement which is convertible by the holder to common stock totaling 100,000 shares at a conversion rate of $5.00 per share. The note payable is due in July 2008 with an interest rate of 8%. The balance outstanding as of October 31, 2005 is $500.

13.  BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing; coach leasing; and butyl rubber reclaiming.  All sales are in North and South America primarily in the United States, Canada and Brazil.  All segment information is presented from continuing operations and loss from discontinued operations. Selected information by segment follows:

	Year Ended October 31, 2005
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$45,788	$3,343	$9,562	$58,693	$—	$58,693
Foreign	5,681	—	1,400	7,081	—	7,081

Total	$51,469	$3,343	$10,962	$65,774	$—	$65,774

Cost of goods sold	$47,473	$1,936	$11,897	$61,306	$—	$61,306

Loss before taxes and minority interest	$(2,736)	$(2,211)	$(2,488)	$(7,435)	$(3,474)	$(10,909)

Identifiable assets	$23,017	$12,367	$10,377	$45,761	$973	$734

Goodwill	$7,055	$—	$—	$—	$—	$7,055

Depreciation and amortization expense	$1,063	$843	$1,517	$3,423	$150	$3,573

Interest expense	$1,737	$1,409	$654	$3,800	$1,360	$5,160

	Year Ended October 31, 2004
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$43,037	$5,464	$9,499	$58,000	$—	$58,000
Foreign	5,147	—	1,213	6,360	—	6,360

Total	$48,184	$5,464	$10,712	$64,360	$—	$64,360

Cost of goods sold	$44,116	$3,216	$10,472	$57,804	$—	$57,804

Loss before taxes and minority interest	$(4,110)	$(1,574)	$(1,773)	$(7,457)	$(694)	$(8,151)

Identifiable assets	$25,311	$13,407	$9,692	$48,410	$713	$49,123

Goodwill	$7,055	$—	$—	$—	$—	$7,055

Depreciation and amortization expense	$903	$1,004	$1,450	$3,357	$142	$3,499

Interest expense	$1,606	$1,362	$494	$3,462	$703	$4,165

	Year Ended October 31, 2003
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$37,590	$7,281	$9,893	$54,764	$—	$54,764
Foreign	3,419	—	1,112	4,531	—	4,531

Total	$41,009	$7,281	$11,005	$59,295	$—	$59,295

Cost of goods sold	$37,704	$4,060	$9,972	$51,736	$—	$51,736

Loss before taxes and minority interest	$(3,480)	$(122)	$(752)	$(4,354)	$(235)	$(4,589)

Identifiable assets	$19,722	$14,147	$11,028	$44,897	$985	$45,882

Goodwill	$5,784	$—	$—	$—	$—	$5,784

Depreciation and amortization expense	$751	$767	$1,332	$2,850	$—	$2,850

Interest expense	$1,395	$1,189	$556	$3,140	$407	$3,547

Obsidian Enterprises (legal parent) allocates selling, general and administrative expenses to the respective companies primarily based on a percentage of sales.  For the years ended October 31, 2005, 2004, and 2003, respectively, allocated corporate expenses by segment were as follows:

	Year Ended October 31,
	2005	2004	2003

Trailer manufacturing	$1,798	$2,280	$1,174
Coach leasing	181	259	200
Butyl rubber reclaiming	383	507	317

	$2,362	$3,046	$1,691

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

The provision for (expense) benefit for income taxes consists of the following:

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	4	(48)	(66)

	4	(48)	(66)

Deferred:
Federal	208	61	733
State	14	10	270
Discontinued operations	—	—	25

	222	71	1,028

Total tax benefit	226	23	962

Less tax benefit from discontinued operations	—	—	(25)

Tax benefit from continuing operations	$226	$23	$937

A reconciliation of income tax benefit (expense) from continuing operations at U.S. statutory rates to actual income tax benefit (expense) is as follows:

	2005	2004	2003

Benefit (tax) at statutory rate (34%)	$3,698	$2,714	$1,536
Effect of nontaxable combined entity	(27)	(10)	138
State income tax	359	273	180
Non-deductible goodwill	—	—	—
Valuation reserve applied to equity	—	—	—
(Increase) decrease in valuation reserve	(3,804)	(2,901)	(1,028)
Other	—	(53)	111

	$226	$23	$937

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

	2005	2004

Deferred tax assets (liabilities):
Accounts receivable	$290	$295
Inventories	775	527
Accrued expenses	286	351
Intangibles	(76)	(61)
Operating loss carryforwards	10,579	6,830
Property and equipment	(4,461)	(4,521)
Other	46	36

	7,439	3,457
Less valuation reserves	(10,579)	(6,830)

Deferred tax assets (liabilities), net	$(3,140)	$(3,373)

Included in the accompanying balance sheet under the following:

	2005	2004

Deferred tax assets	$1,390	$1,209
Deferred tax liabilities	(4,530)	(4,582)

	$(3,140)	$(3,373)

The amount of federal tax net operating loss carryforwards available at October 31, 2005 was approximately $29,700.  Certain of these loss carryforwards were generated by certain subsidiaries prior to the reverse merger transaction in June 2001 and have expiration dates through the year 2021.  The use of preacquisition operating losses is subject to limitations imposed by the Internal Revenue Code.  Utilization of these loss carryforwards is impacted by such limitations.  Accordingly, the deferred tax assets related to premerger operating losses have been reserved with a valuation allowance to the extent they are not offset by deferred liabilities.

Federal tax net operating loss carryforwards and expiration dates as of October 31, 2005 are as follows:

Premerger	Expiration Dates	Postmerger	Expiration Dates

$2,996	2008 through 2021	$26,704	2021 through 2025

Cash payments of income taxes for the years ended October 31, 2005, 2004, and 2003 were $68, $75, and $96, respectively.

15.  RELATED PARTIES

The Company makes advances, receives loans and conducts other business transactions with affiliates resulting in the following amounts for the periods ended:

	October 31, 2005	October 31, 2004
Balance sheets:
Current assets:
Accounts receivable, Obsidian Capital Company(2)	$8	$8
Accounts receivable, Champion(2)	14	7
Accounts receivable, CCG Parma(2)	8	12
Accounts receivable, DC Investments and Fair Holdings(2)	29	2
Accounts receivable, stockholders	27	11
Accounts receivable, other affiliated entities	71	31

Total assets	$157	$71

Current liabilities:
Accounts payable, Obsidian Capital Company(2)	$35	$35
Accounts payable, Champion(2)	56	12
Accounts payable, CCG Parma(2)	59	9
Accounts payable, DC Investments and Fair Holdings(2)	2,388	1,181
Accounts payable, stockholders	3	3
Accounts payable, other affiliated entities	51	28
Long-term portion:
Accounts payable, Obsidian Capital Company(2)	240	240
Accounts payable, stockholders	316	316
Notes payable, DC Investments(2)	700	700
Notes payable, Fair Holdings(2)	7,417	8,784
Line of credit, Fair Holdings(2)	23,056	10,815
Total liabilities	$34,321	$22,123

	October 31, 2005	October 31, 2004	October 31, 2003

Statements of Operations:
Interest expense, DC Investments and Fair Holdings(2)	$2,674	$1,751	$1,274
Rent expense, Fair Holdings(2)	54	54	45
Sales to Champion (2)	71	60	—
Purchases from Champion (2)	1,107	137	—
Rent expense, Roost Leasing(1)	144	72	—
Purchases, CCG Parma(2)	127	11	—
Other:
Coach rebuild, Champion	—	185	—
Classic acquisition costs, Diamond Investments, LLC(2)	—	51	—

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

In February and March 2004, Obsidian secured an additional financial commitment from Fair Holdings to provide, as needed, additional borrowings under a line of credit agreement from $8,000 to $15,000. The line bears interest at 10% and the line of credit arrangement expires on January 1, 2007 at which time the total principal and interest is due and payable.  No late fees were charged on this loan.

In July 2004 and October 2005 the Fair Holdings line of credit with Danzer was amended to increase the total availability from $1,500 to $3,000 and $5,000, respectively. All other terms of the agreement will continue as stated in the original and amended agreement dated August 15, 2001 which includes interest at LIBOR plus 3.2%. No late fees have been assessed by Fair Holdings for this loan.

United, U.S. Rubber, and Pyramid traditionally had borrowing agreements with Obsidian Enterprises which was funded using Obsidian Enterprises’ agreement with Fair Holdings discussed above.  In April 2005, these agreements were redocumented between Fair Holdings and United, U.S. Rubber, and Pyramid which allowed for borrowings up to $3,000, $3,700, and $750, respectively, and expire in April 2012. In October 2005, U.S. Rubber’s agreement with Fair Holdings was amended to increase the maximum borrowings to $5,500.

16.  COMMITMENTS AND CONTINGENCIES

In connection with their dealers’ wholesale floor-plan financing of cargo trailers, the Company has entered into repurchase agreements with various lending institutions.  Each repurchase commitment is on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer, generally not exceeding one year.  Outstanding obligations are approximately $2,461 at October 31, 2005. Repurchase agreements with third party financing sources are ordinary and customary in the cargo trailer industry.  The repurchase obligations are limited to the repurchase of the inventory, in like new condition, and only in the event a dealer is in default under its agreement with the finance company.  The Company is not responsible for interest or any other carrying cost incurred by the dealer, and is not responsible for any required curtailment payments to be made by the dealer to the finance company based on the aging of the finance company receivable. The dealer cannot initiate the repurchase obligation and has no right to return the product to the Company.  The Company receives credit approval from the third party finance company prior to shipping the product and generally receives payment with in a few days.  The Company’s repurchase activity under these agreements has historically been infrequent and the losses incurred have been minimal.  The loss is limited to the difference between the repurchase amount and the subsequent resale of the inventory.   Losses incurred under such arrangements have not been significant and the estimated liability for losses on contracts outstanding at October 31, 2005 is not material.

The Company is, from time to time, involved in certain legal proceedings in the ordinary course of conducting its business.  Management believes there are no pending legal proceedings in which the Company is currently involved in that will have a material adverse affect on the Company’s financial position.

In fiscal 2005, U.S. Rubber entered into a number of agreements relating to the installation of new equipment.  These commitments total approximately $1,036 which requires full payment in fiscal 2006.

17.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

The Company became aware of errors related to the accounting for accrued warranty, inventory, and income taxes.  The change relates to periods prior to October 31, 2004 and prior.  The Company is restating its previously issued financial statements for October 31, 2004 for this error.  Below is a comparison of previously reported and restated balances included in the Consolidated Balance Sheet and Statement of Operations as of and for October 31, 2004:

October 31, 2004	Previously Reported	Change	As Restated

Consolidated Balance Sheet:
Inventories, net	$8,971	$(870)	$8,101
Deferred income tax assets	5,507	786	6,293
Deferred income tax valuation reserve	(4,872)	(31)	(4,903)
Net deferred income tax assets	635	755	1,390
Accrued expenses	923	364	1,287
Accumulated deficit	(22,739)	(4,306)	(27,045)

Stockholders’ deficit, beginning of period	(9,463)	(4,306)	(13,769)

Cost of sales	57,804	167	57,971
Loss before income taxes	(7,984)	(167)	(8,151)
Net loss	(8,033)	(167)	(8,200)
Net loss per share	$(2.47)	$(0.06)	$(2.53)

18.  SUBSEQUENT EVENTS

A group of Obsidian Stockholders filed a transaction statement on Schedule 13E-3 and announced their intention to take Obsidian private. The purpose of the transaction is to eliminate the public stockholders of Obsidian and cause Obsidian to become a private company whose stock will no longer be traded on the OTC Bulletin Board and which will no longer be subject to the periodic reporting requirements of the Securities Exchange Act of 1934. Subsequent to fiscal 2005, the group filed amendment 4 to schedule 13-E3 notifying all shareholders that the group obtained 90% ownership.  The expected date to complete the going private transaction is March 6, 2006.

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(dollars in thousands, except per share amounts)

YEAR ENDED OCTOBER 31, 2005

	First Qtr. Ended 1/31/05	Second Qtr. Ended 4/30/05	Third Qtr. Ended 7/31/05	Fourth Qtr. Ended 10/31/05

Net sales	$13,645	$18,944	$17,591	$15,594

Gross profit	826	1,765	1,487	390

Loss from continuing operations	(3,116)	(2,083)	(2,157)	(3,553)

Loss from continuing operations per basic common and common equivalent share	(1.01)	(0.67)	(0.69)	(1.15)

YEAR ENDED OCTOBER 31, 2004

	First Qtr. Ended 1/31/04	Second Qtr. Ended 4/30/04	Third Qtr. Ended 7/31/04	Fourth Qtr. Ended 10/31/04

Net sales	$12,046	$16,292	$18,227	$17,795

Gross profit	1,067	1,103	2,809	1,577

Loss from continuing operations	(2,218)	(2,890)	(686)	(2,167)

Loss from continuing operations per basic common and common equivalent share	(3.32)	(1.00)	(0.13)	(0.66)

YEAR ENDED OCTOBER 31, 2003

	First Qtr. Ended 1/31/03	Second Qtr. Ended 4/30/03	Third Qtr. Ended 7/31/03	Fourth Qtr. Ended 10/31/03

Net sales	$10,899	$15,107	$16,795	$16,494

Gross profit	1,160	1,791	2,405	2,203	*

Loss from continuing operations	(1,517)	(909)	(307)	(1,091	)*

Loss from continuing operations per basic common and common equivalent share	(2.25)	(1.26)	(0.14)	(1.52)

*The fourth quarter includes a charge related to inventory at United of $500

SCHEDULE II—VALUATION AND QUALIFYING OF ACCOUNTS

Year Ended October 31, 2005

(in thousands)

		Column C—Additions
Column A— Description	Column B— Balance at Beginning of Period	(1)—Charged to Costs and Expenses	(2)—Charged to Other Accounts— Describe	Column D— Deductions— Describe		Column E— Balance at End of Period

Allowance for doubtful accounts	$743	$102	$—	$85	(1)	$760

Inventory valuation allowances	$1,092	$1,103	$—	$—		$2,195

Deferred tax valuation reserve	$6,830	$3,749	$—	$—		$10,579

Year Ended October 31, 2004

(in thousands)

		Column C—Additions
Column A— Description	Column B— Balance at Beginning of Period	(1)—Charged to Costs and Expenses		(2)—Charged to Other Accounts— Describe	Column D— Deductions— Describe		Column E— Balance at End of Period

Allowance for doubtful accounts	$496	$287		$—	$40	(1)	$743

Inventory valuation allowances	$321	$870	(3)	$—	$99	(2)	$1,092

Deferred tax valuation reserve	$1,971	$4,859	(3)	$—	$—		$6,830

(1)Recovery of amounts previously reserved.

(2)Use of inventory previously reserved.

(3)Additional reserve due to change of error in periods of October 31, 2004 and prior.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

As previously reported in a Current Report Form 8-K filed on October 14, 2005 the independent public accountant of the Company, McGladrey & Pullen, LLC, resigned effective October 14, 2005.  The Audit Committee of the Board of Directors subsequently approved the engagement of Somerset CPAs. P.C. as the Company’s registered independent public accounting firm.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2005.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, for the reasons more fully set forth below, the Company’s disclosure controls and procedures were not effective on October 31, 2005 in providing reasonable assurance that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at October 31, 2005 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures.  The Company is evaluating how best to utilize the time of these new employees.  The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel.  Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced.  Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.

There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the October 31, 2005 evaluation.

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth information with respect to all directors and executive officers of the Company, including their ages, present principal occupations, other business experience during the last five years.

Name	Age	Position	Director Since

Timothy S. Durham	43	Chief Executive Officer and Chairman of the Board	2001
Terry G. Whitesell	66	President, Chief Operating Officer and Director	2001
Jeffrey W. Osler	37	Executive Vice President, Secretary, Treasurer and Director	2001
D. Bruce Johnston+	55	Director	2004
D. Scott McKain*	51	Vice Chairman and Director	2001
Daniel S. Laikin+	43	Director	2001
Rick D. Snow	42	Executive Vice President and Chief Financial Officer	N/A
Anthony P. Schlichte	50	Executive Vice President of Corporate Finance	N/A

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors has determined that the two members of the Audit Committee, Daniel S. Laikin and D. Bruce Johnston. Each qualify as an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K adopted pursuant to the Securities Exchange Act of 1934, as amended.    Mr. Laikin and Mr. Johnston also have extensive business experience that has involved the review of financial statements as more fully described in the above biographical information.  Mr. Johnston also qualifies as “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers (“Code of Ethics”), which applies to the Company’s principal executive officer and to its principal financial and accounting officers. A copy of the Code of Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who own more than ten percent of the Company’s Common Stock (“10% Shareholders”) to file reports of ownership and reports of changes in ownership of the Company’s Common Stock with the Securities Exchange Commission (“SEC”). Officers, Directors and 10% Shareholders are required by SEC regulation to furnish the Company with copies of all forms they file under Section 16 (a). Based solely on its review of the copies of such forms received by it with respect to its fiscal year ended October 31, 2005, and written representations from certain reporting persons that no other reports were required to be made by those persons, the Company believes that its officers, directors and 10% Shareholders have complied with all Section 16(a) requirements for the fiscal year ended October 31, 2005.

ITEM 11.                 EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation paid or accrued by the Company for services rendered during the Company’s past three fiscal years ended October 31 by the Chief Executive Officer and each of the Company’s other most highly compensated executive officers whose total annual compensation for fiscal 2005, based on salary and bonus earned during fiscal 2005, exceeded $100,000 (the “Named Executive Officers”).   (No other executive officers of the Company received a salary and bonus for fiscal 2005 in excess of $100,000 so as to require their inclusion in the table.)  No bonuses were paid to any Named Executive Officers in fiscal years 2005, 2004 or 2003.

Name and Principal Position	Annual Compensation		All Other Compensation
	Year	Salary
Timothy S. Durham, Chief Executive Officer	2005	$185,000	$9,600	(1)
	2004	$185,000	$9,600	(1)
	2003	$75,000	$9,600	(1)

Terry G. Whitesell, President, Chief Operating Officer	2005	$185,000	$9,600	(1)
	2004	$185,000	$9,600	(1)
	2003	$65,000	$9,600	(1)

Jeffrey W. Osler, Executive Vice President, Secretary, Treasurer	2005	$125,000	$9,600	(1)
	2004	$125,000	$9,600	(1)
	2003	$55,000	$9,600	(1)

(1) Other compensation is a total annual car allowance.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No grants were made to the Company’s Chief Executive Officer or other Named Executive Officers during fiscal 2005 pursuant to the Company’s 1999 Stock Option Plan or the Company’s 2002 Long Term Incentive Plan.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION/SAR VALUES

No options were exercised during fiscal 2005 by the Company’s Chief Executive Officer or other Named Executive Officers.

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

No awards were made in fiscal 2005 to the Chief Executive Officers of other Named Executive Officers under any long-term incentive plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to beneficial ownership of common stock as of January 30, 2006, by (i) all persons known to the Company to be the beneficial owner of five percent or more of the common stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each of the Named Executive Officers; and (iv) all Company directors and executive officers as a group. This table does not include shares of common stock that may be purchased pursuant to options not exercisable within 60 days of the record date. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

Name and Address of Beneficial Owner	Common Stock
	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Executive Officers and Directors:
Timothy S. Durham(1)	2,800,984	90.08%
Other 5% Owners:
Black Rock Acquisition Corp(1)	2,800,984	90.08%
Jonathan B. Swain (1)	2,800,984	90.08%

(1)          Black Rock Acquisition Corporation holds these shares directly. Messrs. Durham and Swain are members of the Board of Directors of Black Rock and may be deemed to share voting and investment power with respect to these shares

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All dollar amounts in this Item 13 are in thousands (except for share and per share information).

The Company subleases its headquarters space from Fair Holdings under a sublease with a monthly rental payment of $5.

DW Trailer, a company owned by Messrs. Durham and Whitesell, has leased a forklift to Danzer under a 38 month lease at $1 per month.

On March 28, 2003, Fair Holdings, a company controlled by Mr. Durham, acquired the line of credit and term debt due to the senior lender of Danzer in the amount of $1,488 under an assignment and assumption agreement. The maturity date of the line of credit included in the assignment and assumption agreement was extended to April 2006, maximum borrowings under the line of credit were increased from $1,000 to $1,500, and the debt covenants required by the senior lender were waived through the end of the term. In July 2004 and October 2005, the Fair Holdings line of credit with Danzer was amended to increase the total availability from $1,500 to $3,000 and $5,000, respectively. All other terms of the agreement will continue as stated in the original and amended agreement dated August 15, 2001 which includes interest at LIBOR plus 3.2%. No late fees have been assessed by Fair Holdings for this loan.

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

United, U.S. Rubber, and Pyramid traditionally had borrowing agreements with Obsidian Enterprises which was funded using Obsidian Enterprises’ agreement with Fair Holdings discussed above.  In April 2005, these agreements were redocumented between Fair Holdings and United, U.S. Rubber, and Pyramid which allowed for borrowings up to $3,000, $3,700, and $750, respectively, and expire in April 2012. In October 2005, U.S. Rubber’s agreement with Fair Holdings was amended to increase the maximum borrowings to $5,500.

The following summarizes the current related party loans between the Company, Fair Holdings and DC Investments:

Debt Outstanding at October 31, 2005

Obsidian Enterprises

Line of credit issued by Fair Holdings, maximum borrowing equal to $15,000, interest payable monthly at 10%, due January 2007, collateralized by all assets of Obsidian Enterprises and personally guaranteed by certain officers.	$12,904

Danzer

Line of credit issued by Fair Holdings, maximum borrowing equal to $5,000, interest payable monthly at the LIBOR Daily Floating Rate plus 3.2% (7.2882% at October 31, 2005), due April 2006. Collateralized by substantially all assets of Danzer and guaranteed by Obsidian Enterprises.	$3,280

Note payable to Fair Holdings, requires monthly principal installments of $6, interest accrues at the LIBOR Daily Floating Rate plus 3.2% (7.2882% at October 31, 2005), due April, 2006. Collateralized by substantially all assets of Danzer and guaranteed by Obsidian Enterprises.	$828

Pyramid, DW Leasing, DC Investments Leasing and Obsidian Leasing

Notes payable to Fair Holdings, repayable in monthly installments of interest ranging from 10% to 14% through October 2012 and applicable balloon payments through December 2012.	$6,562

US Rubber

Note payable to DC Investments, interest payable monthly at 15%, balloon payment due March 2007, subordinate to bank debt.	$700
Revolving line of credit with Fair Holdings, interest payable monthly at 2% above the Fair Finance V-12 certificate rate (8.25% at October 31, 2005), due April 2012. Collateralized by all assets of the borrower, subordinate to senior bank debt.	$4,562

United

Revolving line of credit with Fair Holdings, interest payable monthly at 2% above the Fair Finance V-12 certificate rate (8.25% at October 31, 2005), due April 2012. Collateralized by all assets of the borrower, subordinate to line of credit and notes payable.	$2,304

The notes to DC Investments and Fair Holdings did not incur any additional fees including late fees. In addition to the notes the Company has an account payable to DC Investments and Fair Holdings totaling $2,388.

Management believes that the transactions described in this Item were on terms no less favorable to the Company and its subsidiaries than would have been the case for transactions with unrelated third parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Somerset CPAs, P.C. (“Somerset”) served as the Company’s independent auditors for the year ended October 31, 2005.  McGladrey & Pullen, LLP (“McGladrey & Pullen”) served as the Company’s independent auditors for the quarters ended January 31, April 30, and July 31, 2005 and for the years ended October 31, 2004 and 2003.  The services performed by Somerset and McGladrey & Pullen in this capacity included conducting an examination in accordance with generally accepted auditing standards of, and expressing an opinion on, the Company’s consolidated financial statements.

Audit Fees

Somerset’s aggregate fees billed for professional services rendered in connection with the audit and review of SEC regulatory filings were $300,000 for the 2005 fiscal year.  McGladrey & Pullen’s aggregate fees billed for professional services rendered in connection with the review of Forms 10-Q and all other SEC regulatory filings were $ 70,239 for the 2005 fiscal year, and $373,217 for the 2004 fiscal year.  The Company has paid and is current on all billed fees.

Audit-Related Fees

McGladrey & Pullen’s fees for audit related services rendered in connection with the audit of a subsidiary’s defined contribution plan were $28,078 for the 2005 fiscal year and $16,662 for the 2004 fiscal year.

Tax Fees

Somerset and McGladrey & Pullen did not render any tax compliance advice or planning services for the 2005 and 2004 fiscal years.

The Company has paid and is current on all billed fees.

All Other Fees

Somerset and McGladrey & Pullen did not render any management advisory services for the 2005 and 2004 fiscal years.

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

Part IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)          The following documents are filed as part of this Form 10-K:

1.                                                     Consolidated Financial Statements of Obsidian Enterprises, Incorporated and Subsidiaries:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets – October 31, 2005 and 2004

Consolidated Statements of Operations – Years ended October 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss – Years ended October 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows – Years ended October 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements.

2.                                                     Consolidated Financial Statement Schedule of Obsidian Enterprises, Incorporated and Subsidiaries:

Schedule II –Valuation and Qualifying of Accounts – Years ended October 31, 2005, 2004, and 2003

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2006	OBSIDIAN ENTERPRISES, INC.

	By	/s/ Timothy S. Durham
Timothy S. Durham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 14, 2006	/s/ Timothy S. Durham
Timothy S. Durham
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board and Director

Dated: February 14, 2006	/s/ Rick D. Snow
Rick D. Snow, Executive Vice President/Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 14, 2006	/s/ Jeffrey W. Osler
Jeffrey W. Osler, Executive Vice President, Secretary and Treasurer and Director

Dated: February 14, 2006	/s/ Terry G. Whitesell
Terry G. Whitesell, Director

Dated: February 14, 2006	/s/ D. Bruce Johnston, III
D. Bruce Johnston, III, Director

Dated: February 14, 2006	/s/ D. Scott McKain
D. Scott McKain, Vice Chairman and Director

Dated: February 14, 2006	/s/ Daniel S. Laikin
Daniel S. Laikin, Director

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference/Attached

3.1	Amended Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003.

3.2	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

3.3	Amended Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003.

3.4	Certificate of Designations, Preferences, Rights and Limitations of Series D Preferred Stock	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

3.5	Amended Certificate of Designations, Preferences, Rights and Limitations of Series D Preferred Stock	Incorporated by reference to Exhibit 3.4(b) to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003.

3.6	Bylaws of the Registrant (Restated Effective as of September 27, 2002)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

4.1	Registration Rights Agreement, dated June 21, 2001	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

4.2	Amendment and Joinder to Registration Rights Agreement, dated July 27, 2001	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

4.3	8.00% Convertible Debenture Issued by Registrant on July 19, 2001 to HSBC Global Custody Nominee Due July 19, 2008	Incorporated by reference to Exhibit 2 to Schedule 13D filed September 20, 2001 by Russell Cleveland, Renaissance Capital Group, Inc.

4.4	8.00% Convertible Debenture Issued by Registrant on July 19, 2001 to Renaissance US Growth & Income Trust PLC Due July 19, 2008	Incorporated by reference to Exhibit 3 to Schedule 13D filed September 20, 2001 by Russell Cleveland, Renaissance Capital Group, Inc.

4.5	Convertible Loan Agreement, dated July 19, 2001, Among Registrant, BFSUS Special Opportunities Trust PLC, Renaissance US Growth & Income Trust PLC and Renaissance Capital Group, Inc.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.1	2001 Long Term Incentive Plan*	Incorporated by reference to Appendix E to the Registrant’s Proxy Statement filed on September 18, 2001

10.2	Management Agreement, dated June 16, 2001, between Pyramid, Inc. and D.W. Leasing	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.3	Promissory Note, dated June 1, 2001, from Obsidian Capital Company, LLC to U.S. Rubber Reclaiming, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.4	Purchase Agreement, dated June 5, 2001, between United Expressline, Inc., United Acquisition, Inc., J.J.M. Incorporated and the Shareholders of United Expressline, Inc. and J.J.M. Incorporated	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.5	Promissory Note, dated July 27, 2001, from United Acquisition, Inc. to United Expressline, Inc.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.6	Credit Agreement, dated July 27, 2001, between United Acquisition, Inc. and First Indiana Bank	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.7	Loan and Security Agreement, dated January 21, 2000, between Danzer Industries, Inc. and Banc of America Commercial Finance Corp.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.8	Subordinated Secured Promissory Note, dated December 29, 2000, from USRR Acquisition Corp. to SerVaas, Inc.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001.

10.9	Form of Installment Loan from Edgar County Bank & Trust Co. to DW Leasing Company, LLC, Related Documents and Schedule Identifying Material Details	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.10	Loan Agreement, dated December 10, 1999, between Old National Bank and DW Leasing Company, LLC, and Related Documents	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.11	Form of Promissory Note from DW Leasing Company, LLC to Star Financial Bank, Related Documents and Schedule Identifying Material Details	Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.12	Master Lease Agreement, dated May 17, 2000, between Old National Bank and DW Leasing Company, LLC, and Related Documents	Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.13	Loan Agreement, dated June 1, 2000, between DW Leasing Company LLC and Regions Bank and Security Agreement	Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.14	Business Loan Agreement (Asset Based), dated August 15, 2001, between Danzer Industries, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.15	1999 Stock Option Plan*	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.16	Assignment and Assumption Agreement, dated February 20, 2002, between DW Leasing, LLC and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

10.17	Replacement Promissory Note, dated February 26, 2002, from Obsidian Enterprises, Inc. to Fair Holdings, Inc. in the principal amount of $700,000 due March 1, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.18	Promissory Note from Obsidian Enterprises, Inc. in favor of Fair Holdings, Inc. in the principal amount of $570,000 due February 1, 2007	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

10.19	Subscription Agreement of Fair Holdings, Inc. for 186,324 shares of Series C Preferred Stock	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

10.20	Subscription Agreement of Obsidian Capital Partners, LP for 402,906 shares of Series C Preferred Stock	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

10.21	Second Amendment to Credit Agreement, dated August 28, 2002, between United Expressline, Inc. and First Indiana Bank, N.A.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the Quarter Ended July 31, 2002

10.22	Promissory Note, dated January 17, 2002, from DW Leasing Company, LLC, to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.23	Promissory Note, dated September 3, 2002, from Obsidian Enterprises, Inc., to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.24	Promissory Note, dated January 9, 2002, from Obsidian Enterprises, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.25	Credit Agreement, dated October 31, 2002, between Obsidian Leasing Company, Inc. and Old National Bank, N.A. and Related Documents	Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.26	Stock Purchase Agreement, dated July 27, 2001, between Danzer Corporation and The Huntington Capital Investment Company.	Incorporated by reference to Exhibit A to the Schedule 13G filed by The Huntington Capital Investment Company on August 6, 2001.

10.27	Loan Agreement, dated September 24, 2002, between Edgar County Bank & Trust Co. and Obsidian Leasing Company, Inc.	Incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.28	Term Promissory Note, dated September 26, 2002, from Obsidian Leasing Company, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.29	Note Purchase Agreement, dated July 27, 2001, between United Acquisition, Inc. and The Huntington Capital Investment Company.	Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.30	Limited Forbearance Agreement, dated October 14, 2002, among Danzer Industries, Inc., Obsidian Enterprises, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.31	Revolving Credit, Term Loan and Security Agreement, dated October 25, 2002, between PNC Bank, N.A. and U.S. Rubber Reclaiming, Inc. and Related Documents	Incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.32	Term Promissory Note, dated October 31, 2002, from DW Leasing Company, LLC to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.33	Rental Agreement, dated October 1, 2002, between DW Trailer, LLC and Danzer Industries, Inc.	Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.34	Commercial Equipment Lease Agreement, dated August 1, 2002, between Fair Holdings, Inc. and Danzer Industries, Inc.	Incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.35	Commercial Equipment Lease Agreement, dated August 1, 2002, between Fair Holdings, Inc. and Obsidian Enterprises, Inc.	Incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.36	Promissory Term Note, dated November 18, 2002, from Obsidian Leasing Company, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.37	Third Amendment to Credit Agreement, dated December 26, 2002, between United Expressline, Inc. and First Indiana Bank, N.A.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.38	Credit Agreement, dated December 18, 2002, between DC Investments Leasing, LLC and First Indiana Bank, N.A. and Related Documents.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.39	Term Promissory Note, dated January 3, 2003, from Obsidian Leasing, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.40	Stock Purchase Warrant, dated January 24, 2003, issued by Obsidian Enterprises, Inc. to Frost National Bank, Custodian, FBO Renaissance US Growth Investment Trust PLC Trust No. WOO740100.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.41	Stock Purchase Warrant, dated January 24, 2003, issued by Obsidian Enterprises, Inc., to HSBC Global Custody Nominee (UK) Limited, FBO BFS US Special Opportunities Trust PLC.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.42	Second Limited Forbearance Agreement, dated February 28, 2003, between Danzer Industries, Inc. and Obsidian Enterprises, Inc.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.43	Form of Letter Amending Stock Options and Schedule Identifying Material Details*	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.44	First Amendment to Promissory Note, dated January 9, 2003.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.45	Sublease, effective as of January 1, 2003, between Fair Holdings, Inc. and Obsidian Enterprises, Inc.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.46	Commercial Equipment Lease Agreement, commencing November 20, 2002, between Fair Holdings, Inc. and United Expressline, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.47	Assignment Agreement, dated May 12, 2003, between Obsidian Enterprises, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.48	Assignment of Note and Other Loan Documents, dated March 28, 2003, between Bank of America, N.A. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.49	First Amendment to Business Loan Agreement and Promissory Note (Line of Credit), dated March 28, 2003, between Danzer Industries, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.50	Second Amendment to Promissory Note (Line of Credit), dated April 1, 2003, between Obsidian Enterprises, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.51	Employment Agreement, dated April 30, 2003, between Obsidian Enterprises, Inc. and Rick D. Snow.*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2003

10.52	Third Amendment to Promissory Note (Line of Credit), dated February 2, 2004, between Obsidian Enterprises, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.70 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.53	Term Promissory Note, dated September 19, 2003, from DC Investments Leasing, LLC to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.71 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.54	Promissory Note, dated August 31, 2003, from DC Investments, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.72 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.55	Second Amendment to Revolver Promissory Note, dated September 31, 2003, between Danzer Industries, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.73 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.56	Stock Purchase Warrant, dated February 9, 2004, issued by Obsidian Enterprises, Inc. to HSBC Global Custody Nominee (UK) Limited, FBO BFS US Special Opportunities Trust PLC.	Incorporated by reference to Exhibit 10.74 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.57	Stock Purchase Warrant, dated February 9, 2004, issued by Obsidian Enterprises, Inc. to Frost National Bank, Custodian, FBO Renaissance US Growth Investment Trust PLC, Trust No. W00740100.	Incorporated by reference to Exhibit 10.75 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.58	Third Amendment to Revolver Promissory Note by and among Danzer Industries, Inc. and Fair Holdings, Inc., dated May 1, 2004	Incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2004

10.59	Credit Agreement, dated as of April 28, 2004, between Classic Manufacturing Acquisition Corp. and National City Bank of Indiana	Incorporated by reference to Exhibit 10.1 on the Registrant’s Form 8-K dated May 14, 2004

10.60	Facility Lease for Pyramid Coach, Inc. with Fergusen Properties, dated November 16, 2004	Incorporated by reference to Exhibit 10.60 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.61	Facility Lease for Classic Manufacturing, Inc. with Roost Leasing, dated April 27, 2004	Incorporated by reference to Exhibit 10.61 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.62	Amended Credit Agreement, dated December 28, 2004, between Classic Manufacturing Acquisition Corp. and National City Bank of Indiana	Incorporated by reference to Exhibit 10.62 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.63	Third Amendment to Revolver Promissory Note by and among Danzer Industries, Inc. and Fair Holdings, Inc., dated July 1, 2004	Incorporated by reference to Exhibit 10.63 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.64	Second Amendment to Promissory Note by and among Obsidian Leasing Company, Inc. and Fair Holdings, Inc., dated August 31, 2004	Incorporated by reference to Exhibit 10.64 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.65	Second Amendment to Note Purchase Agreement between United Expresslines and The Huntington Capital Company	Incorporated by reference to Exhibit 10.65 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.66	Third Amended Promissory Note (Line of Credit) by and between Obsidian Leasing Company, Inc. and Fair Holdings, Inc. dated March 31, 2005	Incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.67	Credit Agreement by and between U.S. Rubber Reclaiming, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.68	Security Agreement by and between U.S. Rubber Reclaiming, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.3 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.69	Revolving Note by and between U.S. Rubber Reclaiming, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.4 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.70	Credit Agreement by and between United Expressline, Inc. and Fair Holdings dated April 15, 2005	Incorporated by reference to Exhibit 10.5 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.71	Security Agreement by and between United Expressline, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.6 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.72	Revolving Note by and between United Expressline, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.7 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.73	Credit Agreement by and between Pyramid Coach, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.8 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.74	Security Agreement by and between Pyramid Coach, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.9 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.75	Revolving Note by and between Pyramid Coach, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.10 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.76

Forbearance Agreement by and between Old National Bank, Obsidian Leasing Company, Inc., Obsidian Enterprises, Inc., Pyramid Coach, Inc., Timothy S. Durham, Terry Whitesell and Julia Whitesell effective as of December 1, 2004

Incorporated by reference to Exhibit 10.11 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.77	Loan and Security Agreement by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.78	Revolving Note by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.79	Term Note by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Incorporated by reference to Exhibit 10.3 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.80	Continuing Unconditional Guarantee by and between United Expressline, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Incorporated by reference to Exhibit 10.4 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.81	Subordination Agreement by and between The Huntington Capital Investment Company, United ExpressLine, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Incorporated by reference to Exhibit 10.5 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.82	Subordination Agreement by and between Fair Holdings, Inc., United ExpressLine, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Incorporated by reference to Exhibit 10.6 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.83	Subordination Agreement by and between UX, Inc., United ExpressLine, Inc. and LaSalle Business Credit, LLC dated July 19, 2005	Incorporated by reference to Exhibit 10.7 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.84

Second Amendment to Forbearance Agreement by and between Old National Bank, Obsidian Leasing Company, Inc., Obsidian Enterprises, Inc., Pyramid Coach, Inc., Timothy S. Durham, Terry Whitesell and Julia Whitesell effective as of July 22, 2005

Incorporated by reference to Exhibit 10.8 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.85	Third Amended Promissory Note (Line of Credit) by and between DW Leasing Company, LLC and Fair Holdings, Inc. dated June 15, 2005	Incorporated by reference to Exhibit 10.9 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.86	Second Amended Promissory Note (Line of Credit) by and between DC Investments Leasing, LLC and Fair Holdings, Inc. dated June 15, 2005	Incorporated by reference to Exhibit 10.10 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.87	Amendment No. 3 to Note Purchase Agreement and Limited Waiver by and between United Expressline, Inc. and The Huntington Capital Investment Company dated July 19, 2005	Incorporated by reference to Exhibit 10.11 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.88	Second Amendment to Promissory Note by and between Obsidian Leasing Company, Inc. and Fair Holdings, Inc. dated December 15, 2005	Attached

10.89	Fourth Amendment to Promissory Note by and between Obsidian Leasing Company, Inc. and Fair Holdings, Inc. dated December 15, 2005	Attached

10.90	First Amendment to Promissory Note (Line of Credit) by and between U.S. Rubber Reclaiming, Inc. and Fair Holdings, Inc. dated October 15, 2005	Attached

10.91	Fourth Amendment to Revolver Promissory Note by and between Danzer Industries, Inc. and Fair Holdings, Inc. dated October 15, 2005	Attached

10.92	Fourth Amendment to Promissory Note by and between DW Leasing Company, LLC and Fair Holdings, Inc. dated December 15, 2005	Attached

10.93	Second Amendment to Promissory Note by and between DC Investments Leasing, LLC and Fair Holdings, Inc. dated December 15, 2005	Attached

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers	Attached

21.1	List of Subsidiaries	Attached

31.1	Sarbanes-Oxley Act Section 302 Certification	Attached

31.2	Sarbanes-Oxley Act Section 302 Certifications	Attached

32.1	Sarbanes-Oxley Act Section 906 Certification	Attached

*Indicates Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.