Form 10-K/A
period 2005-10-31
OBSIDIAN ENTERPRISES INC
filed 2006-03-17
CIK 825521

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

Explanatory Note

Obsidian Enterprises, Inc. (the “Company”) hereby amends its annual report on Form 10-K, for the fiscal year ended October 31, 2005 (the “Original Form 10-K”) as set forth in this Amendment No. 1 to Form 10-K (the “Form 10-K/A”).  The Company is filing this Form 10-K/A to eliminate prior period adjustments contained in the financial statements, to include an audit opinion for the fiscal years ended October 31, 2004 and 2003, to revise the control provisions disclosed in Item 9A, and to correct certain typographical errors within the Original Form 10-K.  Except for the items noted above, no other information is being amended by this Form 10-K/A.  The Company has not updated disclosures in this Form 10-K/A to reflect any event subsequent to the Company’s filing of the original Form 10-K.

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

Item 1A.     Risk Factors.

1.               A group of Obsidian Stockholders have filed a transaction statement on Schedule 13E-3. The purpose of the transaction is to eliminate the public stockholders of Obsidian and cause Obsidian to become a private company whose stock will no longer be traded on the OTC Bulletin Board and which will no longer be subject to the periodic reporting requirements of the Securities Exchange Act of 1934. Subsequent to fiscal 2005, the group filed amendment 4 to schedule 13-E3 notifying all shareholders that the group obtained 90% ownership and the expected date to complete the going private transaction is March 17, 2006.

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

Operating Data:

(Amounts in thousands, except per share data)

	Year Ended October 31,				Ten Months Ended October 31
	2005	2004	2003	2002	2001

Net sales	$65,774	$64,360	$59,295	$57,274	$24,689

Income (loss) from operations	(7,029)	(3,867)	(978)	449	981

Discontinued operations, net of tax	—	—	(49)	(1,040)	(3,376)

Cumulative effect of change in accounting principle	—	—	—	(2,015)	—

Net income (loss)	(12,119)	(8,033)	(3,873)	(6,330)	(4,395)

Basic and diluted loss per share:

From continuing operations	(3.84)	(2.47)	(5.87)	(4.50)	(2.00)

Discontinued operations	—	—	(.07)	(1.44)	(6.50)

Cumulative effect of change in accounting principle	—	—	—	(2.80)	—

Net loss per share	(3.84)	(2.47)	(5.94)	(8.74)	(8.50)

Balance Sheet Data:

	October 31,
	2005	2004	2003	2002	2001

Working capital (deficit)	$(18,584)	$(10,504)	$6,045	$1,591	$(2,528)

Total assets	46,439	49,419	45,882	45,923	48,850

Long-term debt, including current portion and redeemable stock	57,101	$48,796	43,221	36,464	35,382

Stockholders’ equity (deficit)	(21,391)	(9,463)	(3,253)	(689)	1,331

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

During fiscal 2005 a group of Obsidian Stockholders filed a transaction statement on Schedule 13E-3 and announced their intention to take Obsidian private. The purpose of the transaction is to eliminate the public stockholders of Obsidian and cause Obsidian to become a private company whose stock will no longer be traded on the OTC Bulletin Board and which will no longer be subject to the periodic reporting requirements of the Securities Exchange Act of 1934. Once this transaction is completed, the overall general and administrative expenses will be reduced by approximately $700, on a recurring basis.

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

Our butyl rubber reclaiming segment sales remained flat during fiscal 2005. Additional costs were incurred to maintain the equipment in this very capital intensive operation. The primary reason for this decrease is lower production efficiency because a major piece of production equipment was taken out of commission for maintenance for the last six months of the year.  During the downtime, we relied on backup equipment for our production needs, which increased our cost to produce material and reduced our throughput efficiency.  We also incurred significant increases in energy costs and we increased our reserve on slow moving raw materials which reduced our gross profit by $500. During fiscal 2005 we implemented an additional five percent price increase as our cost to pass through some of the additional costs of producing our products. Subsequent to fiscal 2005 we purchased a new piece of equipment that, based upon preliminary testing, should ultimately increase our production efficiency and lowering our overhead costs by lowering our cost of utilities and automating a portion of the production process which is currently manually intensive.  For fiscal 2006 we expect the market demand for our product in this segment to be high due to our current order backlog. The availability of raw material for butyl rubber reclaiming to meet the market demands continues to be a concern. We will continue to modify our Fine Grind and cryogenic operations to increase our rubber resource utilization of existing material and expand our product lines of natural rubber in new markets.

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

Fiscal 2005 Compared with Fiscal 2004

The following table details our results of operations as a percentage of sales:

	Year Ended October 31,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	94.5	89.8
Selling, general and administrative expenses	16.2	16.8
Interest expense	7.8	6.5

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

Gross Profit

Gross profit as a percentage of sales decreased by 4.7% from 10.2% in fiscal 2004 to 5.5% in fiscal 2005. The decrease was mainly the result of increased raw material costs in our trailer and related transportation equipment segment.  In addition, our rubber reclaim segment incurred additional costs during fiscal 2005 for repair and maintenance and additional processing of materials while a critical piece of equipment was under repair of their capital intensive equipment. Also additional reserves were established on slow moving inventory and an increase in purchases of butyl raw materials from foreign sources which is at a premium compared to domestic markets.  We were able to pass some of the price increases through to our customers although our price increases did lag behind the material cost increases throughout fiscal 2005 and 2004, therefore reducing our overall gross profit.

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

Selling, General and Administrative (SG&A) Expenses

The Company’s SG&A expenses decreased by 0.6%, for the year ended October 31, 2005 compared to fiscal 2004.  The decrease in SG&A was primarily due to a decrease in corporate expenses, primarily professional fees of approximately $684 along with various marketing expenses at United of approximately $86. This decrease was offset by an increase in SG&A expenses for Classic of approximately $469 due to the inclusion of twelve months of operations compared to six months for fiscal 2004.

Looking ahead, SG&A expenses are expected to decrease. During fiscal 2005 a group of Obsidian Stockholders filed a transaction statement on Schedule 13E-3 and announced their intention to take Obsidian private. The purpose of the transaction is to eliminate the public stockholders of Obsidian and cause Obsidian to become a private company whose stock will no longer be traded on the OTC Bulletin Board and which will no longer be subject to the periodic reporting requirements of the Securities Exchange Act of 1934. Once this transaction is completed, the overall general and administrative expenses will decrease by approximately $700 on a recurring basis.

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

Income Tax Provision

The income tax benefit for the year ended October 31, 2005 decreased by $30 compared to the year ended October 31, 2004.   The income tax benefit is created primarily through net operating loss carry forwards recognized to the extent they are available to offset the Company’s net deferred tax liability.

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

Gross Profit

Gross profit as a percentage of sales decreased 2.5% from 12.7% in fiscal 2003 to 10.2% in fiscal 2004. The decrease was mainly the result of increased raw material costs in our trailer and related transportation equipment segment related to steel and wood which are the most significant components of our cost of goods sold. In addition, our rubber reclaim segment incurred additional costs during fiscal 2004 for repair and maintenance of their capital intensive equipment and the purchase of raw materials from foreign sources.  We were able to pass some of the price increases through to our customers although our price increases did lag behind the material cost increases throughout fiscal 2004 therefore reducing our overall gross profit.

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

We allocate corporate SG&A expenses to the respective subsidiaries primarily based on a percentage of sales.  Amounts allocated by segment are as follows:

	Year Ended October 31,
	2005	2004	2003

Trailer manufacturing	$1,798	$2,280	$1,174
Butyl rubber reclaiming	383	507	317
Coach leasing	181	259	200

Total	$2,362	$3,046	$1,691

Trailer and Related Transportation Equipment Manufacturing

The following table shows sales, cost of sales, gross profit and loss before taxes and minority interest for this segment for the periods indicated:

	Year Ended October 31,
	2005	2004	2003

Net sales	$51,469	$48,184	$41,009
Cost of sales	47,473	44,116	37,704

Gross profit	$3,996	$4,068	$3,305

Gross profit %	7.8%	8.4%	8.1%

Loss before taxes and minority interest	$(3,100)	$(4,110)	$(3,480)

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

Loss before taxes and minority interest

In fiscal 2005, the loss before taxes and minority interest decreased by $1,010 when compared to fiscal 2004, and $380 when compared to fiscal 2003. This improvement is primarily related to the overall reduction in SG&A expenses as a result of our cost reduction initiatives.

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

Butyl Rubber Reclaiming

The following table shows sales, cost of sales, gross profit and loss before taxes and minority interest for this segment for the periods indicated:

	Year Ended October 31,
	2005	2004	2003

Net Sales	$10,962	$10,712	$11,005
Cost of Sales	12,767	10,472	9,972

Gross Profit	$(1,805)	$240	$1,033

Gross Profit %	(16.5)%	2.2%	9.4%

Loss before taxes and minority interest	$(3,358)	$(1,606)	$(752)

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

Gross profit

Gross profit as a percentage of sales decreased by 18.7% to $(1,805) for fiscal 2005 as compared to $240 for fiscal 2004. The primary reason for this decrease is due to lower production because of an electrical fire that closed the plant for seven days in December 2004. In addition, our rubber reclaim segment incurred additional costs during fiscal 2005 for repair and maintenance and additional processing of materials while a critical piece of equipment was under repair of this capital intensive equipment. Also additional reserves of approximately $1,423 were established on slow moving inventory that decreased our gross margins by approximately 13.0%. In addition, an increase in purchases of raw materials from foreign sources, a significant increase in the cost of natural gas and electricity also affected gross profit.

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

Loss before taxes and minority interest

In fiscal 2005, the loss before taxes and minority interest increased by $1,752 as compared to fiscal 2004, and $2,606 as compared to fiscal 2003. The decrease in profitability and negative trend as noted above has been primarily due to the significant increases in energy costs, inefficiencies in production and higher maintenance costs and additional reserves on our raw materials.

Looking ahead

The Company’s management has put into place new process for our Butyl, cryogenic and fine grind systems. We anticipate the new processes will improve our efficiencies and provide additional profitability for this segment.

Coach Leasing

The following table shows sales, cost of sales, gross profit and loss before taxes and minority interest for this segment for the periods indicated:

	Year Ended October 31,
	2005	2004	2003

Net Sales	$3,343	$5,464	$7,281
Cost of Sales	1,936	3,216	4,060

Gross Profit	$1,407	$2,248	$3,221

Gross Profit %	42.1%	41.1%	44.2%

Loss before taxes and minority interest	$(2,211)	$(1,479)	$(122)

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

Liquidity And Capital Resources

Overview

The Company’s financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Obsidian Enterprises and its subsidiaries have incurred losses and reductions in equity on a consolidated basis. These recurring losses, working capital deficits and certain loan covenant violations have led the Company’s independent auditor, Somerset CPAs P.C. to include a going concern emphasis paragraph in its audit report relating to the Company’s audited consolidated financial statements for the year ended October 31, 2005.  Historically certain cash losses have been financed with DC Investments and its subsidiary Fair Holdings, entities controlled by the Company’s Chairman. As of October 31, 2005, our total debt outstanding to Fair Holdings was $31,173.

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

Working Capital

Our businesses are working capital intensive and require funding for purchases of production inventory, capital expenditures and expansion and upgrading of facilities.   Each of our subsidiaries have separate revolving credit agreements and term loan borrowings through which the subsidiary finances its operations together with cash generated from operations.  Our working capital position (current assets over current liabilities) was negative at October 31, 2005 by $18,584. At the end of fiscal year 2004, our working capital position was negative by $10,504.  The decrease in working capital is primarily attributable to certain loans that became current as of October 31, 2005. We are currently working to cure our loan covenant violations for United and extend our subordinate debt of $8,500, refinance loans for Obsidian Leasing in the amount of $2,974 and US Rubber in the amount of $5,005 as noted in further detail below. The refinancing of these obligations along with positive cash flow from operations is expected to improve our working capital to a positive position upon completion.

We continue to address liquidity and working capital issues in a number of ways.  In fiscal 2005, net cash used in continuing operations was $7,115 compared to $4,220 in fiscal 2004. The use of cash and working capital was primarily related to operating losses.  For fiscal 2006, we expect our operations to begin to generate positive cash and increase our overall working capital through improved operations as follows:

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

Long-Term Assets

Long-term assets as of October 31, 2005 were $31,431 compared to $33,190 as of October 31, 2004. The net decrease of $1,759 was primarily due to amortization of intangible assets, depreciation of assets net of capitalized purchases and the disposal of assets.

Capital Structure

The following table details our total capitalization components:

	2005	2004

Short-term debt	$25,029	$18,383
Long-term debt, including Redeemable Preferred Stock	32,072	30,413
Stockholders’ deficit	$(21,391)	$(9,463)

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

A summary of our contractual cash obligations for the fiscal years ending 2006 through 2009 and 2010 and thereafter at October 31, 2005 is as follows:

Contractual Obligations	Total	2006	2007	2008	2009	2010 and Thereafter

Long-term debt, and all debt service interest payments(1)	$65,972	$23,821	$22,675	$5,711	$1,960	$11,805
Operating leases(2)	1,950	551	452	250	216	481
Purchase Commitments(3)	1,036	1,036
Redeemable Stock(4)	252	—	252	—	—	—

Total contractual cash obligations	$69,210	$25,408	$23,379	$5,961	$2,176	$12,286

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

Our net cash used in continuing operations for the year ended October 31, 2005 was $7,115. This is comprised of a loss from continuing operations of $12,119, offset by non-cash depreciation and amortization of $3,573, increases in customer deposits of $72, accrued expenses of $538, and other assets of $23, and decreases of accounts receivable of $1,229, inventory of $875, and accounts payable of $1,721.  In addition, we had non-cash gain on minority interest of $31, accretion of interest of $402, and a loss on sale of equipment of $90.

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

The total increase (decrease) in cash is summarized as follows:

	Year Ended October 31,
	2005	2004	2003

Net cash used in continuing operations	$(7,115)	$(4,220)	$(2,604)
Net cash used in investing activities	(2,256)	(2,889)	(3,623)
Net cash provided by financing activities	9,334	6,649	6,496
Net cash flow provided by (used in) discontinued operations	—	—	(41)

Increase (decrease) in cash and cash equivalents	$(37)	$(460)	$228

Critical Accounting Policies

Our significant accounting policies are summarized in the footnotes to our financial statements.  Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment.  Our major operating assets are accounts receivable, inventory, intangible assets and property and equipment.  We have not historically experienced significant bad debts expense, and we believe our reserve for doubtful accounts of $760 should be adequate for any exposure to loss in our October 31, 2005 accounts receivable.  We have also established reserves for slow-moving and obsolete inventories and believe the reserve of $2,195 is adequate.  We depreciate our property and equipment and amortize intangible assets (except for goodwill) over their estimated useful lives.  Property and equipment are reviewed for impairment when events and circumstances indicate impairment factors may be present. During fiscal 2005 and 2004, certain equipment became idle due to the realignment of the plant at U.S. Rubber.  The equipment will be used in the future for replacement of existing equipment as needed.  Due to the uniqueness of the equipment and the high cost to buy new similar pieces, the net book value of $1,544 and $353 for the years ended October 31, 2005 and 2004, respectively, was transferred to other assets under idle equipment and is subject to impairment valuation. Accordingly, we continue to analyze our subsidiaries assets for impairment in conjunction with our analysis of the continuing operations of these facilities. In assessing the recoverability of our property and equipment, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations. As of October 31, 2005 we determined there is no impairment of our property and equipment.

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

The accompanying 2005 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Summary of Significant Accounting Policies, the consolidated financial statements of the Company reflects recurring losses from operations, current liabilities in excess of current assets, violation of certain loan covenants, and stockholders’ deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Realization of assets and satisfaction of liabilities in the ordinary course of business is dependent upon the Company’s ability to generate sufficient cash flow to meet its obligations on a timely basis, successfully refinancing certain obligations and ability to obtain additional borrowings. Management’s plans in regard to these matters are also described  in the Summary of Significant Accounting Policies. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Somerset CPAs, P.C.

Indianapolis, Indiana
February 10, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Obsidian Enterprises, Inc.

Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the years ended October 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Obsidian Enterprises, Inc. and Subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for the years ended October 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 and Note 15 to the financial statements, the Company had borrowings totaling $20,299,000 at December 31, 2004 from DC Investments, LLC and its subsidiary, Fair Holdings, LLC, entities controlled by the Company's chairman.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, its total liabilities exceeds its total assets, has not complied with the terms of its debt financing agreements and will continue to rely on cash inflow from related parties.  This raises substantial doubt in the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits of the consolidated financial statements referred to in our aforementioned report also included the financial statement schedules of Obsidian Enterprises, Inc.  These financial statements schedules are the responsibility of Obsidian Enterprises, Inc.’s management.  Our responsibility is to express an opinion based on our audits of the consolidated financial statements.  In our opinion, such financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Elkhart, Indiana

February 4, 2005

OBSIDIAN ENTERPRISES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share and share data)

	October 31, 2005	October 31, 2004

Assets

Current assets:
Cash and cash equivalents	$651	$688
Marketable securities	75	74
Accounts receivable, net of allowance for doubtful accounts of $760 for 2005 and $743 for 2004	3,961	5,190
Accounts receivable, related parties (Note 15)	157	71
Inventories, net (Note 6)	8,096	8,971
Prepaid expenses and other assets	973	600
Deferred income tax assets (Note 14)	1,095	635

Total current assets	15,008	16,229

Property, plant and equipment, net (Note 7)	20,941	23,730

Other assets:
Goodwill not subject to amortization	7,055	7,055
Intangible assets (Notes 3 and 5):
Noncompete agreements, less accumulated amortization of $1,029 for 2005 and $783 for 2004	625	871
Trade name and customer relations, less accumulated amortization of $508 for 2005 and $390 for 2004	773	891
Deferred debt costs, less accumulated amortization of $603 for 2005 and $293 for 2004	97	277
Idle Equipment	1,897	353
Other	43	13

	$46,439	$49,419

The accompanying notes are an integral part of the consolidated financial statements.

	October 31, 2005	October 31, 2004
Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt (Note 8)	$20,914	$18,376
Current portion of long-term debt, related parties (Note 8 and 15)	4,115	7
Accounts payable, trade	3,521	5,242
Accounts payable, related parties (Note 15)	2,592	1,268
Accrued compensation	786	830
Accrued expenses	1,505	923
Customer deposits	159	87

Total current liabilities	33,592	26,733

Accounts payable, related parties (Note 15)	556	556

Long-term debt, net of current portion (Note 8)	3,637	8,547

Long-term debt, net of current portion, related parties (Note 8 and 15)	27,058	20,299

Deferred income tax liabilities (Note 14)	1,396	936

Total liabilities	66,239	57,071

Minority interest	214	244

Redeemable stock (Note 11):
Common stock, 324,933 shares outstanding for 2005 and 2004	1,377	1,567

Stockholders’ deficit (Note 12):
Common stock, par value $.0001 per share; 10,000,000 shares authorized; 3,109,333 issued and outstanding in 2005 and 2004	1	1
Additional paid-in capital	13,505	13,315
Accumulated other comprehensive loss	(39)	(40)
Accumulated deficit	(34,858)	(22,739)

Total stockholders’ deficit	(21,391)	(9,463)

	$46,439	$49,419

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share and share data)

	Year Ended October 31,
	2005	2004	2003

Net sales	$65,774	$64,360	$59,295

Cost of sales	62,176	57,804	51,736

GROSS PROFIT	3,598	6,556	7,559

Selling, general and administrative expenses	(10,629)	(10,827)	(8,537)
Insurance settlement	2	404	—

Loss from operations	(7,029)	(3,867)	(978)

Other income (expense):
Interest expense (Note 8)	(5,160)	(4,165)	(3,547)
Other income	142	61	17
Other expense	(96)	(13)	(81)

Loss before income taxes and discontinued operations	(12,143)	(7,984)	(4,589)

Income tax benefit (expense) (Note 14)	(7)	23	937

Loss from continuing operations before discontinued operations	(12,150)	(7,961)	(3,652)

Loss from discontinued operations, net of tax (Note 4)	—	—	(49)

Loss before minority interest	(12,150)	(7,961)	(3,701)

Minority interest	31	(72)	(172)

Net loss	$(12,119)	$(8,033)	$(3,873)

Basic and diluted loss per share attributable to common shareholders (Note 2):
From continuing operations	$(3.84)	$(2.47)	$(5.87)
Discontinued operations, net of tax	—	—	(.07)

Net loss per share	$(3.84)	$(2.47)	$(5.94)

Weighted average common and common equivalent shares outstanding, basic and diluted:	3,109,333	2,699,252	720,157

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(dollars in thousands)

									Accumulated
				Series C Convertible		Series D Convertible		Additional	Other
	Comprehensive	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated
	Loss	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at October 31, 2002		720,157	1	3,982,193	5	88,330	—	10,186	(49)	(10,832)	(689)

Contribution to capital from sale of Champion to related party	$—	—	—	—	—	—	—	1,142	—	—	1,142
Tax effect of sale of coaches to DC Investments Leasing	—	—	—	—	—	—	—	(96)	—	—	(96)
Extension of stock options	—	—	—	—	—	—	—	30	—	—	30
Assignment of 16,072 shares of Series D mandatory redeemable Preferred Stock	—	—	—	—	—	16,072	—	337	—	—	337
Issuance of 14,285 shares of Series D Preferred Stock associated with Obsidian Capital Partners	—	—	—	—	—	14,285	—	250	—	—	250
Unrealized gain on available-for-sale marketable securities	49	—	—	—	—	—	—	—	49	—	49
Fair value adjustment on redeemable Preferred Stock	—	—	—	—	—	—	—	(104)	—	(299)	(403)
2003 net loss	(3,873)	—	—	—	—	—	—	—	—	(3,873)	(3,873)

Total comprehensive loss	$(3,824)

Balance at October 31, 2003		720,157	1	3,982,193	5	118,687	—	11,745	—	(15,004)	(3,253)

Assignment of 16,071 shares of Series D mandatory redeemable Preferred Stock	$—	—	—	—	—	16,071	—	337	—	—	337
Issue Common Stock shares for the purchase of Classic	—	170,451	—	—	—	—	—	1,250	—	—	1,250
Reclassification to redeemable Preferred Stock	—	—	—	—	—	—	—	(1,125)	—	—	(1,125)
Extension of stock options	—	—	—	—	—	—	—	40	—	—	40
Conversion of Series C and Series D convertible Preferred Stock to common stock	—	2,218,725	—	(3,982,193)	(5)	(134,758)	—	5	—	—	—
Unrealized loss on available-for-sale marketable securities	(40)	—	—	—	—	—	—	—	(40)	—	(40)
Fair value adjustment on redeemable Preferred Stock	—	—	—	—	—	—	—	1,063	—	298	1,361
2004 net loss	(8,033)	—	—	—	—	—	—	—	—	(8,033)	(8,033)

Total comprehensive loss	$(8,073)

Balance at October 31, 2004		3,109,333	1	—	—	—	—	13,315	(40)	(22,739)	(9,463)

Unrealized gain on available-for-sale marketable securities	$1	—	—	—	—	—	—	—	1	—	1
Fair value adjustment on redeemable Preferred Stock	—	—	—	—	—	—	—	190	—	—	190
2005 net loss	(12,119)	—	—	—	—	—	—	—	—	(12,119)	(12,119)

Total comprehensive loss	$(12,118)
Balance at October 31, 2005		3,109,333	1	—	—	—	—	$13,505	$(39)	(34,858)	(21,391)

The accompanying notes are an integral part of the consolidated financial statements.

OBSIDIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended October 31,
	2005	2004	2003

Cash flow from operating activities from continuing operations:
Net loss	$(12,119)	$(8,033)	$(3,873)
Loss from discontinued operations	—	—	49
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,573	3,499	2,850
Loss (gain) on sale of equipment	90	(352)	10
Loss on marketable securities	—	—	72
Stock-based compensation	—	40	30
Minority interest	(31)	72	172
Accretion of interest	402	297	394
Deferred income taxes	—	(98)	(1,003)
Changes in operating assets and liabilities net of effect of acquisitions: Accounts receivable, net	1,229	(1,222)	(357)
Inventories, net	875	(595)	(140)
Other assets	(23)	(88)	(54)
Accounts payable, trade	(1,721)	2,264	(709)
Accrued expenses	538	195	(96)
Customer deposits	72	(199)	51

Net cash used in operating activities from continuing operations	(7,115)	(4,220)	(2,604)

Cash flows from investing activities from continuing operations:
Capital expenditures	(2,700)	(1,831)	(3,654)
Proceeds from sale of equipment	444	664	31
Cash payments in connection with the purchase of Classic, net of cash acquired	—	(1,722)	—

Net cash used in investing activities from continuing operations	(2,256)	(2,889)	(3,623)

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended October 31,
	2005	2004	2003

Cash flows from financing activities from continuing operations:
Advances from (repayments to) related parties	1,410	777	(885)
Net borrowings (repayments) on lines of credit	(52)	673	1,352
Borrowings on long-term debt	500	1,292	2,928
Borrowings on long-term debt, related parties	11,414	7,042	6,811
Principal repayments on long-term debt	(3,198)	(2,495)	(3,592)
Principal repayments on long-term debt, related parties	(600)	(944)	(273)
Debt issuance costs	(140)	(46)	(95)
Proceeds from capital contributions and sale of common stock	—	350	250

Net cash provided by financing activities from continuing operations	9,334	6,649	6,496

Net cash provided by operating activities of discontinued operations	—	—	113

Net cash used in investing activities of discontinued operations	—	—	(3)

Net cash used in financing activities of discontinued operations	—	—	(151)

Net cash flow (used in) discontinued operations	—	—	(41)

Increase (decrease) in cash and cash equivalents	(37)	(460)	228

Cash and cash equivalents, beginning of year	$688	$1,148	$920

Cash and cash equivalents, end of year	$651	$688	$1,148

Interest paid	$2,947	$2,085	$2,956

Taxes paid	$68	$75	$96

Noncash investing and financing activities:
Contribution to capital from sale of Champion to related party	$—	$—	$1,142
Issuance of redeemable stock in conjunction with the sale of Champion	$—	$—	$675
Assignment and assumption of redeemable stock to Fair Holdings	$—	$337	$337
Tax effect of sale of coaches to a related party recorded as a reduction of equity	$—	$—	$96
Reclassification of debt due to assumption of credit agreement by Fair Holdings	$—	$—	$1,488
Coaches and equipment purchased with debt	$—	$—	$221
Fair value changes of redeemable stock	$190	$1,361	$403
Stock issued in purchase of Classic	$—	$1,250	$—

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

ORGANIZED LABOR:

Certain of Danzer’s employees, which represent 11% of total employees, are currently represented by the United Brotherhood of Carpenters and Joiners of America, Local Union No. 340, whose contract is in effect to January 2008.  The contract contains provisions that affect compensation to be paid to employees included in the union.

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

WARRANTIES:

The Company generally warrants its trailer and related transportation equipment to be free from defects in material and workmanship, and also provides warranties relating to performance under normal use, including service for three to five years after retail sale.  Obligations under these warranties generally are limited to the repair or replacement of the defective product. Warranty expense totaled $552, $172, and $162 for the years ended October 31, 2005, 2004 and 2003, respectively.

ADVERTISING COSTS:

The Company incurs advertising costs in the normal course of business, which are expensed as incurred. Advertising costs totaled $140, $111 and $108 for the years ended October 31, 2005, 2004, and 2003, respectively.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed as incurred.  The Company has not incurred any material research and development expenses during any of its last three fiscal years.

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

Basic and diluted loss per share have been computed as follows:

	Year Ended October 31,
	2005	2004	2003

Loss before discontinued operations	$(12,119)	$(8,033)	$(3,824)
Change in fair value of redeemable stock	190	1,361	(403)

Loss attributable to common shareholders before discontinued operations	(11,929)	(6,672)	(4,227)

Loss from discontinued operations, net of tax	—	—	(49)

Net loss attributable to common shareholders	$(11,929)	$(6,672)	$(4,276)

Weighted average common and common equivalent shares outstanding, basic and diluted	3,109,333	2,699,252	720,157

Loss per share, basic and diluted, attributable to common shareholders:
From continuing operations	$(3.84)	$(2.47)	$(5.87)
Discontinued operations	—	—	(.07)

Net loss per share	$(3.84)	$(2.47)	$(5.94)

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

	Year Ended October 31, 2005	Year Ended October 31, 2004	Year Ended October 31, 2003

Net Sales	$65,774	$68,188	$66,689

Net Loss	$(12,119)	$(8,035)	$(3,745)

Loss per share, basic and diluted, attributable to common shareholders:
From continuing operations	$(3.84)	$(2.47)	$(5.75)
Discontinued operations	—	—	(.07)

Net loss per share	$(3.84)	$(2.47)	$(5.82)

The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

6.          INVENTORIES

Inventories are stated at the lower-of-cost (first-in, first-out method) or market and are comprised of the following components:

	October 31, 2005	October 31, 2004

Raw materials	$6,386	$5,346
Work-in-process	420	611
Finished goods	3,485	3,236
Valuation reserve	(2,195)	(222)

Total	$8,096	$8,971

The Company provides valuation reserves for inventory considered obsolete or not currently available for use in production.  Inventory reserves at U.S. Rubber are related to excess scrap butyl rubber not currently available for use without further processing; therefore, it has minimal value.

7.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows:

	October 31, 2005	October 31, 2004

Land and improvements	$488	$488
Buildings and improvements	4,185	3,977
Plant machinery and equipment	10,980	10,857
Furniture and fixtures	568	580
Coach fleet and vehicles	15,523	16,171
Coach refurbishments	551	566

Total	32,295	32,639
Less accumulated depreciation	(11,354)	(8,909)

Net property, plant and equipment	$20,941	$23,730

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

	Debt Amount
	October 31, 2005	October 31, 2004

Danzer

Line of credit to Fair Holdings, maximum borrowing equal to $5,000, interest payable monthly at the LIBOR Daily Floating Rate plus 3.2% (7.2882% at October 31, 2005), due April 2006. Collateralized by substantially all assets of Danzer.	$3,280	$2,253

Note payable to Fair Holdings, requires monthly principal installments of $6, interest accrues at the LIBOR Daily Floating Rate plus 3.2% (7.2882% at October 31, 2005), due April, 2006. Collateralized by substantially all assets of Danzer.	828	894

Equipment loans payable-monthly—payments currently aggregating $2 including interest of 9.50% to 11.30% through November 2007. Collateralized by equipment financed.	37	58

Other	10	13

Subtotal Danzer	4,155	3,218

Danzer’s debt is subject to financial covenants, the most restrictive of which is debt service coverage.

	Debt Amount
	October 31, 2005	October 31, 2004

United

Line of credit to a bank, maximum borrowing equal to $4,000, with a base of 80% of eligible accounts receivable plus 50% of raw material, work-in-process and finished goods inventory. Interest payable monthly at prime plus .75% (5.5% at October 31, 2004), due November 1, 2004. Collateralized by substantially all assets of United and guaranteed by Obsidian Enterprises*. Line of credit was refinanced with a new lender in July 2005.	$—	$4,000

Line of credit to a bank, maximum borrowing equal to $5,000 with a base of up to 85% of the value of its eligible accounts, plus up to 60% of its eligible raw materials and finished goods up to $3,000, plus up to 25% of its eligible work in process up to $150, less reserves of up to $75. Interest payable monthly at prime plus 0.5% (7.25% at October 31, 2005), due July 2008. Collateralized by substantially all assets of United and guaranteed by Obsidian Enterprises.*	3,472	—

Notes payable to a bank, requires monthly principal installments of $11 plus interest of prime plus 1% (5.75% at October 31, 2004), due through July 2006, collateralized by substantially all assets of United and guaranteed by Obsidian Enterprises. Loan was refinanced with a new lender in July 2005.	—	987

Note payable to a bank, monthly principal installments of $5 plus interest at prime plus 1% (7.75% at October 31, 2005), due July 2013.*	484	—

Subordinated note payable to Huntington Capital Investment Company, interest payable quarterly at 14% per annum, balloon payment of outstanding principal balance due July 26, 2006, less unamortized discount ($392 and $794 at October 31, 2005 and 2004, respectively). Unsecured and subordinate to line of credit and notes payable above.*	3,108	2,706

Note payable to former shareholder, interest payable monthly at 9% per annum, balloon payment of outstanding principal balance due July 27, 2006. Unsecured and subordinate to line of credit, notes payable and Huntington debt above.*	1,500	1,500

	Debt Amount
	October 31, 2005	October 31, 2004
United, continued

Revolving line of credit with Fair Holdings, interest payable monthly at 2% above the Fair Finance V-12 certificate rate (8.25% at October 31, 2005), due April 2012. Collateralized by all assets of the borrower, subordinate to line of credit and notes payable.	2,304	—

Other	76	79

Subtotal United	10,944	9,272

United’s debt is subject to financial covenants, the most restrictive of which is a fixed charge ratio and tangible net worth.

*United was in technical default of certain loan covenants with its senior and subordinated lender at October 2005.

Obsidian Enterprises

Line of credit to Fair Holdings, maximum borrowing equal to $15,000, interest payable monthly at 10%, due January 2007, collateralized by all assets of Obsidian Enterprises and personally guaranteed by certain officers.	12,904	10,815

Note payable to Fair Holdings, interest payable monthly at 15%, balloon payment due March 2007, personally guaranteed by certain officers.	—	934

Convertible Notes Payable
Note payable to Renaissance (formerly parent of Danzer Corporation), interest payable monthly at 8% per annum, with monthly principal payments of $5 beginning July 2004, due July 2008. Convertible at the option of the holder to common stock of Obsidian Enterprises at a conversion price of $5.00 per share. The loan agreement also restricts dividend payments without the prior consent of the lender.	500	500

Subtotal Obsidian Enterprises.	13,404	12,249

	Debt Amount
	October 31, 2005	October 31, 2004

Classic

Line of credit to a bank, maximum borrowing equal to the lesser of $1,000 or 85% of eligible accounts receivable plus the lesser of 60% of all outstanding line of credit advances, $500, or the sum of 60% of finished goods and raw material eligible inventory plus the lesser of 60% of work-in-process eligible inventory or $90 minus inventory reserves. Interest payable monthly at prime plus 0.5% (7.25% at October 31, 2005), due May 1, 2006. Collateralized by substantially all assets of Classic and guaranteed by Obsidian Enterprises and the Chairman of Obsidian Enterprises.	787	580

Notes payable to a Bank, monthly principal installments of $2 plus interest at prime plus 0.5% (7.25% at October 31, 2005), due through May 1, 2009. Collateralized by substantially all assets of Classic and guaranteed by Obsidian Enterprises and certain officers.	75	96

Notes payable to a Bank, monthly principal installments of $23 plus interest at prime plus 1% (7.75% at October 31, 2005), due through May 1, 2007. Collateralized by substantially all assets of Classic and guaranteed by Obsidian Enterprises and certain officers.	437	714

Other	30	39

Subtotal Classic	1,329	1,429

Total all companies	55,724	47,229
Less related-party amounts presented separately, current portion	(4,115)	(7)
Less related-party amounts presented separately, long-term	(27,058)	(20,299)
Less current portion	(20,914)	(18,376)
	$3,637	$8,547

Classic’s debt is subject to financial covenants, the most restrictive of which is a leverage ratio and a fixed charge coverage ratio.

Following are the maturities of long-term debt for each of the next five years and thereafter:

2006	$25,029
2007	17,593
2008	2,557
2009	1,044
2010	96
Thereafter	9,405

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

13.  BUSINESS SEGMENT DATA AND GEOGRAPHIC DATA

The Company operates in three industry segments comprised of trailer and related transportation equipment manufacturing; coach leasing; and butyl rubber reclaiming.  All sales are in North and South America primarily in the United States, Canada and Brazil.  All segment information is presented from continuing operations and loss from discontinued operations. Selected information by segment follows:

	Year Ended October 31, 2005
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$45,788	$3,343	$9,562	$58,693	$—	$58,693
Foreign	5,681	—	1,400	7,081	—	7,081

Total	$51,469	$3,343	$10,962	$65,774	$—	$65,774

Cost of goods sold	$47,473	$1,936	$12,767	$62,176	$—	$62,176

Loss before taxes and minority interest	$(3,100)	$(2,211)	$(3,358)	$(8,669)	$(3,474)	$(12,143)

Identifiable assets	$23,017	$12,367	$10,377	$45,761	$678	$46,439

Goodwill	$7,055	$—	$—	$—	$—	$7,055

Depreciation and amortization expense	$1,063	$843	$1,517	$3,423	$150	$3,573

Interest expense	$1,737	$1,409	$654	$3,800	$1,360	$5,160

	Year Ended October 31, 2004
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$43,037	$5,464	$9,499	$58,000	$—	$58,000
Foreign	5,147	—	1,213	6,360	—	6,360

Total	$48,184	$5,464	$10,712	$64,360	$—	$64,360

Cost of goods sold	$44,116	$3,216	$10,472	$57,804	$—	$57,804

Loss before taxes and minority interest	$(4,110)	$(1,574)	$(1,606)	$(7,290)	$(694)	$(7,984)

Identifiable assets	$24,941	$14,132	$10,562	$49,635	$(216)	$49,419

Goodwill	$7,055	$—	$—	$—	$—	$7,055

Depreciation and amortization expense	$903	$1,004	$1,450	$3,357	$142	$3,499

Interest expense	$1,606	$1,362	$494	$3,462	$703	$4,165

	Year Ended October 31, 2003
	Trailer Manufacturing	Coach Leasing	Butyl Rubber Reclaiming	Total Segments	Corporate	Consolidated

Sales:
Domestic	$37,590	$7,281	$9,893	$54,764	$—	$54,764
Foreign	3,419	—	1,112	4,531	—	4,531

Total	$41,009	$7,281	$11,005	$59,295	$—	$59,295

Cost of goods sold	$37,704	$4,060	$9,972	$51,736	$—	$51,736

Loss before taxes and minority interest	$(3,480)	$(122)	$(752)	$(4,354)	$(235)	$(4,589)

Identifiable assets	$19,722	$14,147	$11,028	$44,897	$985	$45,882

Goodwill	$5,784	$—	$—	$—	$—	$5,784

Depreciation and amortization expense	$751	$767	$1,332	$2,850	$—	$2,850

Interest expense	$1,395	$1,189	$556	$3,140	$407	$3,547

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

The provision for (expense) benefit for income taxes consists of the following:

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	(7)	(48)	(66)

	(7)	(48)	(66)

Deferred:
Federal	—	61	733
State	—	10	270
Discontinued operations	—	—	25

	—	71	1,028

Total tax benefit (expense)	(7)	23	962

Less tax benefit from discontinued operations	—	—	(25)

Tax benefit (expense) from continuing operations	$(7)	$23	$937

A reconciliation of income tax benefit (expense) from continuing operations at U.S. statutory rates to actual income tax benefit (expense) is as follows:

	2005	2004	2003

Benefit (tax) at statutory rate (34%)	$3,601	$2,714	$1,536
Effect of nontaxable combined entity	(29)	(10)	138
State income tax	350	273	180
Increase in valuation reserve	(4,036)	(2,901)	(1,028)
Other	107	(53)	111

	$(7)	$23	$937

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

	2005	2004

Deferred tax assets (liabilities):
Accounts receivable	$290	$233
Inventories	775	203
Accrued expenses	286	199
Intangibles	(76)	251
Operating loss carryforwards	12,043	8,294
Property and equipment	(4,461)	(4,634)
Other	(250)	25

	8,607	4,571
Less valuation reserves	(8,908)	(4,872)

Deferred tax assets (liabilities), net	$(301)	$(301)

Included in the accompanying balance sheet under the following:

	2005	2004

Deferred tax assets	$1,095	$635
Deferred tax liabilities	(1,396)	(936)

	$(301)	$(301)

The amount of federal tax net operating loss carryforwards available at October 31, 2005 was approximately $28,400.  Certain of these loss carryforwards were generated by certain subsidiaries prior to the reverse merger transaction in June 2001 and have expiration dates through the year 2021.  The Company has recorded a 100% valuation allowance on the remaining net deferred tax asset of $8,908 at October 31, 2005.

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

15.  RELATED PARTIES

The Company makes advances, receives loans and conducts other business transactions with affiliates resulting in the following amounts for the periods ended:

	October 31, 2005	October 31, 2004
Balance sheets:
Current assets:
Accounts receivable, Obsidian Capital Company(2)	$8	$8
Accounts receivable, Champion(2)	14	7
Accounts receivable, CCG Parma(2)	8	12
Accounts receivable, DC Investments and Fair Holdings(2)	29	2
Accounts receivable, stockholders	27	11
Accounts receivable, other affiliated entities	71	31

Total assets	$157	$71

Current liabilities:
Accounts payable, Obsidian Capital Company(2)	$35	$35
Accounts payable, Champion(2)	56	12
Accounts payable, CCG Parma(2)	59	9
Accounts payable, DC Investments and Fair Holdings(2)	2,388	1,181
Accounts payable, stockholders	3	3
Accounts payable, other affiliated entities	51	28
Line of credit, Fair Holdings(2)-current portion	4,115	—
Long-term portion:
Accounts payable, Obsidian Capital Company(2)	240	240
Accounts payable, stockholders	316	316
Notes payable, DC Investments(2)	700	700
Notes payable, Fair Holdings(2)	3,302	8,784
Line of credit, Fair Holdings(2)	23,056	10,815
Total liabilities	$34,321	$22,123

	October 31, 2005	October 31, 2004	October 31, 2003

Statements of Operations:
Interest expense, DC Investments and Fair Holdings(2)	$2,674	$1,751	$1,274
Rent expense, Fair Holdings(2)	54	54	45
Sales to Champion (2)	71	60	—
Purchases from Champion (2)	1,107	137	—
Rent expense, Roost Leasing(1)	144	72	—
Purchases, CCG Parma(2)	127	11	—
Other:
Coach rebuild, Champion	—	185	—
Classic acquisition costs, Diamond Investments, LLC(2)	—	51	—

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

17.  SUBSEQUENT EVENTS

A group of Obsidian Stockholders filed a transaction statement on Schedule 13E-3 and announced their intention to take Obsidian private. The purpose of the transaction is to eliminate the public stockholders of Obsidian and cause Obsidian to become a private company whose stock will no longer be traded on the OTC Bulletin Board and which will no longer be subject to the periodic reporting requirements of the Securities Exchange Act of 1934. Subsequent to fiscal 2005, the group filed amendment 4 to schedule 13-E3 notifying all shareholders that the group obtained 90% ownership.  The expected date to complete the going private transaction is March 17, 2006.

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(dollars in thousands, except per share amounts)

YEAR ENDED OCTOBER 31, 2005

	First Qtr. Ended 1/31/05	Second Qtr. Ended 4/30/05	Third Qtr. Ended 7/31/05	Fourth Qtr. Ended 10/31/05

Net sales	$13,645	$18,944	$17,591	$15,594

Gross profit	826	1,765	1,487	(480	)**

Loss from continuing operations	(3,116)	(2,083)	(2,157)	(4,794	)***

Loss from continuing operations per basic common and common equivalent share	(1.01)	(0.67)	(0.69)	(1.54)

YEAR ENDED OCTOBER 31, 2004

	First Qtr. Ended 1/31/04	Second Qtr. Ended 4/30/04	Third Qtr. Ended 7/31/04	Fourth Qtr. Ended 10/31/04

Net sales	$12,046	$16,292	$18,227	$17,795

Gross profit	1,067	1,103	2,809	1,577

Loss from continuing operations	(2,218)	(2,890)	(686)	(2,167)

Loss from continuing operations per basic common and common equivalent share	(3.32)	(1.00)	(0.13)	(0.66)

YEAR ENDED OCTOBER 31, 2003

	First Qtr. Ended 1/31/03	Second Qtr. Ended 4/30/03	Third Qtr. Ended 7/31/03	Fourth Qtr. Ended 10/31/03

Net sales	$10,899	$15,107	$16,795	$16,494

Gross profit	1,160	1,791	2,405	2,203	*

Loss from continuing operations	(1,517)	(909)	(307)	(1,091	)*

Loss from continuing operations per basic common and common equivalent share	(2.25)	(1.26)	(0.14)	(1.52)

*       The fourth quarter includes a charge related to inventory at United of $500

**     The fourth quarter includes a charge related to inventory at U.S. Rubber of $870

***   The fourth quarter includes a charge related to inventory at U.S. Rubber of $870 and to warranty at United of $364

SCHEDULE II—VALUATION AND QUALIFYING OF ACCOUNTS

Year Ended October 31, 2005

(in thousands)

		Column C—Additions
Column A— Description	Column B— Balance at Beginning of Period	(1)—Charged to Costs and Expenses		(2)—Charged to Other Accounts— Describe	Column D— Deductions— Describe		Column E— Balance at End of Period

Allowance for doubtful accounts	$743	$102		$—	$85	(1)	$760

Inventory valuation allowances	$222	$1,973	(3)	$—	$—		$2,195

Deferred tax valuation reserve	$4,837	$4,036		$—	$—		$8,873

Year Ended October 31, 2004

(in thousands)

		Column C—Additions
Column A— Description	Column B— Balance at Beginning of Period	(1)—Charged to Costs and Expenses	(2)—Charged to Other Accounts— Describe	Column D— Deductions— Describe		Column E— Balance at End of Period

Allowance for doubtful accounts	$496	$287	$—	$40	(1)	$743

Inventory valuation allowances	$321	$—	$—	$99	(2)	$222

Deferred tax valuation reserve	$1,971	$2,866	$—	$—		$4,837

(1)Recovery of amounts previously reserved.

(2)Use of inventory previously reserved.

(3)Additional reserve due to a change in estimate in fiscal 2005.

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

More specifically, the Company’s management has concluded that (i) additional accounting personnel were needed both at the parent company level and at certain subsidiaries at October 31, 2005 to ensure that certain disclosure controls and procedures were operating effectively; (ii) greater segregation of duties was needed in the accounting functions; and (iii) certain procedures should be documented to ensure that personnel turnover does not result in a failure of those procedures.  The Company is evaluating how best to utilize the time of these new employees.  The Company will continue to evaluate the need for additional staff at the parent and subsidiary levels, but given the size and location of the Company’s subsidiaries the Company believes it will continue to face challenges in attracting and retaining qualified personnel.  Additionally, the Company is also in the process of evaluating ways in which the impact of personnel turnover on the implementation of disclosure controls and procedures can be reduced.  Management continues to evaluate the effectiveness of this segregation and the need for additional enhancements, including, but not limited to, the addition of accounting personnel.  In addition, management believes that the matters disclosed in Item 4.02(b) of Form 8-K filed March 2, 2006 (which is incorporated herein by reference), also indicate that the Company’s disclosure controls and procedures were not effective at October 31, 2005.

There have been no other significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the October 31, 2005 evaluation.  The Company does, however, anticipate filing a Form 15 on March 17, 2006, which would cause the internal controls and disclosure controls and procedures requirements of the federal securities laws to be no longer applicable to the Company.

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

Dated: March 17, 2006	OBSIDIAN ENTERPRISES, INC.

	By	/s/ Timothy S. Durham
Timothy S. Durham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 17, 2006	/s/ Timothy S. Durham
Timothy S. Durham
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board and Director

Dated: March 17, 2006	/s/ Rick D. Snow
Rick D. Snow, Executive Vice President/Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 17, 2006	/s/ Jeffrey W. Osler
Jeffrey W. Osler, Executive Vice President, Secretary and Treasurer and Director

Dated: March 17, 2006	/s/ Terry G. Whitesell
Terry G. Whitesell, Director

Dated: March 17, 2006	/s/ D. Bruce Johnston, III
D. Bruce Johnston, III, Director

Dated: March 17, 2006	/s/ D. Scott McKain
D. Scott McKain, Vice Chairman and Director

Dated: March 17, 2006	/s/ Daniel S. Laikin
Daniel S. Laikin, Director

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference/Attached

3.1	Amended Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003.

3.2	Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

3.3	Amended Certificate of Designations, Preferences, Rights and Limitations of Series C Preferred Stock	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003.

3.4	Certificate of Designations, Preferences, Rights and Limitations of Series D Preferred Stock	Incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

3.5	Amended Certificate of Designations, Preferences, Rights and Limitations of Series D Preferred Stock	Incorporated by reference to Exhibit 3.4(b) to Amendment No. 1 to the Registration Statement on Form S-4 filed on December 17, 2003.

3.6	Bylaws of the Registrant (Restated Effective as of September 27, 2002)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

4.1	Registration Rights Agreement, dated June 21, 2001	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

4.2	Amendment and Joinder to Registration Rights Agreement, dated July 27, 2001	Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

4.3	8.00% Convertible Debenture Issued by Registrant on July 19, 2001 to HSBC Global Custody Nominee Due July 19, 2008	Incorporated by reference to Exhibit 2 to Schedule 13D filed September 20, 2001 by Russell Cleveland, Renaissance Capital Group, Inc.

4.4	8.00% Convertible Debenture Issued by Registrant on July 19, 2001 to Renaissance US Growth & Income Trust PLC Due July 19, 2008	Incorporated by reference to Exhibit 3 to Schedule 13D filed September 20, 2001 by Russell Cleveland, Renaissance Capital Group, Inc.

4.5	Convertible Loan Agreement, dated July 19, 2001, Among Registrant, BFSUS Special Opportunities Trust PLC, Renaissance US Growth & Income Trust PLC and Renaissance Capital Group, Inc.	Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.1	2001 Long Term Incentive Plan*	Incorporated by reference to Appendix E to the Registrant’s Proxy Statement filed on September 18, 2001

10.2	Management Agreement, dated June 16, 2001, between Pyramid, Inc. and D.W. Leasing	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.3	Promissory Note, dated June 1, 2001, from Obsidian Capital Company, LLC to U.S. Rubber Reclaiming, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.4	Purchase Agreement, dated June 5, 2001, between United Expressline, Inc., United Acquisition, Inc., J.J.M. Incorporated and the Shareholders of United Expressline, Inc. and J.J.M. Incorporated	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.5	Promissory Note, dated July 27, 2001, from United Acquisition, Inc. to United Expressline, Inc.	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.6	Credit Agreement, dated July 27, 2001, between United Acquisition, Inc. and First Indiana Bank	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.7	Loan and Security Agreement, dated January 21, 2000, between Danzer Industries, Inc. and Banc of America Commercial Finance Corp.	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.8	Subordinated Secured Promissory Note, dated December 29, 2000, from USRR Acquisition Corp. to SerVaas, Inc.	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001.

10.9	Form of Installment Loan from Edgar County Bank & Trust Co. to DW Leasing Company, LLC, Related Documents and Schedule Identifying Material Details	Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.10	Loan Agreement, dated December 10, 1999, between Old National Bank and DW Leasing Company, LLC, and Related Documents	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.11	Form of Promissory Note from DW Leasing Company, LLC to Star Financial Bank, Related Documents and Schedule Identifying Material Details	Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.12	Master Lease Agreement, dated May 17, 2000, between Old National Bank and DW Leasing Company, LLC, and Related Documents	Incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.13	Loan Agreement, dated June 1, 2000, between DW Leasing Company LLC and Regions Bank and Security Agreement	Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.14	Business Loan Agreement (Asset Based), dated August 15, 2001, between Danzer Industries, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.15	1999 Stock Option Plan*	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2001

10.16	Assignment and Assumption Agreement, dated February 20, 2002, between DW Leasing, LLC and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

10.17	Replacement Promissory Note, dated February 26, 2002, from Obsidian Enterprises, Inc. to Fair Holdings, Inc. in the principal amount of $700,000 due March 1, 2007	Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.18	Promissory Note from Obsidian Enterprises, Inc. in favor of Fair Holdings, Inc. in the principal amount of $570,000 due February 1, 2007	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

10.19	Subscription Agreement of Fair Holdings, Inc. for 186,324 shares of Series C Preferred Stock	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

10.20	Subscription Agreement of Obsidian Capital Partners, LP for 402,906 shares of Series C Preferred Stock	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2002

10.21	Second Amendment to Credit Agreement, dated August 28, 2002, between United Expressline, Inc. and First Indiana Bank, N.A.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the Quarter Ended July 31, 2002

10.22	Promissory Note, dated January 17, 2002, from DW Leasing Company, LLC, to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.23	Promissory Note, dated September 3, 2002, from Obsidian Enterprises, Inc., to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.24	Promissory Note, dated January 9, 2002, from Obsidian Enterprises, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.25	Credit Agreement, dated October 31, 2002, between Obsidian Leasing Company, Inc. and Old National Bank, N.A. and Related Documents	Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.26	Stock Purchase Agreement, dated July 27, 2001, between Danzer Corporation and The Huntington Capital Investment Company.	Incorporated by reference to Exhibit A to the Schedule 13G filed by The Huntington Capital Investment Company on August 6, 2001.

10.27	Loan Agreement, dated September 24, 2002, between Edgar County Bank & Trust Co. and Obsidian Leasing Company, Inc.	Incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.28	Term Promissory Note, dated September 26, 2002, from Obsidian Leasing Company, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.29	Note Purchase Agreement, dated July 27, 2001, between United Acquisition, Inc. and The Huntington Capital Investment Company.	Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.30	Limited Forbearance Agreement, dated October 14, 2002, among Danzer Industries, Inc., Obsidian Enterprises, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.31	Revolving Credit, Term Loan and Security Agreement, dated October 25, 2002, between PNC Bank, N.A. and U.S. Rubber Reclaiming, Inc. and Related Documents	Incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.32	Term Promissory Note, dated October 31, 2002, from DW Leasing Company, LLC to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.33	Rental Agreement, dated October 1, 2002, between DW Trailer, LLC and Danzer Industries, Inc.	Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.34	Commercial Equipment Lease Agreement, dated August 1, 2002, between Fair Holdings, Inc. and Danzer Industries, Inc.	Incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.35	Commercial Equipment Lease Agreement, dated August 1, 2002, between Fair Holdings, Inc. and Obsidian Enterprises, Inc.	Incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the Year Ended October 31, 2002

10.36	Promissory Term Note, dated November 18, 2002, from Obsidian Leasing Company, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.37	Third Amendment to Credit Agreement, dated December 26, 2002, between United Expressline, Inc. and First Indiana Bank, N.A.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.38	Credit Agreement, dated December 18, 2002, between DC Investments Leasing, LLC and First Indiana Bank, N.A. and Related Documents.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.39	Term Promissory Note, dated January 3, 2003, from Obsidian Leasing, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.40	Stock Purchase Warrant, dated January 24, 2003, issued by Obsidian Enterprises, Inc. to Frost National Bank, Custodian, FBO Renaissance US Growth Investment Trust PLC Trust No. WOO740100.	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.41	Stock Purchase Warrant, dated January 24, 2003, issued by Obsidian Enterprises, Inc., to HSBC Global Custody Nominee (UK) Limited, FBO BFS US Special Opportunities Trust PLC.	Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.42	Second Limited Forbearance Agreement, dated February 28, 2003, between Danzer Industries, Inc. and Obsidian Enterprises, Inc.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.43	Form of Letter Amending Stock Options and Schedule Identifying Material Details*	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.44	First Amendment to Promissory Note, dated January 9, 2003.	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.45	Sublease, effective as of January 1, 2003, between Fair Holdings, Inc. and Obsidian Enterprises, Inc.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.46	Commercial Equipment Lease Agreement, commencing November 20, 2002, between Fair Holdings, Inc. and United Expressline, Inc.	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2003

10.47	Assignment Agreement, dated May 12, 2003, between Obsidian Enterprises, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.48	Assignment of Note and Other Loan Documents, dated March 28, 2003, between Bank of America, N.A. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.49	First Amendment to Business Loan Agreement and Promissory Note (Line of Credit), dated March 28, 2003, between Danzer Industries, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.50	Second Amendment to Promissory Note (Line of Credit), dated April 1, 2003, between Obsidian Enterprises, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2003

10.51	Employment Agreement, dated April 30, 2003, between Obsidian Enterprises, Inc. and Rick D. Snow.*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2003

10.52	Third Amendment to Promissory Note (Line of Credit), dated February 2, 2004, between Obsidian Enterprises, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.70 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.53	Term Promissory Note, dated September 19, 2003, from DC Investments Leasing, LLC to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.71 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.54	Promissory Note, dated August 31, 2003, from DC Investments, Inc. to Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.72 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.55	Second Amendment to Revolver Promissory Note, dated September 31, 2003, between Danzer Industries, Inc. and Fair Holdings, Inc.	Incorporated by reference to Exhibit 10.73 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.56	Stock Purchase Warrant, dated February 9, 2004, issued by Obsidian Enterprises, Inc. to HSBC Global Custody Nominee (UK) Limited, FBO BFS US Special Opportunities Trust PLC.	Incorporated by reference to Exhibit 10.74 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.57	Stock Purchase Warrant, dated February 9, 2004, issued by Obsidian Enterprises, Inc. to Frost National Bank, Custodian, FBO Renaissance US Growth Investment Trust PLC, Trust No. W00740100.	Incorporated by reference to Exhibit 10.75 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2003

10.58	Third Amendment to Revolver Promissory Note by and among Danzer Industries, Inc. and Fair Holdings, Inc., dated May 1, 2004	Incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2004

10.59	Credit Agreement, dated as of April 28, 2004, between Classic Manufacturing Acquisition Corp. and National City Bank of Indiana	Incorporated by reference to Exhibit 10.1 on the Registrant’s Form 8-K dated May 14, 2004

10.60	Facility Lease for Pyramid Coach, Inc. with Fergusen Properties, dated November 16, 2004	Incorporated by reference to Exhibit 10.60 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.61	Facility Lease for Classic Manufacturing, Inc. with Roost Leasing, dated April 27, 2004	Incorporated by reference to Exhibit 10.61 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.62	Amended Credit Agreement, dated December 28, 2004, between Classic Manufacturing Acquisition Corp. and National City Bank of Indiana	Incorporated by reference to Exhibit 10.62 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.63	Third Amendment to Revolver Promissory Note by and among Danzer Industries, Inc. and Fair Holdings, Inc., dated July 1, 2004	Incorporated by reference to Exhibit 10.63 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.64	Second Amendment to Promissory Note by and among Obsidian Leasing Company, Inc. and Fair Holdings, Inc., dated August 31, 2004	Incorporated by reference to Exhibit 10.64 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.65	Second Amendment to Note Purchase Agreement between United Expresslines and The Huntington Capital Company	Incorporated by reference to Exhibit 10.65 on the Registrant’s Annual Report on Form 10K for the Year Ended October 31, 2004

10.66	Third Amended Promissory Note (Line of Credit) by and between Obsidian Leasing Company, Inc. and Fair Holdings, Inc. dated March 31, 2005	Incorporated by reference to Exhibit 10.1 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.67	Credit Agreement by and between U.S. Rubber Reclaiming, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.2 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.68	Security Agreement by and between U.S. Rubber Reclaiming, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.3 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.69	Revolving Note by and between U.S. Rubber Reclaiming, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.4 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.70	Credit Agreement by and between United Expressline, Inc. and Fair Holdings dated April 15, 2005	Incorporated by reference to Exhibit 10.5 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.71	Security Agreement by and between United Expressline, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.6 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.72	Revolving Note by and between United Expressline, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.7 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.73	Credit Agreement by and between Pyramid Coach, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.8 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.74	Security Agreement by and between Pyramid Coach, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.9 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

10.75	Revolving Note by and between Pyramid Coach, Inc. and Fair Holdings, Inc. dated April 15, 2005	Incorporated by reference to Exhibit 10.10 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended April 30, 2005

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

Incorporated by reference to Exhibit 10.8 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.85	Third Amended Promissory Note (Line of Credit) by and between DW Leasing Company, LLC and Fair Holdings, Inc. dated June 15, 2005	Incorporated by reference to Exhibit 10.9 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.86	Second Amended Promissory Note (Line of Credit) by and between DC Investments Leasing, LLC and Fair Holdings, Inc. dated June 15, 2005	Incorporated by reference to Exhibit 10.10 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

10.87	Amendment No. 3 to Note Purchase Agreement and Limited Waiver by and between United Expressline, Inc. and The Huntington Capital Investment Company dated July 19, 2005	Incorporated by reference to Exhibit 10.11 on the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended July 31, 2005

†10.88	Second Amendment to Promissory Note by and between Obsidian Leasing Company, Inc. and Fair Holdings, Inc. dated December 15, 2005

†10.89	Fourth Amendment to Promissory Note by and between Obsidian Leasing Company, Inc. and Fair Holdings, Inc. dated December 15, 2005

†10.90	First Amendment to Promissory Note (Line of Credit) by and between U.S. Rubber Reclaiming, Inc. and Fair Holdings, Inc. dated October 15, 2005

†10.91	Fourth Amendment to Revolver Promissory Note by and between Danzer Industries, Inc. and Fair Holdings, Inc. dated October 15, 2005

†10.92	Fourth Amendment to Promissory Note by and between DW Leasing Company, LLC and Fair Holdings, Inc. dated December 15, 2005

†10.93	Second Amendment to Promissory Note by and between DC Investments Leasing, LLC and Fair Holdings, Inc. dated December 15, 2005

†14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers

†21.1	List of Subsidiaries

31.1	Sarbanes-Oxley Act Section 302 Certification	Attached

31.2	Sarbanes-Oxley Act Section 302 Certifications	Attached

32.1	Sarbanes-Oxley Act Section 906 Certification	Attached

*Indicates Exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

†Previously filed